Form 10-K
period 2017-12-31
Luther Burbank Corp
filed 2018-03-16
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2017
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38317

Luther Burbank Corporation
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	68-0270948 (I.R.S. employer identification number)

520 Third St, Fourth Floor Santa Rosa (Address of principal executive offices)	95401 (Zip Code)

Registrant's telephone number, including area code: (844) 446-8201

Securities Registered Pursuant to Section 12(b) of the Act
Title of Class	Name of Each Exchange on which Registered
Common Stock, no par value per share	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Company ☐ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public trading market for the Registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.

As of March 7, 2018, there were 56,566,232 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 24, 2018 and any adjournment thereof, are incorporated by reference in Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All references to ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ ‘‘Luther Burbank Corporation’’ or ‘‘the Company’’ refers to Luther Burbank Corporation, a California corporation, and our consolidated subsidiaries, including Luther Burbank Savings, a California banking corporation, unless the context indicates that we refer only to the parent company, Luther Burbank Corporation. ‘‘Bank’’ or ‘‘LBS’’ refers to Luther Burbank Savings, our banking subsidiary.

This Annual Report on Form 10-K contains a number of forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements may be identified by use of words such as "anticipate," "believe," “continue,” "could," "estimate," "expect," “impact,” "intend," "seek," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions. Forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are numerous, important factors that could cause our actual results to differ materially from those indicated in forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets;

•	economic, market operational, liquidity, credit and interest rate risks associated with our business;

•	the occurrence of significant natural or man-made disasters, including fires, earthquakes and terrorist acts;

•
our management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure;

•	our ability to achieve organic loan and deposit growth and the composition of such growth;

•	the fiscal position of the U.S. and the soundness of other financial institutions;

•	changes in consumer spending and savings habits;

•	technological and social media changes;

•	the laws and regulations applicable to our business, and the impact of recent and future legislative and regulatory changes;

•
changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;

•	increased competition in the financial services industry;

•	changes in the level of our nonperforming assets and charge-offs;

•	our involvement from time to time in legal proceedings and examination and remedial actions by regulators;

•	the composition of our management team and our ability to attract and retain key personnel;

•	material weaknesses in our internal control over financial reporting;

•	systems failures or interruptions involving our information technology and telecommunications systems;

•	potential exposure to fraud, negligence, computer theft and cyber-crime; and

•	the obligation associated with being a public company.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I.

Item 1. Business
General
Luther Burbank Corporation is a bank holding company incorporated on May 14, 1991 under the laws of the state of California and is headquartered in Santa Rosa, California. The Company operates primarily through their wholly-owned subsidiary, Luther Burbank Savings, a California banking corporation originally chartered in 1983 in Santa Rosa, California as a California savings and loan association. Luther Burbank Savings converted to a federal savings association in 1998 and subsequently converted to a California commercial bank charter in 2016. In December 2017, in conjunction with our initial public offering, the Company terminated its status as an S Corporation and elected to be treated as a C Corporation. As of December 1, 2017, the Company's taxable earnings have been subject to U.S. federal income tax.
The Company also owns Burbank Financial Inc., a real estate investment company, and Luther Burbank Statutory Trusts I and II, entities created to issue trust preferred securities.
The Company's principal business is attracting deposits from the general public and investing those funds in a variety of real estate loans, including permanent mortgage loans and construction loans secured by residential, multifamily, and commercial real estate. The Company specializes in real estate secured lending in metropolitan areas along the West Coast and has developed special expertise in multifamily residential, jumbo, nonconforming single family residential and commercial real estate lending.
Our Initial Public Offering
Our initial public offering, or IPO, closed on December 12, 2017 and a total of 13,972,500 shares of common stock were sold at $10.75 per share, including 1,822,500 shares of common stock subject to the underwriters’ over-allotment option, which was exercised in full. After deducting underwriting discounts and offering expenses, the Company received total net proceeds of $138.3 million from the initial public offering and the exercise of the underwriter option. Upon completion of the IPO, the Company became a publicly traded company with our common stock listed on The NASDAQ Global Select Market under the symbol “LBC”.

Implications of being an emerging growth company

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an ‘‘emerging growth company’’ under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of other significant requirements that are otherwise generally applicable to other public companies. Among other factors, as an emerging growth company:

•
we may present only two years of audited financial statements, discuss only our results of operations for two years in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and provide less than five years of selected financial data;

•
we are exempt from the requirement to provide an opinion from our auditors on the design and operating effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;

•	we may choose not to comply with any new requirements adopted by the Public Company Accounting Oversight Board, or PCAOB;

•
we are permitted to provide less extensive disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means we do not have to include a compensation discussion and analysis and other disclosure regarding our executive compensation in this Annual Report; and

•	we are not required to hold nonbinding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of these provisions for up to five years unless we earlier cease to qualify as an emerging growth company. We will cease to qualify as an emerging growth company if we have more than $1.07 billion in annual gross revenues, as that amount may be periodically adjusted by the Securities and Exchange Commission, or SEC, we become a ‘‘large accelerated filer,’’ including having more than $700.0 million in market value of our common stock held by non-affiliates, or we issue more than $1.0 billion of non-convertible debt in a three-year period.

We expect to take advantage of the reduced reporting and other requirements of the JOBS Act with respect to the periodic reports we will file with the SEC and proxy statements that we use to solicit proxies from our shareholders.

Business Strategies

We intend to continue executing our strategic plan by focusing on the following key objectives:

•
Continued organic lending growth in our existing markets and in new strategically targeted markets. Our primary focus is to grow our client base within our strategic markets and to expand the penetration of our existing multifamily, single family and commercial real estate lending activities into additional contiguous markets on the West Coast which have strong job growth, strong economic growth and limited affordable housing. As part of these efforts, we recently extended our multifamily and our single family residential lending operations to Portland, Oregon. We intend to incorporate all major metropolitan markets between our existing markets, resulting in a contiguous footprint from Seattle to San Diego. The high cost of living and high barriers to entry make these markets attractive targets for investments in affordable rental housing for low and middle income tenants. Robust job markets, strong single family residential demand, high average housing cost, and concentrations of professional, highly skilled and high income workers, entrepreneurs and other high net worth individuals make our markets ideal for our portfolio single family residential lending activities.

We believe we have a competitive advantage over larger national financial institutions, which lack our level of personalized service, and over smaller community banks, which lack our product and market expertise. We intend to capture additional market share by deepening our relationships with current customers and supporting our bankers in their pursuit of new customers in our target markets. We believe that our stable, income producing property focus and our existing customer profile lends itself to expanded lending in our existing markets.

•
Deepen client relationships and grow our deposit base. We provide a high level of customer service to our depositors. Our historical focus for our deposit production activities was exclusively on individual savings deposits from high net worth, primarily self-employed, individuals, entrepreneurs and professionals, and we did not emphasize transactional accounts. This strategy has produced a stable customer base. We have recently expanded our focus, and invested in personnel, business and compliance processes and technology that enable us to acquire, and efficiently and effectively serve, a wide array of business deposit accounts, and increase outreach in high-density, small to medium sized business markets where the Bank already operates while continuing to provide the level of customer service for which we are known to our consumer depositors. We also provide comprehensive online and mobile banking products to our business and consumer depositors to complement our branch network.

We believe that our current customer base contains significant, untapped cross-selling opportunities. We plan to continue to grow our non-brokered, consumer and business deposits by:

•	cross-selling business deposit relationships to our existing consumer customers who are business owners;

•	cross-selling business and consumer accounts to our multifamily and single family loan borrowers;

•	obtaining new individual and business customers, including specialty deposit customers, such as escrow and title company depositors and 1031 exchange companies; and

•	establishing new branches in key California and Washington markets

We will also seek to cross-sell existing customers, and solicit new ones, for additional lending opportunities in our markets, and to develop niche verticals, where our credit underwriting expertise and efficient operations can yield an attractive risk-adjusted return. Our cross-selling efforts to existing customers will be strategically targeted, based on our in depth analyses of our customers’ overall financial profile, cash flows, financial resources and banking requirements, to drive traffic to branches. Our cross-selling efforts are in their very early stages, and we believe there is a significant capacity to expand deposit and lending relationships on this basis.

•	Disciplined credit quality and robust risk management. We are committed to being a high performing organization, and as we continue to grow our loan portfolio, we will do so in a disciplined manner. Risk management is a core competency of our business, demonstrated by the strong credit performance of our portfolio. We have implemented comprehensive policies and procedures for credit underwriting and monitoring our loan portfolio, internal risk management, managing our interest rate risk, compliance, reputation, legal risk and other risks inherent in our operations. The sound credit practices followed by our bankers allow credit decisions to be made efficiently and consistently. We attribute our success to a strong credit culture, the continuous evaluation of risk and return and the strict separation between business development and credit decision making, coupled with a robust risk management framework. Our focus on credit and risk management has enabled us to grow our balance sheet successfully while maintaining strong asset quality.

•
Disciplined cost management. We intend to continue to foster a culture of efficiency through hands-on management, prudent expense management, and a strategically small number of branches. We believe that we can support continued growth in assets, customers and our geographic footprint without significant additional investment in our infrastructure and technology, or significant expansion of our personnel. We believe that our existing network of branches and loan production offices, as well as nonbranch and online customer and deposit development activities, have significant potential to continue to grow loan and deposit balances. While we intend to continue to explore opportunities for establishing additional strategically located branches in markets which present significant opportunity for multifamily and commercial real estate lending, single family residential lending, and high net worth consumer and business banking relationships, including potential branches in the counties of Orange and/or San Diego, California and Seattle, Washington, we will continue to be highly selective in our branching decisions.

Market Area
Our operations are currently concentrated in demographically desirable and fast growing major metropolitan areas on the West Coast. We currently operate in California, Washington and Oregon from our nine branch offices located in Beverly Hills, Burbank, Encino, Long Beach and Pasadena, each in Los Angeles County, California, San Rafael, in Marin County, California, Los Altos and San Jose, each in Santa Clara County, California, and Santa Rosa, in Sonoma County, California. We also operate nine lending offices in the cities of Roseville, Santa Rosa, Emeryville, Walnut Creek, Manhattan Beach, Irvine and Solana Beach in California, Seattle, Washington, and since November 1, 2017, Portland, Oregon. We closed our Walnut Creek office on February 28, 2018 given its close proximity to our Emeryville location. We are most active in the following metropolitan areas: Santa Rosa (Sonoma County), Los Angeles, San Francisco, San Jose, San Diego, and Seattle. We are seeking to more deeply penetrate these core markets and to increase our presence in contiguous metropolitan markets that share key demographic characteristics with our existing markets, solidifying our Seattle to San Diego footprint.
Competition

We operate in a highly competitive industry and in highly competitive markets throughout the West Coast, primarily in the markets in and around Los Angeles, Irvine, San Diego, and San Francisco, California, Seattle, Washington and Portland, Oregon. While our commercial real estate and jumbo single family residential focuses require significant expertise to perform efficiently, competition in commercial real estate lending is keen from large banking institutions with national operations, and mid-sized regional banking institutions. In the single family lending market, we face stiff competition from a wide array of institutions. We compete with other community banks, savings and loan associations, credit unions, mortgage companies, insurance companies, finance companies and others providing financial services. The primary factors driving competition for deposits are customer service, interest rates, fees charged, branch locations and hours, online and mobile banking functionality, and the range of products offered. The primary factors driving competition for our lending products are customer service, range of products offered, price, reputation, and quality of execution. We believe the bank is a strong competitor in our markets; however, other competitors have advantages over us. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and make larger technology investments, and to offer services which we do not offer. The higher capitalization of the larger institutions permits them to provide higher lending limits than we can, although our current lending limit is able to accommodate the credit needs of most of our borrowers. Some of these competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent, lesser regulation in the case of mortgage companies and finance companies.

Our primary multifamily competitor is JPMorgan Chase & Co. Additional competitors include Opus Bank, First Foundation, Inc., BofI Holding, Inc. and Umpqua Bank. Our primary single family lending competitors in our markets are MUFG Union Bank, N.A., various non-bank mortgage lenders, and large national banks. Our primary deposit competitors are First Republic and large national banks.

Lending Activities
The primary components of our loan portfolio are multifamily and commercial real estate loans and single family residential loans, primarily jumbo loans which do not meet the requirements for conforming loans.

•	Multifamily and Commercial Real Estate Lending.
Our commercial real estate loans consist primarily of first mortgage loans made for the purpose of purchase, refinance or build-out of tenant improvements on investor owned multifamily residential (five or more units) properties. We also provide loans for the purchase, refinance or improvement of office, retail and light industrial properties. We do not currently finance land acquisition or commercial construction loans.
Our underwriting guidelines for multifamily and other commercial real estate loans require a thorough analysis of the financial performance, cash flows, loan to value and debt service coverage ratios, as well as the physical characteristics, of the property being financed and which will stand as collateral for the loan, as well as the financial condition and global cash flows of the borrower and any guarantor or other secondary source of repayment. We also closely review the experience of the borrower and its principals in the ownership, successful management and financing of multifamily residential rental properties or other rental commercial real estate, as well as their reputation for quality business practices, financial responsibility and ethical business practices.
The location of the property is a primary factor in the Bank’s multifamily lending. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. Our core lending areas are currently defined as:

•	Alameda, Contra Costa, Los Angeles, Marin, Napa, Orange, San Diego, San Francisco, San Mateo, Santa Barbara, Santa Clara, Sonoma and Ventura counties in California,

•	King, Kitsap, Pierce and Snohomish counties in Washington and

•	Clark (WA), Clackamas, Multnomah, and Washington counties in Oregon.
Our extended core lending areas are currently defined as:

•	El Dorado, Monterey, Placer, Riverside, Sacramento, San Bernardino, San Luis Obispo, Santa Cruz and Solano counties in California,

•	Clark, Spokane and Thurston counties in Washington and

•	Lane and Marion counties in Oregon.
We recently began offering products and services in Portland, Oregon. We may re-evaluate and revise the definitions of our core and extended core areas from time to time. Non-Core markets include all markets in California, Oregon or Washington not categorized as Core or Extended Core.
We make multifamily loans on a recourse or nonrecourse basis. We may require borrowers to provide personal guarantees where a borrower lacks sufficient property ownership and management experience, or where specific loan characteristics do not meet our stringent underwriting criteria, including but not limited to loans with higher loan to value ratios or lower debt service coverage ratios. Loans on other commercial real estate are generally made on a comparable basis.
Our multifamily loans typically have a 30 year term, while our nonresidential commercial property loans have a 30 year amortization period, and are typically due in ten years. For commercial real estate, we offer adjustable rate loans based on LIBOR or the 12 month Treasury average indices, with an adjustable rate, 5-year hybrid product being our most common multifamily loan product type. We seek to have interest rates on all of our commercial loans adjust or reprice no later than seven years after origination, and quarterly or semi-annually thereafter, but our ability to obtain this term is subject to the effects of market competition, customer preferences and other factors beyond our control.
Our multifamily loans and other commercial real estate loans are currently primarily originated on a retail basis, through the marketing efforts of our lending officers and loan production offices. Prior to 2015, these loans were originated primarily on a wholesale basis, through a network of brokers. We intend to maintain a balance of both retail and wholesale loan originations as we expand into additional markets, and to tailor our approach to origination of loans in each market to the characteristics of the particular market. While our multifamily and other commercial real estate loans are generally held in portfolio, we will at times sell pools of loans as a means of managing our loan product concentrations, liquidity position, capital levels and/or interest rate risk.

•	Single Family Residential Lending.
Our single family residential lending provides loans for the purchase or refinance of 1-4 family residential properties. The financed properties may be owner-occupied, or investor owned, and may be a primary residence, a second home or vacation property, or an investment property.
We currently originate substantially all of our single family residential loans through a network of wholesale brokers. We monitor and regularly review our broker relationships for regulatory compliance, integrity, competence, level of activity and profitability. The primary products offered are 3, 5, and 7-year variable rate hybrid loans and a 30-year fixed rate loan program, as well as the Grow and Daisy loans described below. From 2013 until the first quarter of 2017, we originated single family residential mortgage loans on a retail basis. Through this discontinued retail channel, we offered a full range of mortgage products, including 30 year fixed rate products in addition to our portfolio hybrid products. We also brokered loans for other financial institutions, which allowed us to offer additional products. Variable rate loan production was generally held in our loan portfolio, the long-term fixed loan originations were sold to correspondents or to Federal Home Loan Mortgage Corporation, or Freddie Mac. Direct sales to Freddie Mac, on a servicing retained basis, began in late 2016.
The markets in which we make single family residential loans are the same core and extended core markets in which we make multifamily residential and commercial real estate loans. These areas are characterized by robust job markets, strong single family residential demand, high average housing cost, and concentrations of professional, highly skilled and high income workers, entrepreneurs and other high net worth individuals. These characteristics provide a strong market for our jumbo mortgage products. These loans are underwritten to our financial parameters of loan to value, debt to income and debt service coverage ratios. Our underwriting includes a thorough analysis of the borrower’s ability to repay the loan, based on reviews of information regarding the borrower’s income, cash flow and wealth. This analysis enables us to provide loans to professionals, business owners and entrepreneurs who may not have a constant, readily documentable, earnings stream, but substantial assets, income and wealth. Our platform and niche lending offerings are designed to meet the needs of the high demand, low supply residential real estate market in high cost market areas, and are focused on delivering consistent certainty of execution. Our single family residential loans are generally held in portfolio, although we reserve the right to sell any loan at any time.

•
Grow and Daisy. We also offer innovative mortgage products, including a portfolio 30 year fixed rate first mortgage and a forgivable second mortgage, to low- and moderate-income borrowers designed to make home ownership possible and affordable even in our high cost markets. Our ‘‘Grow’’ program is designed as a conventional, community lending mortgages, up to the conforming loan amount, that offers underwriting flexibility to borrowers who have income of 140% or less of the area median income and meet other financial qualifications. Properties financed under the Grow program must be located in a low- or moderate- income census tract if the borrower’s income is 80% or more of the area’s median income. Loans in this program are 30 year fixed rate mortgages made on owner-occupied single family (one and two unit) properties, including condominiums, to entry level buyers. Pricing on this product is competitive at market rate.

In conjunction with the Grow program, we also offer a down payment and closing cost assistance product, called ‘‘Daisy.’’ Under the Daisy program, eligible borrowers may take advantage of our second lien loan that provides up to two percent of the purchase price with an additional one percent for non-recurring closing costs to assist first time homebuyers when utilizing Grow, our first lien program. The loan has a term of 36 months with no payment required during the term of the Daisy loan. Daisy loans are not recorded as assets, but are instead expensed upon origination given their fully forgivable nature.
Loans under the Grow and Daisy programs help meet compelling needs in our communities, but may be associated with higher loan to value and combined loan to value ratios when compared to standard portfolio products.

Investment Activities
Our investment securities portfolio is primarily maintained as an on-balance sheet contingent source of liquidity. It provides additional interest income and has limited interest rate risk and credit risk. Other than certain securities purchased for CRA purposes, we generally classify all of our investment securities as available-for-sale. Our investment policy authorizes investment primarily in U.S. Treasury securities, U.S. Agency mortgage and loan backed securities and certain CRA qualifying investments. For purposes of our investment policy, U.S. Agencies are the Small Business Administration, or SBA, the National Credit Union Administration, or NCUA, the Government National Mortgage Association, or GNMA, Freddie Mac, Fannie Mae and the Federal Farm Credit Banks Funding Corporation. Securities issued by the SBA, NCUA and GNMA are backed by the full faith and credit of the federal government.

Funding Activities

Deposits.

We offer a wide array of deposit products for individuals, entrepreneurs, professionals and businesses, including interest and noninterest-bearing transaction accounts, certificates of deposit and money market accounts. We provide a high level of customer service to our depositors. As a means of supplementing our strategically limited branch network, we offer our customers unlimited free access to ATM machines worldwide. Our strategy has produced a stable customer and depositor base. We have invested in personnel, business and compliance processes and technology that enable us to acquire, and efficiently and effectively serve, a wide array of business deposit accounts, while continuing to provide the level of customer service for which we are known.

Our deposits are currently acquired primarily through our branch network on a retail basis from high net worth individuals, professionals and their businesses, who value our financial strength, stability and high level of service. We have expanded our focus to leverage our relationships and serve business and individuals with a broader array of deposit and cash management products.

We currently offer a comprehensive range of business deposit products and services to assist with the banking needs of our business customers, from a basic reserve account (savings and CD products) to integrated operating accounts with cash management capacity. Our online banking platform allows a customer to view balances, initiate payments, pay bills (including Positive Pay) and set up custom alerts/ statements. Online wires, ACH and remote capture are additional payment options available to qualified businesses. Our debit cards allow access to cash nationwide as a result of our membership in major ATM networks. We also provide online and mobile banking products to our consumer depositors, to complement our branch network.

We plan to continue to grow our deposits by cross-selling business deposit relationships to our existing consumer customers who are business owners, and consumer and business accounts to our multifamily and single family loan borrowers, through selective establishment of new branches in key markets of California and Washington, and by obtaining new individual and business customers, including specialty deposit customers, such as escrow and title company depositors and 1031 exchange companies. Our cross-selling efforts to existing customers will be strategically targeted, based on our in depth analyses of our customers’ overall financial situation, global cash flows, financial resources and banking requirements. Our cross-selling efforts are in their very early stages, and we believe there is a significant capacity to expand deposit and lending relationships on this basis.

We supplement customer deposits with wholesale, or brokered deposits, where necessary to fund loan demand prior to raising additional customer deposits, or where desirable from a cost or liability maturity standpoint. Our current policy limits the use of wholesale deposits in accordance with our risk appetite level as determined by our board of directors.

Borrowings.

We supplement the funding provided by our deposit accounts with other borrowings at the Bank level from the Federal Home Loan Bank of San Francisco ("FHLB") to enable us to fund loans, and to meet liquidity needs. We also maintain a line of credit at the FRB Discount Window, which other than periodic testing, is generally not used. The use of FHLB borrowings can vary significantly from period to period, as the ability to originate loans frequently outpaces the ability to obtain core deposits at acceptable rates and in comparable amounts.

Risk Management

We believe that effective risk management is of primary importance. Risk management refers to the activities by which we identify, measure, monitor, evaluate and manage the risks we face in the course of our banking activities. These include liquidity, interest rate, credit, operational, compliance, regulatory, strategic, financial and reputational risk exposures. Our board of directors and management team have created a risk-conscious culture that is focused on quality growth, which starts with capable and experienced risk management teams and infrastructure capable of addressing the evolving risks we face, as well as the changing regulatory and compliance landscape. Our risk management approach employs comprehensive policies and processes to establish robust governance and emphasizes personal ownership and accountability for risk with all our employees. We believe a disciplined and conservative underwriting approach has been the key to our strong asset quality.

Our board of directors sets the tone at the top of our organization, adopting and overseeing the implementation of our Bank’s risk management, which establishes our overall risk appetite and risk management strategy. The board of directors approves our Risk Appetite Statement, which includes risk policies, procedures, limits, targets and reporting structured to guide decisions regarding the appropriate balance between risk and return considerations in our business. Our board of directors receives periodic reporting on the risks and control environment effectiveness and monitors risk levels in relation to the approved risk appetite. The Audit & Risk Committee of our board of directors provides oversight of all enterprise risk management. The Executive Committee of management is charged with identifying, managing and controlling key risks that threaten our ability to achieve our strategic initiatives and goals.

Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms and the risk that credit assets will suffer significant deterioration in market value. We manage and control credit risk in our loan portfolio by adhering to well-defined underwriting criteria and account administration standards established by management, and approved by the board of directors. Written credit policies document underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, product and geographic levels is actively managed to mitigate concentration risk. In addition, credit risk management includes an independent credit review process that assesses compliance with commercial real estate and consumer credit policies, risk rating standards and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We understand and evaluate our customers’ borrowing needs and capacity to repay, in conjunction with their character and history. The Bank’s Credit Council, which includes our President and Chief Executive Officer, our Chief Credit Officer, Chief Financial Officer and Chief Risk Officer, is responsible for ensuring that the Bank has an effective credit risk management program and credit risk rating system, adheres to our board’s Risk Appetite Statement, and maintains an adequate allowance for loan losses. Our management and board of directors place significant focus on maintaining a healthy risk profile and ensuring sustainable growth. Our risk appetite seeks to balance the risks necessary to achieve our strategic goals while ensuring that our risks are appropriately managed and remain within our defined limits.

Our management of interest rate and liquidity risk is overseen by our Asset and Liability Council, which is chaired by our Chief Financial Officer, based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure reviews financial performance, trends, and significant variances to budget; reviews and recommends for board approval risk limits and tolerances; reviews ongoing monitoring and reporting regarding our performance with respect to these areas of risk, including compliance with board-approved risk limits and stress-testing; reviews and recommends to the Executive Committee for approval any changes to theories, mathematics, methodologies, assumptions, and data output for models used to measure these risks; ensures annual back-testing and independent validation of models at a frequency commensurate with risk level; reviews all hedging strategies and recommends changes as appropriate; reviews and recommends our contingency funding plan; recommends to the Executive Committee proposed wholesale borrowing limits to be submitted to the board of directors or its designated committee; recommends to the Executive Committee the proposed terms of any new long-term borrowing arrangement prior to debt issuance; develops recommended capital requirements; and acts as a second line of defense in reviewing information and reports submitted to the council for the purpose of identifying, investigating, and assuring remediation, to its satisfaction, of errors or irregularities, if any.

Our investment portfolio is generally comprised of government agency securities defined by Basel III as high-quality liquid investments. The portfolio is primarily maintained to serve as a contingent, on-balance sheet source of liquidity to fund loans and meet the demands of depositors, and as such, is kept unencumbered. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk which is reflective in the yields obtained on those securities. Most of our securities as classified as available-for-sale, although we occasionally purchase long-term fixed rate mortgage backed securities or municipal securities for community reinvestment purposes and classify those as held-to-maturity.

Internet Access to Company Documents

The Company provides access to its Securities and Exchange Commission ("SEC") filings through its web site at www.lutherburbanksavings.com. After accessing the web site, the filings are available upon selecting "About Us/Investor Relations/Financials/SEC Filings." Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

Luther Burbank Corporation Foundation

Following the recent northern California wildfires, we established the Luther Burbank Corporation Foundation ("Foundation") which was granted 501(c)(3) status by the IRS. The Foundation is an all-volunteer organization, having no paid staff and will primarily be funded by Luther Burbank Corporation, as well as from our directors, business partners and a corporate giving program recently implemented that will match employee donations. Grants disbursed from the Foundation will consist of providing disaster relief and rebuilding assistance in and around Santa Rosa following the wildfires as well as making all of its grants that qualify for the Community Reinvestment Act, in the three priority areas (1) social and human services; (2) community development; and (3) education.

Employees
As of December 31, 2017, we had 258 full-time employees and 8 part-time employees. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Item 1A. Risk Factors
We are subject to numerous risks, and the material risks and uncertainties that management believes affect us are described below. Any of these risks, if they are realized, could materially adversely affect our business, financial condition, and results of operations, and consequently, the value of our common stock. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially and adversely affect us. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.

Some statements in these risk factors constitute forward-looking statements that involve risks and uncertainties. Please refer to the section entitled "Cautionary Note Regarding Forward-Looking Statements."

Risks Related to Our Business

Our business and operations may be materially adversely affected by weak economic conditions.

Our business and operations, which primarily consist of banking activities, including lending money to customers in the form of real estate secured loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the U.S. generally, and on the West Coast in particular. The economic conditions in our local markets may be different from the economic conditions in the U.S. as a whole. If economic conditions in the U.S. or any of our markets weaken, our growth and profitability from our operations could be constrained. In addition, foreign economic and political conditions could affect the stability of global financial markets, which could hinder economic growth. The current economic environment is characterized by interest rates near historically low levels, which impact our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of delinquencies, defaults and charge-offs, additional provisions for loan losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio.

Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates are concerns for businesses, consumers and investors in the U.S. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial conditions and results of operations.

We are subject to interest rate risk, which could adversely affect our profitability.

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System, or the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected or prolonged change in market interest rates could have a material adverse impact on our business, financial condition and results of operations.

Our interest sensitivity profile was liability sensitive as of December 31, 2017. When short-term interest rates rise, the rate of interest we pay on our interest-bearing liabilities, such as deposits, may rise more quickly than the rate of interest that we receive on our interest-earning assets, such as loans, which may cause our net interest income to decrease. Additionally, a shrinking yield premium between short-term and long-term market interest rates, a pattern typically indicative of investors' waning expectations of future growth and inflation, commonly referred to as a flattening of the yield curve, typically reduces our profit margin as we borrow at shorter terms than the terms at which we lend and invest.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to credit risk, which could adversely affect our profitability.

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the U.S., generally, or in our market areas specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses. Additional factors related to the credit quality of multifamily residential and other commercial real estate loans include the quality of management of the business and tenant vacancy rates.

Our risk management practices, such as monitoring the concentration of our loans within specific markets and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Many of our loans are made to small businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, we may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce, unemployment or death. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

Our multifamily residential and commercial real estate loan portfolios generally carry greater credit risk than loans secured by our other mortgage loans.

Our loan portfolio consists primarily of multifamily residential and, to a lesser extent, other commercial real estate loans, which are secured by industrial, office and retail properties. As of December 31, 2017, our multifamily residential loans totaled $2.9 billion, or 57.8% of our loan portfolio, and our other commercial real estate loans totaled $112.5 million, or 2.3% of our loan portfolio. Nonperforming multifamily residential loans were $2.2 million and nonperforming other commercial real estate loans were $656 thousand at December 31, 2017. Multifamily residential and commercial real estate loans may carry more risk as compared to single family residential lending, because they typically involve larger loan balances concentrated with a single borrower or groups of related borrowers. In addition, these loans expose a lender to greater credit risk than those secured by residential real estate. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy. Investment in these properties by our customers is influenced by prices and return on investment, as well as changes to applicable laws regarding, among other things, rent control, personal and corporate tax reform, pass-through rules, immigration and fiscal and economic policy. The collateral securing these loans typically cannot be liquidated as easily as single family residential real estate, which may lead to longer holding periods as compared to single family residential properties.

If these properties become less attractive investments, demand for our loans would decrease. In addition, unexpected deterioration in the credit quality of our multifamily residential or commercial real estate loan portfolios could require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Our business and operations are concentrated in California and Washington, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

Unlike many of our larger competitors that maintain significant operations located outside our market areas, substantially all of our customers are individuals and businesses located and doing business in the state of California. As of December 31, 2017, approximately 88% of the loans in our portfolio measured by dollar amount were secured by collateral located in California and 12% of the loans in our portfolio measured by dollar amount were secured by collateral located in Washington. In addition, 49% of our real estate loans measured by dollar amount, were secured by collateral located in Los Angeles County and Orange County. Therefore, our success will depend upon the general economic conditions in these areas, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of large, more geographically diverse competitors. A downturn in the local economy could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn could have a material adverse effect on our business, financial condition and results of operations.

Our ability to conduct our business could be disrupted by natural or man-made disasters.

A significant number of our offices, and a significant portion of the real estate securing loans we make, and our borrowers' business operations in general, are located in California. California has had and will continue to have major earthquakes in areas where a significant portion of the collateral and assets of our borrowers are concentrated. California is also prone to fires, mudslides, floods and other natural disasters, such as the fires in the fall of 2017 that impacted numerous areas throughout California, including Santa Rosa, the location of our corporate headquarters and our main banking office. Additionally, acts of terrorism, war, civil unrest, violence, or other man-made disasters could also cause disruptions to our business or to the economy as a whole. The occurrence of natural or man-made disasters could destroy, or cause a decline in the value of, mortgaged properties or other assets that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures and losses on our loans, damage our banking facilities and offices, negatively impact regional economic conditions, result in a decline in loan demand and loan originations, result in drawdowns of deposits by customers impacted by disasters and negatively impact the implementation of our growth strategy. We have implemented a disaster recovery and business continuity plan that allows us to move critical functions to a backup data center in the event of a catastrophe. Although this program is tested periodically, we cannot guarantee its effectiveness in any disaster scenarios. Regardless of the effectiveness of our disaster recovery and business continuity plan, the occurrence of any natural or man-made disaster could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market and face increasing competition from a variety of traditional and new financial services providers, which could adversely impact our profitability.

We have many competitors. Our principal competitors are commercial and community banks, credit unions, savings and loan associations, mortgage banking firms and online mortgage lenders, including large national financial institutions that operate in our market area. Many of these competitors are larger than us, have significantly more resources and greater brand recognition than we do, and may be able to attract customers more effectively than we can. We compete with these other financial institutions both in attracting deposits and making loans. We expect competition to continue to increase as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete with traditional and new financial services providers, some of which maintain a physical presence in our market areas and others of which maintain only a virtual presence. Increased competition could require us to increase the rates we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to retain or grow our core deposit base, which could adversely impact our funding costs.

Like many financial institutions, we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of December 31, 2017, we had $4.0 billion in deposits and a loan to deposit ratio of 127.6%, which is higher than the level maintained by many other banks. As of the same date, using deposit account related information such as tax identification numbers, account vesting and account size, we estimated that $917.0 million of our deposits exceeded the insurance limits established by the Federal Deposit Insurance

Corporation, or FDIC. None of our deposits are governmental deposits secured by collateral. Although we have historically maintained a high deposit customer retention rate, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation, or a loss of confidence by customers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Additionally, any such loss of funds could result in lower loan originations, which could have a material adverse effect on our business, financial condition and results of operations.

Recent changes in tax laws could have an adverse effect on us, our industry, our customers, the value of collateral securing our loans and demand for our loans.

Recent changes in tax laws could have an impact on the banking industry, borrowers and the market for single family residential and multifamily residential real estate. Among the changes are: a $750,000 aggregate limit on the deductibility of mortgage interest on single family residential mortgages originated on or after December 15, 2017; limitations on deductibility of business interest expense; and, a $10,000 limit on the deductibility of property taxes and state and local income taxes. These changes may have an adverse effect on the market for and valuation of single family residential properties and multifamily residential properties, and on the demand for such loans in the future. If home ownership or multifamily residential property ownership become less attractive, demand for our loans would decrease. The value of the properties securing loans in our portfolio may be adversely impacted as a result of the changing economics of home ownership and multifamily residential ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. Additionally, certain borrowers could become less able to service their debts if these changes become effective. These changes could adversely affect our business, financial condition and results of operations.

Our reputation is critical to our business, and damage to it could have a material adverse effect on us.

A key differentiating factor for our business is the strong reputation we are building in our markets. Maintaining a positive reputation is critical to attracting and retaining customers and employees. Adverse perceptions of us could make it more difficult for us to execute on our strategy. Harm to our reputation can arise from many sources, including actual or perceived employee misconduct, errors or misconduct by our third party vendors or other counterparties, litigation or regulatory actions, our failure to meet our high customer service and quality standards and compliance failures. Negative publicity about us, whether or not accurate, may damage our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may be inadequate to absorb probable incurred losses inherent in the loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on customers and their businesses. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our allowance for loan losses at a level adequate to absorb any probable incurred losses inherent in the loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan and lease losses. In addition, our regulators, as an integral part of their examination process, periodically review our loan portfolio and the adequacy of our allowance for loan and lease losses and may require adjustments based upon judgments that are different than those of management. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan and lease losses, we may need to increase our provision for loan and lease losses to restore the adequacy of our allowance for such losses. If we are required to materially increase our level of allowance for loan and lease losses for any reason, these increases could adversely affect our business, financial condition and results of operations.

We are dependent on our management team and key employees, and if we are not able to retain them, our business operations could be materially adversely affected.

Our success depends, in large part, on our management team and key employees. Our management team has significant industry experience, although a number of members of our senior management team have only been with us for a few years. In addition, our loan origination activities are conducted by a small number of individuals.

Our future success also depends on our continuing ability to attract, develop, motivate and retain key employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Because the market for qualified individuals is highly competitive, we may not be able to attract and retain qualified officers or candidates. The loss of any of our management team or our key employees could materially adversely affect our ability to execute our business strategy, and we may not be able to find adequate replacements on a timely basis, or at all. We cannot ensure that we will be able to retain the services of any members of our management team or other key employees. Though we have employment agreements in place with certain members of our management team they may still elect to leave at any time. Failure to attract and retain a qualified management team and qualified key employees could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to maintain consistent growth, earnings or profitability.

There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations, or increase in the future. Our growth in recent years has been driven primarily by a strong multifamily housing market in our geographic footprint. A downturn in economic conditions in our markets, particularly in the real estate market, heightened competition from other financial services providers, an inability to retain or grow our core deposit base, regulatory and legislative considerations, and failure to attract and retain high-performing talent, among other factors, could limit our ability to grow assets, or increase profitability, as rapidly as we have in the past. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees and successfully implementing our strategic initiatives. We have also recently entered new markets, including Portland, Oregon. We may not have, or may not be able to develop, the knowledge or relationships necessary to be successful in these new markets. Our failure to sustain our historical rate of growth, adequately manage the factors that have contributed to our growth or successfully enter new markets could have a material adverse effect on our earnings and profitability and, therefore on our business, financial condition and results of operations.

We may not be able to manage our growth effectively, which could adversely affect our business.

We may face a variety of risks and difficulties in pursuing our organic growth strategy and maintaining our growth, including:

•	maintaining asset quality;

•	finding suitable markets for expansion;

•	attracting funding to support additional growth;

•	managing execution risks;

•	attracting and retaining qualified management personnel and bankers;

•	maintaining adequate capital;

•	managing a growing number of customer relationships;

•	scaling technology platforms;

•	exceeding $10.0 billion or more in assets, which will subject us to additional regulatory burdens and expenses; and

•	achieving expected additional performance and production from our bankers.

To manage our growth and maintain adequate information and reporting systems within our organization, we must identify, hire and retain qualified employees, particularly in the accounting and operational areas of our business. We must also successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient and timely manner and identify deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with expanding operations, including new branches. Our growth strategy may divert management from our existing franchises and may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to effectively manage and grow our banking franchise, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect our business, financial condition and results of operations.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

The federal banking agencies have issued guidance for institutions that are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution's total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the outstanding balance of the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and multifamily residential real estate loans in particular, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2017, commercial real estate loans represent 470% of the Company's total risk-based capital, of which multifamily residential real estate loans, the vast majority of which are 50% risk weighted for regulatory capital purposes, were 446% of the Company's total risk-based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have a material adverse effect on our business, financial condition and results of operations.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our organic growth over the past several years, as of December 31, 2017, approximately $4.3 billion, or 87.0%, of the loans in our loan portfolio were first originated since January 1, 2014. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Although a significant portion of our multifamily portfolio are refinancings of prior loans on the same property, a large portion of our loan portfolio is relatively new, and therefore the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans does not provide us with a significant history pattern with which to judge future collectability or performance. However, we believe that our stringent credit underwriting process, our ongoing credit review processes, and our history of successful management of our loan portfolio, mitigate these risks. Nevertheless, if delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due and failure to maintain sufficient liquidity could materially adversely affect our growth, business, profitability and financial condition.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. We require sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding or market-wide phenomena such as market dislocation and major disasters. Factors that could detrimentally impact access to liquidity sources include, but are not limited to, a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory actions against us, or changes in the liquidity needs of our depositors.

Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Our inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our business, and could result in the closure of the Bank. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

We rely on customer deposits, advances from the Federal Home Loan Bank of San Francisco, or FHLB, and brokered deposits to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, including throughout the recent recession, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions change. FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations.

Limits on our ability to use brokered deposits as part of our funding strategy may adversely affect our ability to grow.

A "brokered deposit" is any deposit that is obtained from or through the mediation or assistance of a deposit broker. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy. In addition, banks that become less than "well-capitalized" under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB borrowing, attempting to attract additional non-brokered deposits, and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have a material adverse effect on our business, financial condition and results of operations.

New lines of business, products, product enhancements or services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts. In developing, implementing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources. We may underestimate the appropriate level of resources or expertise necessary to make new lines of business or products successful or to realize their expected benefits. We may not achieve the milestones set in initial timetables for the development and introduction of new lines of business, products, product enhancements or services, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. We may also decide to discontinue businesses or products, due to lack of customer acceptance or unprofitability. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition and results of operations.

We depend on the accuracy and completeness of information provided by customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon customers' representations that their financial statements present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants' reports, with respect to the business and financial condition of our customers. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

We depend on information technology and telecommunications systems of third parties, and any systems failures or interruptions could adversely affect our operations and financial condition.

Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems. We outsource many of our major systems, such as data processing, deposit processing, loan origination, email and anti-money laundering monitoring systems. Of particular significance is our long term contract for core data processing services with Fiserv. The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations, and we could experience difficulty in implementing replacement solutions. In many cases our operations rely heavily on secured processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties could disrupt our operations or adversely affect our reputation.

We are subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents, and we may experience harm to our reputation and liability exposure from security breaches.

Our business involves the storage and transmission of consumers' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. While we have incurred no material cyber-attacks or security breaches to date, a number of other financial services and other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our customers, or both. Although we devote significant resources to maintain, regularly update and backup our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us or our customers, our security measures may not be effective against all potential cyber-attacks or security breaches. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our internet-based product offerings and expand our internal usage of web-based products and applications. If an actual or perceived security breach occurs, customer perception of the effectiveness of our security measures could be harmed and could result in the loss of customers.

A successful penetration or circumvention of the security of our systems, including those of third party providers or other financial institutions, or the failure to meet regulatory requirements for security of our systems, could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems or those of our customers or counterparties, significant increases in compliance costs (such as repairing systems or adding new personnel or protection technologies), and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation and regulatory exposure, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

Failure to keep up with the rapid technological changes in the financial services industry could have a material adverse effect on our competitive position and profitability.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete effectively and could have a material adverse effect on our business, financial condition or results of operations. As these technologies are improved in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have a material adverse effect on our business, financial condition and results of operations.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances. Our risk management framework may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or other institutions. These losses could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on the use of data and modeling in both our management's decision making generally and in meeting regulatory expectations in particular.

The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for loan loss measurement, portfolio stress testing and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlies them. We anticipate that model-derived insights will be used more widely in our decision making in the future. While these quantitative techniques and approaches improve our decision making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision making, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to design, implement and maintain effective internal control over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, which could have a material adverse effect on us.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud.

We are in the process of documenting, reviewing and, if appropriate, enhancing our internal controls and procedures in anticipation of being subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which will require annual management assessments of the effectiveness of our internal control over financial reporting and, when we cease to be an emerging growth company under the JOBS Act, a report by the Company’s independent auditors addressing our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective due to the failure to cure any identified material weakness or otherwise. Moreover, even if management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may not conclude that our internal control over financial reporting is effective. In the course of their review, our independent registered public accounting firm may not be satisfied with the internal control over financial reporting or the level at which the controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from the Company. In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the SEC for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Any such deficiencies may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act, and may suffer adverse regulatory consequences or violate Nasdaq's listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

We believe that a control system, no matter how well designed and managed, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We may not be able to identify all significant deficiencies and/or material weaknesses in our internal control in the future, and our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital in the future, and we may not be able to do so.

Access to sufficient capital is critical in order to enable us to implement our business plan, support our business, expand our operations, and meet applicable capital requirements. The inability to have sufficient capital, whether internally generated through earnings or raised in the capital markets, could adversely impact our ability to support and to grow our operations. If we grow our operations faster than we generate capital internally, we will need to access the capital markets. We may not be able to raise additional capital in the form of additional debt or equity. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, our financial condition and our results of operations. Economic conditions and a loss of confidence in financial institutions may increase our cost of capital and limit access to some sources of capital. Such capital may not be available on acceptable terms, or at all. Any occurrence that may limit our access to the capital markets, or disruption in capital markets, may adversely affect our capital costs and our ability to raise capital. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on our business, financial condition and results of operations.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further we may in the future be subject to consent orders with our regulators. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, results of operations and results of operations.

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.

The nature of our business makes us sensitive to the large body of accounting rules in the U.S. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that we: (i) calculate the allowance for loan losses on the basis of the current expected loan losses over the lifetime of our loans (the "CECL model"), which is expected to be applicable to us beginning in 2021; and (ii) record the value of and liabilities relating to operating leases on our balance sheet, which is expected to be applicable beginning in 2020. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have a material adverse effect on our business, financial condition and results of operations.

Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determines our allowance for loan losses, and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses. If we are required to materially increase the level of the allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments, or OTTI, and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, financial condition or results of operations. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security and our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition or results of operations.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

Regulators and law enforcement agencies in a number of countries are conducting civil and criminal investigations into whether the banks that contribute to the British Bankers' Association (the "BBA") in connection with the calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

We may pursue strategic acquisitions in the future, and we may not be able to overcome risks associated with such transactions.

Although we plan to continue to grow our business organically, we may explore opportunities to invest in, or to acquire, other financial institutions and businesses that we believe would complement our existing business. Our investment or acquisition activities could be material to our business and involve a number of risks including the following:

•
investing time and incurring expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	the lack of history among our management team in working together on acquisitions and related integration activities;

•	the time, expense and difficulty of integrating the operations and personnel of the combined businesses;

•	unexpected asset quality problems with acquired companies;

•	inaccurate estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	risks of impairment to goodwill or other-than-temporary impairment of investment securities;

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	an inability to realize expected synergies or returns on investment;

•	potential disruption of our ongoing banking business; and

•	loss of key employees or key customers following our investment or acquisition.

We may not be successful in overcoming these risks or other problems encountered in connection with potential investments or acquisitions. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy and enhance shareholder value, which, in turn, could have a material adverse effect on our business, financial condition or results of operations. Additionally, if we record goodwill in connection with any acquisition, our financial condition and results of operation may be adversely affected if that goodwill is determined to be impaired, which would require us to take an impairment charge.

Risks Related to Our Industry

Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.

The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC Deposit Insurance Fund, not for the protection of our shareholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Bank is subject to regulation and supervision by the FDIC and the California Department of Business Oversight Division of Financial Institutions, or DBO. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, which imposes significant regulatory and compliance changes on financial institutions, is an example of this type of federal regulation. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of us and our Bank, transactions between us and our Bank, handling of nonpublic information, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-bank competitors. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

Bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes. Future changes may have a material adverse effect on our business, financial condition and results of operations.

Federal and state regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulations to us. Compliance with current and potential regulation, as well as regulatory scrutiny, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations.

In addition, given the current economic and financial environment, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial service companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency's assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of our business differs from our assessment, we may be required to take additional charges or undertake, or refrain from taking, actions that could have a material adverse effect on our business, financial condition and results of operations.

Federal and state regulators periodically examine our business and may require us to remediate adverse examination findings or may take enforcement action against us.

The Federal Reserve, the FDIC and the DBO periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, the Federal Reserve, the FDIC, or the DBO were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to require us to remediate any such adverse examination findings.

In addition, these agencies have the power to take enforcement action against us to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict our growth, to assess civil money penalties against us or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is imminent risk of loss to depositors, to terminate our deposit insurance and place our Bank into receivership or conservatorship. Any regulatory enforcement action against us could have a material adverse effect on our business, financial condition and results of operations.

We may be required to act as a source of financial and managerial strength for our Bank in times of stress.

Under federal law and long-standing Federal Reserve policy, we, as a bank holding company, are required to act as a source of financial and managerial strength to our Bank and to commit resources to support our Bank if necessary. We may be required to commit additional resources to our Bank at times when we may not be in a financial position to provide such resources or when it may not be in our, or our shareholders' or creditors', best interests to do so. A requirement to provide such support is more likely during times of financial stress for us and our Bank, which may make any capital we are required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans we make to our Bank are subordinate in right of repayment to deposit liabilities of our Bank.

Regulatory initiatives regarding bank capital requirements may require heightened capital.

Regulatory capital rules, adopted in July 2013, implement higher minimum capital requirements for bank holding companies and banks. These rules, which implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, include a common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements were intended to both improve the quality and increase the quantity of capital required to be held by banking organizations, and to better equip the U.S. banking system to deal with adverse economic conditions. The capital rules require bank holding companies and banks to maintain a common equity Tier 1 capital ratio of 4.5%, a minimum total Tier 1 risk based capital ratio of 6%, a minimum total risk based capital ratio of 8%, and a minimum leverage ratio of 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% (when fully phased in) to avoid limitations on capital distributions and discretionary executive compensation payments. The revised capital rules will also require banks to maintain a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 capital ratio of 8% or greater, a total capital ratio of 10% or greater and a leverage ratio of 5% or greater to be deemed "well-capitalized" for purposes of certain rules and prompt corrective action requirements.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing significant internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Our regulatory capital ratios currently are in excess of the levels established for "well-capitalized" institutions. Future regulatory change could impose higher capital standards.

Any new or revised standards adopted in the future may require us to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic liquidity requirements. We may not be able to raise additional capital at all, or on terms acceptable to us. Failure to maintain capital to meet current or future regulatory requirements could have a significant material adverse effect on our business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act of 1970, the Uniting and Strengthening America by Providing Appropriate Tools to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act or Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the Financial Crimes Enforcement

Network, or FinCEN, and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by the Office of Foreign Assets Control, or OFAC. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.

We are subject to numerous "fair and responsible banking" laws designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act and the Dodd-Frank Act prohibit unfair, deceptive, or abusive acts or practices by financial institutions. The U.S. Department of Justice, or DOJ, federal banking agencies, and other federal and state agencies are responsible for enforcing these fair and responsible banking laws and regulations. A challenge to an institution's compliance with fair and responsible banking laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our reputation, business, financial condition and results of operations.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information, or PII, in various information systems that we maintain and in those maintained by third party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees, and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act, or the GLB Act, which, among other things: (i) imposes certain limitations on our ability to share nonpublic PII about our customers with nonaffiliated third parties; (ii) requests that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to "opt out" of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that our collection, use, transfer and storage of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure, or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations, financial condition and results of operations.

Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors in our business and we rely on some of these vendors for critical functions including, but not limited to, our core processing function and mortgage broker relationships. Third party relationships are subject to increasingly demanding regulatory requirements and attention by bank regulators. We expect our regulators to hold us responsible for deficiencies in our oversight or control of our third party vendor relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or that such vendors have not performed adequately, we could be subject to administrative penalties or fines as well as requirements for consumer remediation, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, our use of loan brokers to originate a portion of our multifamily residential loans and all of our single family residential loans, exposes us to risk of loss or liability in the event that such brokers misrepresent the borrower's financial condition or other information included in the loan package, or if the broker engages in violations of law in connection with the loan.

Rulemaking changes implemented by the Consumer Financial Protection Bureau will result in higher regulatory and compliance costs that may adversely affect our business.

The Dodd-Frank Act created a new, independent federal agency, the Consumer Financial Protection Bureau, or CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB also has examination and primary enforcement authority with respect to depository institutions with assets over $10.0 billion, their third party service providers and non-depository entities such as debt collectors and consumer reporting agencies. The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination. These changes could have a material adverse effect on our business, financial condition and results of operations, even if we remain under the threshold of over $10.0 billion for CFPB supervision.

Risks Related to an Investment in Our Common Stock

Our stock price may be volatile, and you could lose part or all of your investment as a result.

Stock price volatility may negatively impact the price at which our common stock may be sold, and may also negatively impact the timing of any sale. Our stock price may fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:

•	actual or anticipated variations in quarterly operating results, financial conditions or credit quality;

•	changes in business or economic conditions;

•	recommendations or research reports about us or the financial services industry in general published by securities analysts;

•	the failure of securities analysts to continue cover us;

•	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

•
reports in the press or investment community generally or relating to our reputation or the financial services industry, whether or not those reports are based on accurate, complete or transparent data;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	reports related to the impact of natural or man-made disasters in our markets;

•	perceptions in the marketplace regarding us and or our competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	additional investments from third parties;

•	additions or departures of key personnel;

•	future sales or issuance of additional shares of stock;

•	actions of one or more investors in selling our common stock short;

•	fluctuations in the stock price and operating results of our competitors;

•	changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws or regulations;

•	new technology used, or services offered, by competitors;

•	additional investments from third parties; or

•	geopolitical conditions such as acts or threats of terrorism, pandemics or military conflicts.

The market price of our stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities.

As of December 31, 2017, there were 56,422,662 shares of our common stock were issued and outstanding, including 409,835 shares of restricted stock and restricted stock units that had yet to vest. Of our issued and outstanding shares of common stock, all of these shares will be freely transferable, except for any shares held by our "affiliates," as that term is defined in Rule 144 under the Securities Act, in respect of which the applicable holding period has not yet passed. Trusts established for the benefit of the Chairman of our board of directors, Victor S. Trione, our former director and Secretary, Mark Trione and his wife, and each of the adult children of Messrs. Trione, collectively referred to as the Trione Family Trusts, currently control 70.9% of our common stock. This stock can be resold into the public markets in the future in accordance with the requirements of Rule 144. We, our executive officers and directors, and the Trione Family Trusts agreed with the underwriters that, subject to exceptions, we and they will not directly or indirectly sell or otherwise transfer their shares for a period of 180 days after the date of the Prospectus for our initial public offering. The market price for our common stock may decline significantly when the restrictions on resale by the Trione Family Trusts lapse. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business practices and prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. The publication of any such commentary regarding us in the future may bring about a temporary, or possibly long term, decline in the market price of our common stock. When the market price of a company's stock drops significantly, it is not unusual for stockholder lawsuits to be filed or threatened against the company and its board of directors and for a company to suffer reputational damage. Such lawsuits could cause us to incur substantial costs and divert the time and attention of our board and management. In addition, reputational damage to the Company may affect our ability to attract and retain deposits and may cause our deposit costs to increase, which could adversely affect our liquidity and earnings. Reputational damage may also affect our ability to attract and retain loan customers and maintain and develop other business relationships, which could likewise adversely affect our earnings. Negative reports issued by short sellers could also negatively impact our ability to attract and retain employees.

Trading in our common stock has been moderate. As a result, shareholders may not be able to quickly and easily sell their common stock, particularly in large quantities.

Although our common stock is listed for trading on NASDAQ and a number of brokers offer to make a market in our common stock on a regular basis, trading volume to date has been moderate, averaging 137,223 shares per trading day from January 2, 2018 through March 9, 2018. There can be no assurance that a more active and liquid market for our common stock will develop or can be maintained. As a result, shareholders may find it difficult to sell a significant number of shares of our common stock at the prevailing market price.

We are an "emerging growth company," as defined in the JOBS Act and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

We are an "emerging growth company," as defined in the JOBS Act. For as long as we continue to be an emerging growth company we may take advantage of certain exemptions from various requirements generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, and exemption from requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. The JOBS Act also permits an emerging growth company such as us to take advantage of an extended transition period to comply with the new or revised accounting standards applicable to public companies. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. We do, however, have the option to early adopt an individual standard where early adoption is permitted by the Financial Accounting Standards Board (“FASB”). The election not to opt out of the extended transition period may cause our financial condition and results of operations to be less comparable to those of other companies.

We may take advantage of these exemptions until we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest of: (i) the first fiscal year following the fifth anniversary of our initial public offering; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may a less active trading market for our common stock, and our stock price may be more volatile or decline.

There are substantial regulatory limitations on changes of control of bank holding companies that may discourage investors from purchasing shares of our common stock.

With limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be "acting in concert" from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of the directors or otherwise direct the management or policies of our company without prior notice or application to, and the approval of, the Federal Reserve. Companies investing in banks and bank holding companies receive additional review and may be required to become bank holding companies, subject to regulatory supervision. Accordingly, prospective investors must be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. These provisions could discourage third parties from seeking to acquire significant interests in us or in attempting to acquire control of us, which, in turn, could adversely affect the market price of our common stock.

The requirements of being a public company may strain our resources and divert management's attention, particularly after we are no longer an "emerging growth company." Any deficiencies in our financial reporting or internal controls could materially and adversely affect our business and the market price of our common stock.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and applicable securities rules and regulations. These laws and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices to which we are subject. Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we had experienced prior to becoming a public company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. As a NASDAQ listed company, we are required to prepare and file proxy materials which meet the requirements of the Exchange Act and the SEC's proxy rules. Compliance with these rules and regulations has and will likely continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an "emerging growth company" as defined in the JOBS Act. Beginning with the time we are no longer an "emerging growth company" as defined in the JOBS Act, but no later than December 31, 2022, we will be required to engage our independent registered public accounting firm to audit and opine on the design and operating effectiveness of our internal control over financial reporting. This process will require significant documentation of policies, procedures and systems, and review of that documentation and testing of our internal control over financial reporting by our internal auditing and accounting staff and our independent registered public accounting firm. This process will require considerable time and attention from management, which could prevent us from successfully implementing our business initiatives and improving our business, financial condition and results of operations, any strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.

During the course of our testing we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. A material weakness is defined by the standards issued by the PCAOB as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, we would have to disclose in periodic reports we file with the SEC any material weakness in our internal control over financial reporting. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and would preclude our independent auditors from expressing an unqualified opinion on the effectiveness of our internal control over financial reporting. In addition, disclosures of deficiencies of this type in our SEC reports could cause investors to lose confidence in our financial reporting, and may negatively affect the market price of our common stock, and could result in the delisting of our securities from the securities exchanges on which they trade. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, it may materially and adversely affect us.

We may not pay dividends on our common stock in the future.

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, we are a bank holding company, and our ability to declare and pay dividends is dependent on federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization's expected future needs, asset quality and financial condition.

We are controlled by trusts established for the benefit of members of the Trione family, whose interests in our business may be different from yours.

The Trione Family Trusts, currently control 70.9% of our common stock and if they vote in the same manner, are able to determine the outcome of all matters put to a shareholder vote, including the election of directors, the approval of mergers, material acquisitions and dispositions and other extraordinary transactions, and amendments to our articles of incorporation, bylaws and other corporate governance documents. So long as the Trione Family Trusts continue to own a majority of our common stock, they will have the ability, if they vote in the same manner, to prevent any transaction that requires shareholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of the Trione Family Trusts may differ from or conflict with the interests of our other shareholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock, if investors perceive disadvantages in owning stock of a company with a controlling family.

We are a "controlled company" within the meaning of the rules of NASDAQ and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. As a result, you will not have the same protections afforded to shareholders of companies that are subject to such requirements.

We are a "controlled company" within the meaning of the corporate governance standards of NASDAQ. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including the requirements that a majority of the board of directors consist of independent directors and to have board-level compensation and nominating and corporate governance committees consisting entirely of independent directors.

We do not intend to rely on these exemptions, but we may, in the future, take advantage of some of these exemptions for as long as we continue to qualify as a "controlled company." Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

We may issue additional equity securities, or engage in other transactions, which could affect the priority of our common stock, which may adversely affect the market price of our common stock.

Our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be effected. Such offerings could be dilutive to common shareholders. We may also issue shares of preferred stock that will provide new investors with rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

In connection with our initial public offering, we entered into a tax sharing agreement with those shareholders who owned our stock immediately prior to the initial public offering (collectively, "S Corp. Shareholders"), and under this agreement, we could become obligated to make payments to our S Corp. Shareholders for any additional federal, state or local income taxes assessed against them for tax periods prior to our initial public offering.

Prior to our initial public offering, we were an S Corporation for U.S. federal income tax purposes. While we were an S Corporation, our S Corp. Shareholders as individuals were taxed on our income. Therefore, our S Corp. Shareholders received certain distributions ("tax distributions") from us that were generally intended to equal the amount of tax our S Corp. Shareholders were required to pay with respect to our income. In connection with our initial public offering, our S Corporation was terminated and we thereafter became subject to federal and increased state income taxes. In the event of an adjustment to our reported taxable income for periods prior to termination of our S Corporation status, it is possible that our S Corp. Shareholders would be liable for additional income taxes for those prior periods. Therefore, we entered into a tax sharing agreement with our S Corp. Shareholders. Pursuant to this agreement, upon our filing of any tax return (amended or otherwise), in the event of any restatement of our taxable income pursuant to a determination by, or a settlement with, a taxing authority, for any period during which we were an S Corporation, depending on the nature of the adjustment we may be required to make a payment to our S Corp. Shareholders in an amount equal to our S Corp. Shareholders' incremental tax liability, which amount may be material. In addition, we will indemnify our S Corp. Shareholders with respect to unpaid income tax liabilities to the extent that such unpaid income tax liabilities are attributable to an adjustment to our taxable income for any period after our S Corporation status terminates. In both cases the amount of the payment will be based on the assumption that our S Corp. Shareholders are taxed at the highest rate application to married individuals filing jointly for the relevant periods. We will also indemnify our S Corp. Shareholders for any interest, penalties, losses, costs or expenses arising out of any claim under the agreement. However, our S Corp. Shareholders will indemnify us with respect to our unpaid tax liabilities (including interest and penalties) to the extent that such unpaid tax liabilities are attributable to a decrease in our S Corp. Shareholders' taxable income for any tax period and a corresponding increase in our taxable income for any period.

In connection with this tax sharing agreement and the filing of our final S Corporation income tax return for the period ending November 30, 2017, the Company expects to pay a dividend of $5.2 million to the S Corp. Shareholders in the first quarter of 2018 for the taxable income that will be passed through to them and for which they have not previously received payment.

Prior to our initial public offering, we were treated as an S Corporation, and claims of taxing authorities related to our prior status as an S Corporation could adversely affect us.

Following our initial public offering, our status as an S Corporation was terminated and we became a "C Corporation" under the provisions of Sections 301 through 385 of the Code. If the unaudited, open tax years in which we were an

S Corporation are audited by the Internal Revenue Service, or IRS, and we are determined not to have qualified for, or to have violated any requirement for maintaining, our S Corporation status, we will be obligated to pay back taxes, interest and penalties. The amounts that we would be obligated to pay could include taxes on all our taxable income while we were an S Corporation. Any such claims could result in additional costs to us and could have a material adverse effect on our business, financial condition or results of operations.

Future equity issuances could result in dilution, which could cause our common stock price to decline and future sales of our common stock could depress the market price of our common stock.

Our charter permits us to issue up to an aggregate of 100 million shares of common stock. As of December 31, 2017, 56,422,662 shares of our common stock were issued and outstanding. An additional 2,689,699 shares have been reserved for future issuance pursuant to the LBC Omnibus Equity and Incentive Compensation Plan. Our charter permits us to issue up to an aggregate of 5 million shares of preferred stock. A future issuance of any new shares of our common stock would, and equity-related securities could, cause further dilution in the value of our outstanding shares of common stock.

We have the ability to incur debt and pledge our assets, including stock in our bank, to secure that debt.

We have the ability to incur debt and pledge our assets to secure that debt. Absent special and unusual circumstances, a holder of indebtedness for borrowed money has rights that are superior to those of holders of our common stock. For example, interest must be paid to a lender before dividends can be paid to our shareholders, and, in the case of liquidation, our borrowings must be repaid before we can distribute any assets to our shareholders. Furthermore, we would have to make principal and interest payments on our indebtedness, which could reduce our profitability or result in net losses on a consolidated basis even if our Bank were profitable.

Our corporate governance documents, and corporate and banking laws applicable to us, could make a takeover more difficult and adversely affect the market price of our common stock.

Certain provisions of our articles of incorporation and bylaws, and corporate and federal banking laws, could delay, defer, or prevent a third party from acquiring control of our organization or conducting a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions and regulations applicable to us:

•	enable our board of directors to issue additional shares of authorized, but unissued capital stock;

•	enable our board of directors to issue "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the board;

•	do not provide for cumulative voting rights;

•	enable our board of directors to amend our bylaws without stockholder approval;

•	limit the right of shareholders to call a special meeting;

•	require advance notice for director nominations and other stockholder proposals; and

•	require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our shares. In addition, as of the date hereof, the Trione Family Trusts will own shares sufficient for the majority vote over all matters requiring a stockholder vote, which may delay, deter or prevent acts that would be favored by our other shareholders.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located at 520 Third Street, Santa Rosa, California. In addition to our corporate headquarters, the Bank operates nine branch offices located in Beverly Hills, Burbank, Encino, Long Beach and Pasadena, each in Los Angeles County, California, San Rafael, in Marin County, California, Los Altos and San Jose, each in Santa Clara County, California, and Santa Rosa, in Sonoma County, California. We also operate nine lending offices in the cities of Roseville, Santa Rosa, Emeryville, Walnut Creek, Manhattan Beach, Irvine and Solana Beach in California, Seattle, Washington and, since November 1, 2017, Portland, Oregon. Other than our main branch in Santa Rosa, California, which we own, we lease all of our other offices.

Item 3. Legal Proceedings
From time to time, we are a party to legal actions that are routine and incidental to our business. Given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, including laws and regulations governing consumer protections, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws, we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk. However, based upon available information and in consultation with legal counsel, management does not expect the ultimate disposition of any or a combination of these actions to have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
On December 8, 2017, our common stock became listed and commenced trading on the NASDAQ Global Select Stock Market under the trading symbol "LBC". Prior to that time, there was no established public trading market for our stock. As of December 31, 2017, we had approximately 1,100 beneficial owners. On December 29, 2017, the last trading day in the fiscal year, our stock closed at $12.04.
The following table shows the high and low sales price and the dividends declared of the Company’s common stock for each full quarter in 2017 as reported on the NASDAQ Global Select Stock Market.

Year Ended December 31, 2017
	High	Low
Quarter ended March 31, 2017	N/A	N/A
Quarter ended June 30, 2017	N/A	N/A
Quarter ended September 30, 2017	N/A	N/A
Quarter ended December 31, 2017 (beginning December 8, 2017)	$12.67	$11.50

Stock Performance Graph
The performance graph and table below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members by market cap of the Russell Index and (ii) the KBW Nasdaq Regional Banking Index ("KRX"), which reflects the performance of U.S. companies that do business as regional banks or thrifts.
The graph assumes an initial $100 investment on December 8, 2017, the date that the stock of the Company began trading on the NASDAQ Global Select Stock Market through December 29, 2017, the final trading day of 2017. Data for the Russell 2000 and the KBW Nasdaq Regional Banking Index assume reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. This graph is not deemed filed with the SEC.

Dividend Policy

Holders of our common stock are only entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for dividends.
Prior to our initial public offering, we were an S corporation for U.S. federal income tax purposes. As an S Corporation, we historically made distributions to our shareholders to provide them with funds to pay U.S. federal income tax on their taxable income that was “passed through” to them, as well as additional amounts for returns on capital. Following our initial public offering, our board of directors declared a cash dividend to our shareholders that existed prior to the offering in the amount of $40.0 million, which was intended to be non-taxable to them and represented a significant portion of our S Corporation earnings that have been, or will be, taxed to our shareholders, but not distributed to them. The Company also declared a cash dividend to our shareholders that existed prior to the offering in the amount of $7.1 million on December 1, 2017 to fund the payment of the estimated fourth quarter 2017 taxes that will be ‘‘passed through’’ to them by virtue of our status as an S Corporation. Purchasers of our common stock in the initial public offering were not entitled to receive any portion of these distributions.

The following table shows the dividends that have been declared on our common stock with respect to the periods indicated below. The per share amounts set forth in the following table have been adjusted to give effect to the 200-for-one stock split effective as of April 27, 2017. The per share amounts are presented to the nearest cent.

(dollars in thousands, except share amounts and per share data)	Amount per share	Total cash dividend
Quarter ended March 31, 2016	$0.06	$2,500
Quarter ended June 30, 2016	0.14	5,700
Quarter ended September 30, 2016	0.10	4,100
Quarter ended December 31, 2016	0.11	4,500
Quarter ended March 31, 2017	0.23	9,800
Quarter ended June 30, 2017	0.25	10,400
Quarter ended September 30, 2017	0.01	500
Quarter ended December 31, 2017	1.12	47,100

Future Dividend Policy

Following our initial public offering and our conversion to a C corporation, our dividend policy and practice has changed. Outside of our existing obligations under our tax sharing agreement with prior S Corp. Shareholders as set forth in the “Risk Factors” section of this Annual Report, we will no longer pay distributions to our shareholders to pay U.S. federal income taxes on their pro rata portion of our taxable income.

Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax and regulatory restrictions, and limitations on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant.

Because we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay any dividends on our common stock depends, in large part, upon our receipt of dividends from our Bank, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies.

The Company declared and paid a dividend in the first quarter of 2018 of $0.015 per share, which was a prorated amount based on the portion of the fourth quarter of 2017 during which the Company was a public company, which was 24 days. Subject to the discretion of our board of directors and the considerations discussed under ‘‘Market for Common Stock and Dividend Policy,’’ commencing in the second quarter of 2018, the Company expects to establish a regular quarterly cash dividend on our common stock of $0.0575 per share. Although we currently intend to pay dividends according to our dividend policy, there can be no assurance that we will pay any dividend to holders of our stock, or as to the amount of any such dividends. Our board of directors, in its sole discretion, can change the amount or frequency of this dividend or discontinue the payment of dividends entirely at any time.

In connection with our tax sharing agreement with our S Corp. Shareholders and the filing of our final S Corporation income tax return for the period ending November 30, 2017, the Company expects to pay a dividend of $5.2 million to the S Corp. Shareholders in the first quarter of 2018 for the taxable income that will be passed through to them and for which they have not previously received payment.

Dividend Limitations. California law places limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the lesser of the Bank’s retained earnings or the Bank’s retained net income for the prior three fiscal years. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve has the same authority over bank holding companies. We would not be able to pay a dividend in excess of our retained earnings, or where our liabilities would exceed our assets.

The Federal Reserve has established requirements with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that we may pay in the future. The Federal Reserve has issued guidance on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weaken the holding company’s financial health, such as by borrowing. Under Federal Reserve guidance, as a general matter, the board of directors of a holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce the dividends if: (i) the holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the holding company’s prospective rate of earnings retention is not consistent with the capital needs and overall current and prospective financial condition; or (iii) the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC.

Use of Proceeds

On December 7, 2017, our registration statement on Form S-1 (Registration No. 333-221455) was declared effective by the SEC for our underwritten initial public offering in which we sold a total of 13,972,500 shares of our common stock at a price to the public of $10.75 per share. Keefe, Bruyette & Woods, Inc. and Sandler O’Neill & Partners, L.P. acted as the joint book-running managers for the offering, Piper, Jaffrey & Co. acted as lead manager and D.A. Davidson & Co. acted as co-manager. The offering commenced on December 7, 2017 and closed on December 12, 2017. Of the $163,156,250 of shares registered pursuant to the registration statement, $150,204,375 were sold. No further securities will be sold pursuant to the offering. We received net proceeds of approximately $138.3 million after deducting underwriting discounts and commissions of $9.8 million and other offering expenses of $2.1 million. No payments with respect to expenses were made by us to directors, officers or persons owning ten percent or more of either class of our common stock or to their associates, or to our affiliates. However, as described in the Prospectus relating to the offering, $40.0 million of the net proceeds from the offering were used to fund a cash distribution to our pre-initial public offering shareholders, which cash distribution was intended to be non-taxable to them. The balance of the proceeds for the offering was contributed to the Bank as capital, where they were used to pay down Federal Home Loan Bank borrowings. There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus filed with the SEC on December 8, 2017.

Issuer Repurchase of Common Stock

No shares of the Company's common stock were repurchased by or on behalf of the Company since the date the Company’s common stock became registered under Section 12 of the Securities Exchange Act of 1934.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding the Company’s equity compensation plan is contained under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K and is incorporated by reference herein.

Item 6. Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2014 and 2013 (except as otherwise noted below) are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of future performance.

	As of or for the Years Ended December 31,
(Dollars in thousands, except share/per share data and percentages)	2017	2016	2015	2014	2013
Statements of Income Data
Total interest income	$174,287	$144,159	$127,546	$131,289	$136,538
Total interest expense	63,342	49,524	42,633	37,290	32,728
Net interest income	110,945	94,635	84,913	93,999	103,810
(Reversal of) provision for loan losses	(3,372)	(12,703)	(7,141)	—	7,500
Total noninterest income	7,458	7,844	6,924	3,608	1,816
Total noninterest expense	56,544	61,242	62,339	61,886	43,953
Net income before income taxes	65,231	53,940	36,639	35,721	54,173
Income tax (benefit) expense	(4,153)	1,819	1,247	1,118	1,394
Net income	$69,384	$52,121	$35,392	$34,603	$52,779
Pre-tax, pre-provision net earnings (1)	$61,859	$41,237	$29,498	$35,721	$61,673
Per Common Share (2)
Basic earnings per share	$1.62	$1.24	$0.84	$0.82	$1.26
Diluted earnings per share	$1.62	$1.24	$0.84	$0.82	$1.26
Book value per share	$9.74	$9.63	$8.84	$8.32	$7.89
Tangible book value per share (1)	$9.68	$9.55	$8.76	$8.24	$7.81
Common shares outstanding at end of period	56,422,662	42,000,000	42,000,000	42,000,000	42,000,000
Weighted average shares outstanding - basic	42,916,879	42,000,000	42,000,000	42,000,000	42,000,000
Weighted average shares outstanding - diluted	42,957,936	42,000,000	42,000,000	42,000,000	42,000,000
Pro Forma Statements of Income and Per Common Share Data (1)
Pro forma provision for income tax	$27,397	$22,655	$15,388	$15,003	$22,753
Pro forma net income	37,834	31,285	21,251	20,718	31,420
Pro forma net income per common share—basic	$0.88	$0.74	$0.51	$0.49	$0.75
Pro forma net income per common share—diluted	$0.88	$0.74	$0.51	$0.49	$0.75
Selected Balance Sheet Data
Cash and due from banks	$75,578	$59,208	$65,562	$145,084	$63,427
Held-to-maturity securities	6,921	7,561	9,331	6,736	7,345
Available-for-sale securities, fair value	503,288	459,162	377,669	312,367	169,517
Loans held-for-investment (3)	5,041,547	4,439,766	3,855,503	3,472,422	3,397,411
Allowance for loan losses	(30,312)	(33,298)	(45,509)	(52,508)	(55,217)
Loans held for sale	—	34,974	18,086	4,980	—
Total assets	5,704,380	5,063,585	4,361,779	3,969,047	3,659,069
Total deposits	3,951,238	3,333,969	3,121,247	3,145,774	3,106,596

Borrowings	1,145,278	1,267,771	824,062	433,479		183,027
Total stockholders' equity	549,745	404,375	371,299	349,508		331,397
Selected Ratios					—
Return on average:
Assets (4)	1.26%	1.11%	0.88%	0.91%		1.45%
Stockholders' equity (4)	16.30%	13.35%	9.85%	10.08%		16.16%
Average stockholders' equity to average assets (4)	7.76%	8.35%	8.89%	9.05%		9.00%
Net interest margin	2.05%	2.04%	2.11%	2.49%		2.88%
Efficiency ratio (1)	47.76%	59.76%	67.88%	63.40%		41.61%
Loan to deposit ratio	127.59%	134.22%	124.10%	110.54%		109.36%
Yield on interest-earning assets	3.22%	3.11%	3.17%	3.48%		3.78%
Cost of interest-bearing liabilities	1.27%	1.17%	1.17%	1.09%		1.00%
Cost of total deposits	1.05%	0.99%	0.95%	0.85%		0.80%
Pro Forma Selected Ratios (1) (4)
Pro forma return on average assets	0.69%	0.67%	0.53%	0.55%		0.87%
Pro forma return on average equity	8.89%	8.02%	5.91%	6.03%		9.62%
Credit Quality Ratios
Allowance for loan losses to loans	0.60%	0.75%	1.18%	1.51%		1.63%
Allowance for loan losses to nonperforming loans	430.75%	1,260.81%	710.97%	534.81%		250.90%
Nonperforming assets to total assets	0.12%	0.05%	0.15%	0.25%		0.60%
Net (charge offs) recoveries to average loans	0.01%	0.01%	—%	(0.08)%		(0.24)%
Capital Ratios (Company) (5)
Stockholders' equity to assets	9.64%	7.99%	8.51%	8.81%		9.06%
Tier 1 leverage ratio	11.26%	9.47%	10.22%	10.27%		10.62%
Tier 1 risk-based capital ratio	17.84%	17.33%	19.00%	19.18%		18.60%
Total risk-based capital ratio	18.78%	18.58%	20.26%	20.45%		19.87%
Common Equity Tier 1 ratio	16.05%	15.10%	16.35%	N/A		N/A
Tangible common equity to tangible assets (1)	9.58%	7.93%	8.44%	8.73%		8.97%
Capital Ratios (Bank) (5)
Stockholders' equity to assets	11.96%	10.81%	11.79%	12.38%		12.22%
Tier 1 leverage ratio	12.54%	11.16%	12.20%	12.33%		12.15%
Tier 1 risk-based capital ratio	19.90%	20.43%	22.68%	23.12%		21.28%
Total risk-based capital ratio	20.84%	21.68%	23.94%	24.39%		22.55%
Common Equity Tier 1 ratio	19.90%	20.43%	22.68%	N/A		N/A
(1) Considered a non-GAAP financial measure. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - ‘‘Non-GAAP Financial Measures’’ for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Pre-tax, pre-provision net earnings is defined as net income plus income tax expense (benefit) and provision for (reversal of) loan losses. Net tangible book value is defined as total assets less goodwill and total liabilities. Efficiency ratio is defined as the ratio of noninterest expense to net interest income plus noninterest income. We calculate our pro forma net income, return on average assets and return on average equity by adding back our franchise S Corporation tax to net income, and using a combined C Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction.

(2) Earnings per common share, basic and diluted, book value per common share and number of common shares outstanding have been adjusted retroactively to reflect a 200-for-1 stock split effective April 27, 2017.

(3) Loans held-for-investment include unamortized deferred fees/costs. All portfolio loans are collateralized by real estate with the exception of one $50 thousand non-mortgage loan.
(4) As a result of system conversions, we are unable to calculate daily average balances for 2014 and 2013. For these periods, average loans, assets and equity are calculated by averaging the ending balance of the prior month and the ending balance of the current month and multiplying the average by the number of days in the current month. The twelve resulting products were then added together and the resulting sum is divided by the number of days in the year.

(5) Capital ratios as of December 31, 2017, 2016 and 2015 reflect the adoption of Basel III, effective January 1, 2015, while ratios in prior years represent the previous capital rules.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based on and should be read in conjunction with Item 6. "Selected Financial Data" and our consolidated financial statements and the accompanying notes thereto contained elsewhere in this Annual Report on Form 10-K. However, because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings, the discussion and analysis relates to activities primarily conducted by the Bank.

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the year ended December 31, 2017, as compared to our results of operation in the year ended December 31, 2016; in our results of operations in the year ended December 31, 2016, as compared to our results of operations in the year ended December 31, 2015, and our financial condition at December 31, 2017 as compared to our financial condition at December 31, 2016.

In addition to historical information, this discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Annual Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Please read these sections carefully. We assume no obligation to update any of these forward-looking statements.

Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Manhattan Beach, California with $5.7 billion in assets at December 31, 2017. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, high net worth individuals and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, primarily on smaller, existing multifamily residential properties, with stabilized rent rolls, and catering predominantly to low and middle income renters who are unable to afford to purchase a single family residence or condominium unit in the high demand, low supply residential markets of the West Coast, and purchase money mortgages on higher end single family residential properties.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and with general practices within the financial services industry. Application of these principles requires management to make complex and subjective estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

Our most significant accounting policies are described in Note 1 to our Financial Statements for the year ended December 31, 2017. We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.

Pursuant to the JOBS Act, as an emerging growth company, we can elect to opt out of the extended transition period for adopting any new or revised accounting standards. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we may adopt the standard for the private company.

We have elected to take advantage of the scaled disclosures and other relief under the JOBS Act, and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company.

Allowance for Loan Losses

The allowance for loan losses is provided for probable incurred credit losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by a provision charged to expense and reduced by loan principal charge-offs, net of recoveries. Where management determines that the allowance for loan losses is more than adequate to absorb the probable incurred credit losses in the portfolio, the allowance is reduced by recapturing provisions and a credit is made to the expense account. The allowance is based on management’s assessment of various factors including the nature of the loan portfolio, previous loss experience, known and inherent risks in the portfolio, the estimated value of underlying collateral, information that may affect a borrower’s ability to repay, current economic conditions and the results of our ongoing reviews of the portfolio.

While we use available information, including independent appraisals for collateral, to estimate the extent of probable incurred loan losses within the loan portfolio, inherent uncertainties in the estimation process make it reasonably possible that ultimate losses may vary significantly from our original estimates. Generally, loans are partially or fully charged off when it is determined that the unpaid principal balance exceeds the current fair value of the collateral with no other likely source of repayment.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at fair value. Loans originated and intended for sale only after a minimum 12 month period of seasoning, a practice generally utilized to allow for appropriate community reinvestment lending recognition, are classified as held for sale and are carried at the lower of aggregate cost or fair value. Loans transferred to the held-for-sale portfolio that were not originated with the intent to sell are carried at the lower of aggregate cost or fair value. Changes in the fair value of loans that are carried at fair value are recorded in noninterest income in the period incurred.

When determining whether to recognize sale accounting, we give consideration to the legal isolation of transferred assets including the right to pledge or exchange such assets and the surrender of control over transferred assets. Loan sale transactions that involve securitizations with variable interest entities are evaluated for consolidation with consideration given to the nature and extent of continuing involvement with the transferred assets. When the conditions for sale accounting and legal isolation are met, loans are derecognized from the balance sheet and any gains or losses are recorded to earnings through noninterest income.

Fair Value Measurement

We use estimates of fair value in applying various accounting standards for our consolidated financial statements. Fair value is defined as the price at which an asset may be sold or a liability may be transferred in an orderly transaction between willing and able market participants. When available, fair value is measured by looking at observable market prices for identical assets and liabilities in an active market. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, prepayment speeds and credit spreads. Methods used to estimate fair value do not necessarily represent an exit price. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

Changes in the fair value of investments available-for-sale and derivatives designated as effective cash flow hedges are recorded in consolidated balance sheet and other comprehensive income (loss) while changes in fair value of loans held for sale or other derivatives are recorded in the consolidated balance sheet and in the statement of operations.

Investment Securities Impairment

We assess on a quarterly basis whether there have been any events or economic circumstances to indicate that a security in which we have an unrealized loss is impaired on an other-than-temporary basis. In any instance, we would consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and, for debt securities, external credit ratings and recent downgrades. Securities with respect to which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value.

Non-GAAP Financial Measures

Some of the financial measures discussed in Item 6 - Selected Financial Data are ‘‘non-GAAP financial measures.’’ In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows.

Pre-tax, pre-provision net earnings is defined as income before taxes and provision for loan losses. We believe the most directly comparable GAAP financial measure is income before taxes. Disclosure of this measure enables you to compare our operations to those of other banking companies before consideration of taxes and provision expense, which some investors may consider to be a more appropriate comparison given our S Corporation status and recaptures from the allowance for loan losses. We calculate our pro forma net income, return on average assets, return on average equity and per share amounts by adding back our franchise S Corporation tax to net income, and using a combined C Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. Net tangible book value is defined as total assets less goodwill and total liabilities. Efficiency ratio is defined as noninterest expenses divided by operating revenue, which is equal to net interest income plus noninterest income. We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	For the years ended December 31,
	2017	2016	2015	2014	2013
Pre-tax, pre-provision net earnings
Net income before income taxes	$65,231	$53,940	$36,639	$35,721	$54,173
Plus: Provision (reversal of) for loan losses	(3,372)	(12,703)	(7,141)	—	7,500
Pre-tax, pre-provision net earnings	$61,859	$41,237	$29,498	$35,721	$61,673

Tangible book value
Total assets	$5,704,380	$5,063,585	$4,361,779	$3,969,047	$3,659,069
Less: Goodwill	(3,297)	(3,297)	(3,297)	(3,297)	(3,297)
Less: Total liabilities	(5,154,635)	(4,659,210)	(3,990,480)	(3,619,539)	(3,327,672)
Tangible book value	$546,448	$401,078	$368,002	$346,211	$328,100

Pro forma provision for income tax
Net income before income taxes	$65,231	$53,940	$36,639	$35,721	$54,173
Total effective pro forma tax rate	42%	42%	42%	42%	42%
Pro forma provision for income taxes	$27,397	$22,655	$15,388	$15,003	$22,753

Pro forma net income

Net income before income taxes	$65,231	$53,940	$36,639	$35,721	$54,173
Pro forma provision for income taxes	27,397	22,655	15,388	15,003	22,753
Pro forma net income	$37,834	$31,285	$21,251	$20,718	$31,420

Pro forma ratios and per share data
Pro forma net income (numerator)	$37,834	$31,285	$21,251	$20,718	$31,420

Average assets (denominator)	5,485,832	4,676,676	4,040,381	3,796,650	3,628,878
Pro forma return on average assets	0.69%	0.67%	0.53%	0.55%	0.87%

Average stockholders' equity (denominator)	425,698	390,318	359,359	343,412	326,677
Pro forma return on average stockholders' equity	8.89%	8.02%	5.91%	6.03%	9.62%

Weighted average shares outstanding - basic (denominator)	42,916,879	42,000,000	42,000,000	42,000,000	42,000,000
Pro forma net income per common share—basic	$0.88	$0.74	$0.51	$0.49	$0.75

Weighted average shares outstanding - diluted (denominator)	42,957,936	42,000,000	42,000,000	42,000,000	42,000,000
Pro forma net income per common share—diluted	$0.88	$0.74	$0.51	$0.49	$0.75

Efficiency ratio
Noninterest expense (numerator)	$56,544	$61,242	$62,339	$61,886	$43,953
Net interest income	$110,945	$94,635	$84,913	$93,999	$103,810
Noninterest income	7,458	7,844	6,924	3,608	1,816
Operating revenue (denominator)	$118,403	$102,479	$91,837	$97,607	$105,626
Efficiency ratio	47.76%	59.76%	67.88%	63.40%	41.61%

Tangible assets
Total assets	$5,704,380	$5,063,585	$4,361,779	$3,969,047	$3,659,069
Less: Goodwill	(3,297)	(3,297)	(3,297)	(3,297)	(3,297)
Tangible assets	$5,701,083	$5,060,288	$4,358,482	$3,965,750	$3,655,772

Tangible stockholders' equity
Total stockholders' equity	$549,745	$404,375	$371,299	$349,508	$331,397
Less: Goodwill	(3,297)	(3,297)	(3,297)	(3,297)	(3,297)
Tangible stockholders' equity	$546,448	$401,078	$368,002	$346,211	$328,100

Tangible common equity to tangible assets
Tangible stockholders' equity (numerator)	$546,448	$401,078	$368,002	$346,211	$328,100
Tangible assets (denominator)	$5,701,083	$5,060,288	$4,358,482	$3,965,750	$3,655,772
Tangible common equity to tangible assets	9.58%	7.93%	8.44%	8.73%	8.97%

Key Factors Affecting Our Business

Interest Rates

Net interest income is the largest contributor to our net income and is the difference between the interest and fees earned on interest-earning assets and the interest expense incurred in connection with interest-bearing liabilities. Net interest income is primarily a function of the average balances and yields of these interest-earning assets and interest-bearing liabilities. These factors are influenced by internal considerations such as product mix and risk appetite as well as external influences such as economic conditions, competition for loans and deposits and market interest rates.

The cost of our deposits and short-term wholesale borrowings is primarily based on short-term interest rates, which are largely driven by the Federal Reserve’s actions and market competition. The yields generated by our loans and securities are typically affected by short-term and long-term interest rates, which are driven by market competition and market rates often impacted by the Federal Reserve’s actions. The level of net interest income is influenced by movements in such interest rates and the pace at which such movements occur.

We anticipate that interest rates will continue to increase over the historic lows experienced over the past several years. Based on our liability sensitivity as discussed in ‘‘Quantitative and Qualitative Disclosures About Market Risk’’, significant increases in the yield curve and/or a flatter yield curve could have an adverse impact on our net interest income. Conversely, a steepened yield curve would be expected to benefit our net interest income.

Operating Efficiency

Since 2013, we have invested significantly in our infrastructure, including our management, lending teams, technology systems and risk management practices. As a result, our ratio of general and administrative expenses to income increased over our levels in earlier years. As we have begun to leverage these investments, our efficiency has improved. We believe that we are well positioned for future growth without needing additional significant investment and therefore expect that our efficiency ratio will continue to improve.

Credit Quality

We have well established loan policies and underwriting practices that have resulted in very low levels of charge-offs and nonperforming assets. We strive to originate quality loans that will maintain the credit quality of our loan portfolio. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control and can adversely impact our financial condition.

Competition

The industry and businesses in which we operate are highly competitive. We may see increased competition in different areas including interest rates, underwriting standards and product offerings and structure. While we seek to maintain an appropriate return on our investments, we anticipate that we will experience continued pressure on our net interest margins as we operate in this competitive environment.

Economic Conditions

Our business and financial performance are affected by economic conditions generally in the United States and more directly in the markets of California, Washington and Oregon where we primarily operate. The significant economic factors that are most relevant to our business and our financial performance include, but are not limited to, real estate values, interest rates and unemployment rates.

Factors Affecting Comparability of Financial Results

S Corporation Status

We terminated our status as a “Subchapter S” corporation as of December 1, 2017, in connection with our IPO. Prior to this date, we elected to be taxed for U.S. federal income tax purposes as an S Corporation. As a result, our earnings were not subject to, and we did not pay, U.S. federal income tax, and we were not required to make any provision or recognize any liability for U.S. federal income tax in our financial statements. While we were not subject to and did not pay U.S. federal income tax, we were subject to, and paid, California S Corporation income tax at a rate of 3.5%.

Upon the termination of our status as an S Corporation on December 1, 2017, we commenced paying U.S. federal income tax and a higher California income tax on our taxable earnings and our financial statements will reflect a provision for both U.S. federal income tax and California income tax. As a result of this change, the net income and earnings per share data presented in our historical financial statements and the other financial information set forth in this Annual Report, which unless otherwise specified, do not include any provision for U.S. federal income tax, will not be comparable with our future net income and earnings per share in periods after we commenced being taxed as a C Corporation. As a C Corporation, our net income is calculated by including a provision for U.S. federal income tax and a higher California income tax rate, currently at 10.84%.

The termination of our status as an S Corporation may also affect our financial condition and cash flows. Historically, we have made quarterly cash distributions to our shareholders in amounts estimated by us to be sufficient for them to pay estimated individual U.S. federal and California income tax liabilities resulting from our taxable income that was ‘‘passed through’’ to them. However, these distributions have not been consistent, as sometimes the distributions have been less than or in excess of the shareholder’s estimated U.S. federal and California income tax liabilities resulting from their ownership of our stock. In addition, these estimates have been based on individual income tax rates, which may differ from the rates imposed on the income of C Corporations. Subsequent to the termination of our S Corporation status on December 1, 2017, other than our obligations under the tax sharing agreement with prior S Corporation shareholders as set forth in the "Risk Factors" section of this Annual Report, no income will be ‘‘passed through’’ to any shareholders, but, as noted above, we have commenced paying U.S. federal income tax and a higher California income tax. The amounts that we have historically distributed to our shareholders may not be indicative of the amount of U.S. federal and California income tax that we will be required to pay after December 1, 2017. Depending on our effective tax rate and our future dividend rate, our future cash flows and financial condition could be positively or adversely affected compared to our historical cash flows and financial condition.

Deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A $5.3 million tax benefit was recognized during the fourth quarter of 2017 from the restatement of the Company's net deferred tax assets related to the revocation of its S Corporation status and the recently enacted Tax Cuts and Jobs Act.

Retail Mortgage Banking Activity and Other Loan Sales

We began retail mortgage banking operations in 2013, with the primary purpose of serving a wider customer base of consumers who desire 30-year fixed rate single family real estate financing. We offered a wide range of mortgage products including variable rate 3, 5, 7 and 10-year hybrid products and long-term fixed rate programs. While much of the variable rate loan production from this activity was held in our loan portfolio, the long-term fixed loan originations were sold to correspondents or to Freddie Mac. Since 2016, we have sold $31.3 million of single family residential loans to Freddie Mac, on a servicing retained basis. We also brokered loans to other financial institutions where those organizations had a desirable product for our customers. As part of our retail mortgage banking activity, we also made single family residential construction loans, $37.3 million of which remained on our books, and $11.0 million of which were subject to commitments for future disbursements, at December 31, 2017.

In December 2016, we decided to wind down this business activity during the first quarter of 2017, as we found that the highly competitive nature and expense of running this business was unprofitable, primarily due to the lack of sufficient loan volume needed to offset fixed costs. Revenue from this activity, including net gains on the sales of loans, broker fee income and servicing fee income can be found in noninterest income on our consolidated statements of operations while the related expenses are captured in noninterest expense on the consolidated statements of operations.

While we are still able to originate single family residential loans on a retail basis with our portfolio of hybrid products, we are not actively pursuing this business. Our single family residential loans are primarily sourced from brokers, with many of which we have long-term relationships. This activity has been a significant part of our lending business since 2006.

Multifamily Securitization Transaction

During 2017, we entered into a trust sale memorandum of understanding with Freddie Mac, pursuant to which we agreed to sell a portfolio of multifamily loans to a real estate mortgage investment conduit, or REMIC, that holds the loans in trust and issued securities that are fully guaranteed by Freddie Mac and privately offered and sold to investors. On September 27, 2017, we closed this securitization transaction. We did not purchase any of the securities for our portfolio.

The primary purpose of this multifamily securitization transaction was to enable us to redeploy capital and funding to support higher-yielding assets while also reducing our reliance on wholesale funding, improving liquidity measures and reducing our concentration of multifamily loans.

The size of the multifamily loan portfolio sold to the REMIC was $626.1 million, consisting of one class of post-reset, variable rate 3, 5, and 7-year hybrid loans in an aggregate principal amount of approximately$91.6 million, and two classes of pre-reset, variable rate 3, 5 and 7-year hybrid loans in an aggregate principal amount of approximately $534.5 million. 74.3% of the loan portfolio consisted of loans for multifamily properties located in California, while the remaining 25.7% of the loan portfolio consistent of loans for multifamily properties located in Washington. We retain sub-servicing obligations on the loan portfolio. The gross proceeds of this sale to us was approximately $637.6 million. We used the proceeds of this sale to pay down short-term FHLB borrowings. These borrowings had no prepayment penalties associated with them. The following table summarizes the loans that sold in this securitization.

Loan Type	Number of Mortgage Loans	Principal Balance (1)(2)	Percentage of Mortgage Pool Balance	Weighted Average Mortgage Rate (2)	Loan to Value Ratio (2)	Debt Service Coverage Ratio (2)
Post-Reset Hybrid Loans	65	$91,552	14.6%	3.66%	53.2%	1.88
Pre-Reset Hybrid Loans (3)	237	415,628	66.4	3.39	54.2	1.67
Pre-Reset Hybrid Loans (4)	70	118,880	19.0	3.51	46.5	1.70
Total	372	$626,060	100.0%	3.45%	52.6%	1.71

(1)	Dollars in thousands

(2)	Represents balance, weighted average rate and ratios at the security cut-off date of September 1, 2017.

(3)	Loans have 1 to 40 months until their first rate reset.

(4)	Loans have 41 or more months until their first rate reset.

In connection with the securitization, we entered into a reimbursement agreement with Freddie Mac, pursuant to which we are obligated to reimburse Freddie Mac for the first losses in the underlying loan portfolio not to exceed 10% of the unpaid principal amount of the loans comprising the securitization pool at settlement, or approximately $62.6 million. Our reimbursement obligation is supported by a FHLB letter of credit. Our reimbursement obligation will terminate on the later of (i) the date on which Freddie Mac has no further liability (accrued or contingent) under its guarantee for these securities or (ii) the date on which the we shall pay to Freddie Mac our full reimbursement obligation.

As a result of our exit from retail mortgage banking and current securitization activities, gains on the sale of loans and other fee income shown as noninterest income in our consolidated statements of operations may not be directly comparable, and will likely vary, from period to period.

Public Company Costs

As a result of our recent initial public offering, we expect to incur additional costs associated with operating as a public company. We expect that these costs will include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company.

The Sarbanes-Oxley Act, as well as rules adopted by the SEC and national securities exchanges, requires public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These additional rules and regulations will increase our legal, regulatory and financial compliance costs and will make some activities more time-consuming and costly.

Results of operations - Years ended December 31, 2017 and December 31, 2016

Overview

For the year ended December 31, 2017 our net income was $69.4 million as compared to $52.1 million for the year ended December 31, 2016. The increase of $17.3 million, or 33.1%, was attributed primarily to an increase of $16.3 million in net interest income, a $4.7 million reduction in noninterest expense and a $6.0 million reduction of provision for income taxes, offset by a $9.3 million decrease in the net reversal of provision for loan losses, as compared to the year ended December 31, 2016. The increase in net interest income was credited to strong organic loan growth. The reversal of loan loss provisions were primarily attributable to improved credit metrics within the loan portfolio. Pre-tax, pre-provision net earnings increased by $20.6 million, or 50.0%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 largely due to the additional $16.3 million in net interest income.

Net Interest Income

Net interest income increased by $16.3 million, or 17.2%, to $110.9 million for the year ended December 31, 2017 from $94.6 million for 2016. Our net interest margin of 2.05% for the year ended December 31, 2017 increased slightly from our net margin of 2.04% for the year ended December 31, 2016, primarily due to the rate on new loan origination volume exceeding the rate on loans paid off and sold.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the years ended December 31, 2017 and 2016. The average balances are daily averages and include both performing and nonperforming loans.

	For the Years Ended December 31,
	2017			2016
(Dollars in thousands)	Average Balance	Interest Inc / Exp	Average Yield/Rate	Average Balance	Interest Inc / Exp	Average Yield/Rate
Interest-Earning Assets
Multifamily residential	$2,897,794	$101,708	3.51%	$2,437,487	$84,766	3.48%
Single family residential	1,828,668	59,498	3.25%	1,629,370	50,756	3.12%
Commercial	78,032	3,678	4.71%	49,863	2,886	5.79%
Construction, land and NM	45,400	1,689	3.72%	29,993	977	3.26%
Total Loans (1)	4,849,894	166,573	3.43%	4,146,713	139,385	3.36%
Securities available-for-sale	472,477	6,553	1.39%	402,035	4,151	1.03%
Securities held-to-maturity (2)	7,172	236	3.29%	8,570	253	2.95%
Cash and cash equivalents	87,780	925	1.05%	76,003	370	0.49%
Total interest-earning assets	$5,417,323	$174,287	3.22%	$4,633,321	$144,159	3.11%
Noninterest-earning assets (3)	68,509			43,355
Total assets	$5,485,832			$4,676,676

Interest-Bearing Liabilities
Transaction accounts (4)	$218,683	$1,553	0.71%	$130,573	$502	0.38%
Money market demand accounts	1,495,794	12,099	0.81%	1,440,129	10,506	0.73%
Time deposits	1,972,747	25,161	1.28%	1,629,479	20,640	1.27%
Total deposits	3,687,224	38,813	1.05%	3,200,181	31,648	0.99%
FHLB advances	1,160,555	16,555	1.43%	879,237	10,219	1.16%
Senior debt	94,090	6,309	6.71%	93,956	6,309	6.71%
Junior subordinated debentures	61,857	1,665	2.69%	61,857	1,348	2.18%
Total interest-bearing liabilities	$5,003,726	$63,342	1.27%	$4,235,231	$49,524	1.17%
Noninterest-bearing liabilities	56,408			51,127
Total stockholders' equity	425,698			390,318
Total liabilities and stockholders' equity	$5,485,832			$4,676,676

Net interest spread (5)			1.95%			1.94%
Net interest income/margin (6)		$110,945	2.05%		$94,635	2.04%

(1)
Loan balance includes portfolio real estate loans, real estate loans held for sale and one $50 thousand non-mortgage loan. Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs. Net deferred loan cost amortization totals $9.3 million and $9.9 million for the years ended December 31, 2017 and December 31, 2016, respectively.

(2)
Securities held to maturity include obligations of states and political subdivisions of $285 thousand and $302 thousand as of December 31, 2017 and December 31, 2016, respectively. Yields are not calculated on a tax equivalent basis.

(3)	Noninterest earning assets includes the allowance for loan losses.

(4)	Transaction accounts include both interest and non-interest bearing deposits.

(5)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.

(6)	Net interest margin is net interest income divided by total interest-earning assets.

Interest rates and operating interest differential. Increases and decreases in interest income and interest expense result from change in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest- bearing liabilities during the periods indicated. The effect of changes in volume is determined by multiplying the change in volume by the current period’s average rate. The effect of rate changes is calculated by multiplying the change in average rate by the prior period’s volume.

The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	For the Years Ended December 31,
	2017 vs 2016
	Variance Due To
		Yield/
(Dollars in thousands)	Volume	Rate	Total
Interest-Earning Assets
Multifamily residential	$16,150	$793	$16,943
Single family residential	6,410	2,332	8,742
Commercial	1,402	(611)	791
Construction, land and NM	558	154	712
Total Loans	24,520	2,668	27,188
Securities available-for-sale	811	1,591	2,402
Securities held-to-maturity	(44)	27	(17)
Cash and cash equivalents	65	490	555
Total interest-earning assets	$25,352	$4,776	$30,128

Interest-Bearing Liabilities
Transaction accounts	$466	$585	$1,051
Money market demand accounts	418	1,175	1,593
Time deposits	4,377	144	4,521
Total deposits	5,261	1,904	7,165
FHLB advances	3,704	2,632	6,336
Senior debt	9	(9)	—
Junior subordinated debentures	—	317	317
Total interest-bearing liabilities	$8,974	$4,844	$13,818

Net Interest Income
Net Interest Income	$16,378	$(68)	$16,310

Total interest income increased by $30.1 million, or 20.9% for the year ended December 31, 2017 as compared to the same period of 2016. Interest income from real estate loans accounted for $27.2 million of that amount as the average daily balance of loans increased by $703.2 million, or 17.0%. The interest income increase from greater average loan balances was further enhanced by a seven basis point increase in loan yield. The volume of new loans originated totaled $2.1 billion for both years ended December 31, 2017 and 2016, respectively. The weighted average rate on new loans for calendar 2017 was 4.00% as compared to the weighted average rate on new loans for calendar 2016 of 3.51%. The weighted average rate on loan curtailments/payoffs during 2017 was 3.69% as compared to a weighted average loan curtailment/payoff rate of 3.77% for calendar 2016.

Total interest expense increased $13.8 million to $63.3 million for the year ended December 31, 2017 from $49.5 million for the year ended December 31, 2016. Interest expense on customer deposits increased $7.2 million to $38.8 million for the year ended December 31, 2017 from $31.6 million for the same period of 2016. This increase is due to average daily deposit balances increasing by $487.0 million, or 15.2%, from period to period while the cost of deposits grew to 1.05% for the year ended December 31, 2017, from 0.99% for the same period ended 2016. Interest expense on advances from the FHLB accounted for $6.3 million of that increase as average daily advances increased by $281.3 million, or 32.0%, from period to period while the cost of those advances increased to 1.43% for the year ended December 31, 2017, as compared to 1.16% for the year ended December 31, 2016. We use both customer deposits and FHLB advances to fund net loan growth. We also use FHLB advances, with or without embedded interest rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

A reversal of prior provisions for loan losses totaled $3.4 million for the year ended December 31, 2017 as compared to a reversal of loan loss provisions of $12.7 million for the year ended December 31, 2016. The level of loss provisions recorded in any period typically corresponds to increase or decrease in the total balance of loans held-for-investment. At times, however, refinements in our model and improvements in the credit metrics of our real estate portfolio, measures such as collateral support, debt service coverage, and payment performance along with continued general economic recovery will cause management to reevaluate quantitative and qualitative adjustments within our methodology for calculating the allowance for loan losses and will result in an expected reduction to the allowance for loan losses. During 2017, continued and prolonged improvements in the credit quality of our loan portfolio necessitated a release of the allowance balance. We have recorded net loan recoveries for the past three fiscal years due in large part to minimal balances of problem loans as well as strong collateral support of our credits attributed to our lower portfolio loan-to-value ratios and a healthy real estate market. While loans in our portfolio occasionally become impaired, the loans, as individually analyzed and measured, generally do not require a charge-off or reserve for loss. While our nonperforming loans as a percentage of total loans increased slightly from 0.06% to 0.14% from December 31, 2016 to December 31, 2017, 52% of those loans, by balance, were current and paying as agreed at December 31, 2017. Additionally, our classified loans as a percentage of total loans decreased 42%, from 0.48% to 0.28%, over the same period.

Noninterest Income

Noninterest income decreased by $386.0 thousand to $7.5 million for the year ended December 31, 2017 from $7.8 million for the year ended December 31, 2016.

The following table presents the major components of our noninterest income for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB stock dividends	$2,473	$2,848	$(375)	(13.2)%
Fee income	1,377	834	543	65.1%
Gain on sale of loans	3,277	3,884	(607)	(15.6)%
Earnings on CSV life insurance	192	233	(41)	(17.6)%
Other	139	45	94	208.9%
Total noninterest income	$7,458	$7,844	$(386)	(4.9)%
FHLB stock dividends. As a member of the FHLB of San Francisco, we are required to own an amount of FHLB stock based on our level of borrowings and other factors. FHLB stock dividends decreased by $375 thousand to $2.5 million for the year ended December 31, 2017 from a level of $2.8 million for the same period ended December 31, 2016. Although our daily average FHLB stock holdings were greater in 2017 as compared to 2016, the FHLB declared and paid an extra, or “special”, dividend during 2016 of $917 thousand whereas no “special” dividends were distributed during 2017 causing a decrease in dividend income.

Fee Income. Fee income consists primarily of loan servicing fee income, fees related to customer deposits, fees from expired loan commitments and broker fee income from mortgage banking operations. Fee income increased by $543 thousand to $1.4 million for the year ended December 31, 2017 from a level of $834 thousand for the same period ended December 31, 2016. The increase was primarily due to the sale of loans to investors, including Freddie Mac, with servicing retained which began in late 2016. With the wind-down of mortgage banking operations, we anticipate that broker fee income will decrease while loan servicing fee income will increase due to the multifamily loan securitization that closed in September 2017.

Gain on sale of loans. Gains on the sale of loans, including the change in fair value of loans held for sale, decreased by $607 thousand to $3.3 million for the year ended December 31, 2017 from a value of $3.9 million for the same period ended December 31, 2016. The gain of $3.3 million for the year ended December 31, 2017 was primarily comprised of a net gain on our multifamily securitization of $3.4 million partially offset by a net loss of $186 thousand related to retail single family mortgage banking operations that were discontinued during the first quarter of 2017. The net gain on our securitization of $3.4 million reflects net proceeds after expenses of the transaction in excess of our recorded investment in the loans including the recognition of a mortgage servicing asset totaling $5.5 million, less a charge of $1.8 million, at the time of sale, reflecting a reserve for our reimbursement obligation to Freddie Mac and further reduced by realized losses on an interest rate swap agreement of $335 thousand that served as a hedge of the securitization transaction. The gain of $3.9 million for the year ended December 31, 2016 consisted primarily of net gains of $2.8 million and $1.1 million from multiple whole loan sales of portfolio loans and mortgage banking activity, respectively.

Noninterest Expense

Our noninterest expense decreased $4.7 million, or 7.7%, to $56.5 million for the year ended December 31, 2017 from $61.2 million for 2016.

The following table presents the components of our noninterest expense for the years ended December 31, 2017 and 2016.

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$36,524	$38,551	$(2,027)	(5.3)%
Federal deposit insurance	1,812	1,725	87	5.0%
Occupancy	5,155	5,477	(322)	(5.9)%
Depreciation and amortization	2,903	2,873	30	1.0%
Professional and regulatory fees	2,034	2,577	(543)	(21.1)%
Advertising	935	875	60	6.9%
Data processing	3,167	3,322	(155)	(4.7)%
Operating	3,286	3,970	(684)	(17.2)%
Other	728	1,872	(1,144)	(61.1)%
Total noninterest expense	$56,544	$61,242	$(4,698)	(7.7)%

Compensation and related benefits. Compensation and related benefits expense decreased by $2.0 million, or 5.3%, to $36.5 million for the year ended December 31, 2017 from $38.6 million for 2016. The decrease in expense was primarily due to a net decrease in incentive compensation due to a change in the timing of incentive award grants from the beginning of the year to the end of the year in 2017 as compared to calendar 2016, as well as reduced commission expense associated with the discontinuation of retail mortgage banking operations partially offset by less capitalization of compensation related to those same mortgage banking activities. At December 31, 2017, we employed 266 individuals as compared to 303 staff members at the end of December 31, 2016.

Occupancy. Occupancy expense decreased by $322 thousand, or 5.9%, to $5.2 million for the year ended December 31, 2017 from $5.5 million for the same period in 2016. The majority of this reduction was achieved by reduced rents from consolidating administrative offices and subletting offices previously used for mortgage banking operations, as well as a one-time $109 thousand property tax refund received during the second quarter of 2017 as a result of disputing the assessed value of our one owned branch property. Subject to the decision to open additional strategically located branches or loan production offices, and scheduled lease increases, we expect our rent expenses to be stable as our major administrative offices in Santa Rosa, Manhattan Beach and Irvine, California have adequate capacity to support future growth over the next several years.

Professional and regulatory fees. Professional and regulatory fees decreased by $543 thousand, or 21.1%, to $2.0 million for the year ended December 31, 2017 from $2.6 million for the same period in 2016 due primarily to the change in the Bank’s charter. On September 9, 2016, we converted the Bank from a federally chartered savings and loan to a California state commercial bank. As a result, the DBO and the FDIC are our primary bank regulators. The Federal Reserve remains the primary federal regulator for the Company. Regulatory fees assessed by the DBO are lower than those we paid when the Bank was federally chartered. In addition, given the timing of our charter change, we were not assessed any DBO regulatory fees until July 2017.

Operating. Operating expense is comprised primarily of costs related to travel, publications, contributions, maintenance and miscellaneous loans fees. Operating expense decreased by $684 thousand, or 17.2%, to $3.3 million for the year ended December 31, 2017 from $4.0 million for the same period in 2016 as a result of administrative office consolidation during 2016, a reduced workforce and our exit from retail mortgage banking operations.

Other. Other noninterest expense decreased by $1.1 million, or 61.1%, to $728 thousand for the year ended December 31, 2017 from $1.9 million for the same period in 2016. Other noninterest expense includes provisions for (expense) or reversals of (income) reserves for off balance sheet liabilities such as undisbursed funds on loans and lines of credit and early payoff/default obligations on sold loans. For the year ended December 31, 2017 and 2016, a reversal of off-balance sheet reserves of $749 thousand and a provision for off-balance sheet reserves of $771 thousand, respectively, were recorded in other noninterest income for these purposes. The decrease in reserves related to off-balance sheet risk period over period reflects a decline in unfunded commitments related to the one non-owner occupied, single family construction development relationship in our portfolio. Other noninterest expense also includes the cost of issuing forgivable down payment assistance loans to borrowers with low-to-moderate income and/or with collateral property located in low-to-moderate income census tracts. As we do not expect to collect any interest or principal on these loans, they are recorded as an expense at the time of origination. For the year ended December 31, 2017 and 2016, these loans totaled $239 thousand and $506 thousand, respectively. Other noninterest expense also includes miscellaneous other office costs such as guard services, moving expenses and shredding services.

Income Tax (Benefit) Expense

For the year ended December 31, 2017, we recorded an income tax benefit of $4.2 million as compared to income tax expense of $1.8 million for the year ended December 31, 2016 with effective tax rates of -6.4% and 3.4%, respectively. We elected to be taxed as an S Corporation until December 1, 2017, at which time we revoked our election in connection with our initial public offering. As a result of that election and H.R.1, the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, we increased our deferred tax asset and recorded a tax benefit of $5.3 million in December 2017. Additionally, we recognized a $2.9 million tax benefit from the partial deductibility of contingent IPO costs not recognized as GAAP expenses. These benefits were partially offset by tax provisions on earnings at S Corporation rates and C Corporation rates for eleven months and one month of 2017, respectively. Prior to December 1, 2017, we did not pay corporate U.S. federal income tax on our taxable income. Instead, our taxable income was ‘‘passed through’’ to our shareholders. Our tax expense for the year ending December 31, 2016 reflects our liability for California state corporate income taxes that are not ‘‘passed through’’ to our shareholders. See ‘‘S Corporation Status’’ above for a discussion of our status as an S Corporation and ‘‘Pro Forma Income Tax Expense and Net Income’’ below for a discussion on what our income tax expense and net income would have been had we been taxed as a C Corporation.

Pro Forma Income Tax Expense and Net Income

In connection with our initial public offering, we revoked our “Subchapter S” corporation election on December 1, 2017. Prior to that date, as an S-Corporation, we had no U.S. federal income tax expense. We calculate our pro forma net income by adding back our franchise S Corporation tax to net income, and using a combined C Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. Our net income for the years ended December 31, 2017 and 2016 was $69.4 million and $52.1 million, respectively. Had we been subject to U.S. federal income tax during these periods, on a pro forma basis, our provision for combined federal and state income tax would have been $27.4 million and $22.7 million, respectively, for the years ended December 31, 2017 and December 31, 2016. As a result of the foregoing factors, our pro forma net income (after U.S. federal and California state income tax) for the years ended December 31, 2017 and December 31, 2016 would have been $37.8 million and $31.3 million, respectively.

Results of operations - Years ended December 31, 2016 and December 31, 2015
Overview

For the year ended December 31, 2016 our net income was $52.1 million as compared to $35.4 million for the year ended December 31, 2015. The increase of $16.7 million, or 47.3%, was attributed primarily to an increase of $9.7 million in net interest income, a $5.6 million greater net reversal of provision for loan losses and a $1.1 million reduction in noninterest expense, as compared to the year ended December 31, 2015. The increase in net interest income was credited to strong organic loan growth, while the reversal of loan reserves reflected continuing improvement in the credit metrics of our loan portfolio. Pre-tax, pre-provision net earnings increased by $11.7 million, or 39.8%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 largely due to the additional $9.7 million in net interest income.

Net Interest Income

Net interest income increased by $9.7 million, or 11.4%, to $94.6 million for the year ended December 31, 2016 from $84.9 million for 2015. Our net interest margin of 2.04% for the year ended December 31, 2016 declined from our net margin of 2.11% for the year ended December 31, 2015, primarily due to the rate on loan payoffs exceeding the rate achieved on new loan origination volume.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the years ended December 31, 2016 and 2015. The average balances are daily averages and include both performing and nonperforming loans.

	For the Years Ended December 31,
	2016			2015
(Dollars in thousands)	Average Balance	Interest Inc / Exp	Average Yield/Rate	Average Balance	Interest Inc / Exp	Average Yield/Rate
Interest-Earning Assets
Multifamily residential	$2,437,487	$84,766	3.48%	$2,150,897	$78,345	3.64%
Single family residential	1,629,370	50,756	3.12%	1,329,581	41,556	3.13%
Commercial	49,863	2,886	5.79%	77,475	4,105	5.30%
Construction, land and NM	29,993	977	3.26%	7,267	243	3.34%
Total Loans (1)	4,146,713	139,385	3.36%	3,565,220	124,249	3.49%
Securities available-for-sale	402,035	4,151	1.03%	343,683	2,797	0.81%
Securities held-to-maturity (2)	8,570	253	2.95%	6,922	238	3.44%
Cash and cash equivalents	76,003	370	0.49%	102,010	262	0.26%
Total interest-earning assets	$4,633,321	$144,159	3.11%	$4,017,835	$127,546	3.17%
Noninterest-earning assets (3)	43,355			22,546
Total assets	$4,676,676			$4,040,381

Interest-Bearing Liabilities
Transaction accounts (4)	$130,573	$502	0.38%	$105,744	$85	0.08%
Money market demand accounts	1,440,129	10,506	0.73%	980,467	6,712	0.68%
Time deposits	1,629,479	20,640	1.27%	1,994,662	22,353	1.12%
Total deposits	3,200,181	31,648	0.99%	3,080,873	29,150	0.95%
FHLB advances	879,237	10,219	1.16%	398,193	6,073	1.53%
Senior debt	93,956	6,309	6.71%	93,824	6,309	6.72%
Junior subordinated debentures	61,857	1,348	2.18%	61,857	1,101	1.78%
Total interest-bearing liabilities	$4,235,231	$49,524	1.17%	$3,634,747	$42,633	1.17%
Noninterest-bearing liabilities	51,127			46,275
Total stockholders' equity	390,318			359,359
Total liabilities and stockholders' equity	$4,676,676			$4,040,381

Net interest spread (5)			1.94%			2.00%
Net interest income/margin (6)		$94,635	2.04%		$84,913	2.11%

(1)
Loan balance includes portfolio real estate loans, real estate loans held for sale and one $50 thousand non-mortgage loan. Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs. Net deferred loan cost amortization totals $9.9 million and $8.9 million for the years ended December 31, 2016 and December 31, 2015, respectively.

(2)
Securities held to maturity include obligations of states and political subdivisions of $302 thousand and $318 thousand as of December 31, 2016 and December 31, 2015, respectively. Yields are not calculated on a tax equivalent basis.

(3)	Noninterest earning assets includes the allowance for loan losses.

(4)	Transaction accounts include both interest and non-interest bearing deposits.

(5)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.

(6)	Net interest margin is net interest income divided by total interest-earning assets.

Interest rates and operating interest differential. Increases and decreases in interest income and interest expense result from change in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest- bearing liabilities during the periods indicated. The effect of changes in volume is determined by multiplying the change in volume by the current period’s average rate. The effect of rate changes is calculated by multiplying the change in average rate by the prior period’s volume. The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	For the Years Ended December 31,
	2016 vs 2015
	Variance Due To
		Yield/
(Dollars in thousands)	Volume	Rate	Total
Interest-Earning Assets
Multifamily residential	$10,087	$(3,665)	$6,422
Single family residential	9,339	(139)	9,200
Commercial	(1,570)	351	(1,219)
Construction, land and NM	740	(6)	734
Total Loans	18,596	(3,459)	15,137
Securities available-for-sale	524	830	1,354
Securities held-to-maturity	52	(37)	15
Cash and cash equivalents	(80)	188	108
Total interest-earning assets	$19,092	$(2,478)	$16,614

Interest-Bearing Liabilities
Transaction accounts	$24	$393	$417
Money market demand accounts	3,328	466	3,794
Time deposits	(4,404)	2,691	(1,713)
Total deposits	(1,052)	3,550	2,498
FHLB advances	5,879	(1,732)	4,147
Senior debt	9	(9)	—
Junior subordinated debentures	—	247	247
Total interest-bearing liabilities	$4,836	$2,056	$6,892

Net Interest Income
Net Interest Income	$14,256	$(4,534)	$9,722

Total interest income increased by $16.6 million, or 13.0% for the year ended December 31, 2016 as compared to the same period of 2015. Interest income from real estate loans accounted for $15.1 million of that amount as the average daily balance of loans increased by $581 million, or 16.3%. The interest income increase from greater average loan balances was partially offset by a 13 basis points decrease in loan yield. The volume of new loans originated totaled $2.1 billion and $1.6 billion for the years ended 2016 and 2015, respectively, an increase of $442 million, or 27.1%. The weighted average rate on new loans for calendar 2016 was 3.51% as compared to the weighted average rate on new loans for calendar 2015 of 3.43%. The weighted average rate on loan curtailments/payoffs during 2016 was 3.77% as compared to a weighted average loan curtailment/payoff rate of 3.89% for calendar 2015.

Total interest expense increased $6.9 million to $49.5 million for the year ended December 31, 2016 from $42.6 million for the year ended December 31, 2015. Interest expense on advances from the FHLB accounted for $4.1 million of that increase as average daily advances increased by $481 million, or 120.8%, from period to period while the cost of those advances decreased to 1.16% for the year ended December 31, 2016, as compared to 1.53% for the year ended December 31, 2015. Interest expense on customer deposits increased $2.5 million to $31.6 million for the year ended December 31, 2016 from $29.2 million for the same period of 2015. This increase is due to average daily deposit balances increasing by $119 million, or 3.9%, from period to period while the cost of deposits grew to 0.99% for the year ended December 31, 2016, from 0.95% for the same period ended 2015. We use both FHLB advances and customer deposits to fund net loan growth. We also use FHLB advances, with or without embedded interest-rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

We reversed prior provisions for loan losses totaling $12.7 million for the year ended December 31, 2016 as compared to a reversal of loan loss provisions of $7.1 million for the year ended December 31, 2015, or a $5.6 million increase. The adequacy of our allowance is evaluated by management on a quarterly basis. Improvements in the credit metrics of our real estate portfolio, measures such as collateral support, debt service coverage, and payment performance along with continued general economic recovery may result in a reduction to the level of the allowance for loan losses necessary to provide for probable incurred losses inherent in the loan portfolio. During 2016, the credit quality of our loan portfolio continued to improve necessitating a release of the allowance balance. Our nonperforming loans as a percentage of total loans decreased from 0.17% to 0.06% from December 31, 2015 to December 31, 2016, an improvement of 64.3%. Additionally, our classified loans as a percentage of total loans decreased from 0.78% to 0.48%, an improvement of 38.5%, over the same period.

Noninterest Income

Noninterest income increased by $925 thousand to $7.8 million for the year ended December 31, 2016 from $6.9 million for the year ended December 31, 2015.

The following table presents the major components of our noninterest income for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB stock dividends	$2,848	$2,750	$98	3.6%
Fee income	834	901	(67)	(7.4)%
Gain on sale of loans	3,884	2,947	937	31.8%
Earnings on CSV life insurance	233	252	(19)	(7.5)%
Other	45	69	(24)	(34.8)%
Total noninterest income	$7,844	$6,919	$925	13.4%

Gain on sale of loans. Gains on the sale of loans, including the change in the fair value of loans held for sale, increased by $937 thousand to $3.9 million for the year ended December 31, 2016 from a gain of $2.9 million for the same period ended 2015. The increase was primarily due to a larger number of loans sold from our portfolio of loans originally intended to be held for investment during 2016 over 2015. From time to time, we will sell pools of real estate loans for particular purposes, including managing loan concentrations, capital levels, interest rate risk and liquidity risk. Gains on the sale of portfolio loans increased $873 thousand, to $2.8 million, for the year ended December 31, 2016 from $2.0 million for 2015. Gains on the sale of loans attributed to our retail single family mortgage banking activity increased $64 thousand to $1.1 million, from $997 thousand for the year ended December 31, 2016 and 2015, respectively. As noted in ‘‘Factors Affecting Comparability of Financial Results’’, we have discontinued retail single family mortgage banking activity.

Noninterest Expense

Our noninterest expense decreased $1.1 million, or 1.8%, to $61.2 million for the year ended December 31, 2016 from $62.3 million for 2015.

The following table presents the components of our noninterest expense for the years ended December 31, 2016 and 2015.

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$38,551	$37,231	$1,320	3.5%
Federal deposit insurance	1,725	5,166	(3,441)	(66.6)%
Occupancy	5,477	5,453	24	0.4%
Depreciation and amortization	2,873	2,290	583	25.5%
Professional and regulatory fees	2,577	2,817	(240)	(8.5)%
Advertising	875	1,335	(460)	(34.5)%
Data processing	3,322	3,254	68	2.1%
Operating	3,970	4,292	(322)	(7.5)%
Other	1,872	501	1,371	273.7%
Total noninterest expense	$61,242	$62,339	$(1,097)	(1.8)%

Compensation and related benefits. Compensation and related benefits expense increased by $1.3 million, or 3.5%, to $38.6 million for the year ended December 31, 2016 from $37.2 million for 2015. The increase in compensation and benefits expense was primarily due to higher salaries and incentive compensation related to a larger workforce and changes in employment contracts. At December 31, 2016, we employed 303 individuals as compared to 297 staff members at the end of December 31, 2015.

Federal deposit insurance. Our FDIC insurance assessment expense for the year ended December 31, 2016 decreased by $3.4 million, or 66.6%, to $1.7 million from $5.2 million for 2015. The decrease in insurance costs was primarily a result of an improvement in the Bank’s supervisory risk category, on which FDIC assessment rates are largely based, resulting in a lower rate.

Depreciation and amortization. Depreciation and amortization expense increased by $583 thousand, or 25.5%, to $2.9 million for the year ended December 31, 2016 from $2.3 million for 2015. We lease all but one property from which we conduct operations. In early 2016, we completed leasehold improvements and consolidated our northern California administrative staff into a new location that has sufficient space to allow for future growth of the business. As a result of the new facility, amortization expense increased.

Other. Other noninterest expense increased by $1.4 million, or 273.7%, to $1.9 million for the year ended December 31, 2016 from $501 thousand for 2015. The increase is primarily due to a $562 thousand increase in provision for reserves for unfunded loan commitments related to new construction lending and a $431 thousand increase in the amount of forgivable down payment assistance loans granted during 2016. These increases were partially offset by a $688 thousand gain from the disposition of one real estate property owned by us as a result of foreclosure and the absence of a legal settlement of $555 thousand recorded during the year ended December 31, 2015. We have not foreclosed on any collateral resulting in our ownership of real estate since early 2015. Although we are involved in legal proceedings arising in the ordinary course of business, we do not anticipate that the outcome of any such proceedings will result in a material adverse effect on our financial position or results of operations.

Income Tax Expense

Income tax expense, comprised entirely of state income tax, was $1.8 million and $1.2 million for the year ended December 31, 2016 and 2015 with effective tax rates of 3.4% and 3.4%, respectively. We elected to be taxed as an S Corporation until December 1, 2017. On December 1, 2017, our status as a “Subchapter S” corporation was revoked in connection with our initial public offering. Prior to December 1, 2017, we did not pay corporate U.S. federal income tax on our taxable income. Instead, our taxable income was ‘‘passed through’’ to our shareholders. Our effective tax rate reflects our liability for California state corporate income taxes that are not ‘‘passed through’’ to our shareholders. See ‘‘S Corporation Status’’ above for a discussion of our status as an S Corporation and ‘‘Pro Forma Income Tax Expense and Net Income’’ below for a discussion on what our income tax expense and net income would have been had we been taxed as a C Corporation.

Pro Forma Income Tax Expense and Net Income

Because our previous status as an S corporation, we had no U.S. federal income tax expense for the years ended December 31, 2016 and 2015. We calculate our pro forma net income by adding back our franchise S Corporation tax to net income, and using a combined C Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. Our net income for the years ended December 31, 2016 and 2015 was $52.1 million and $35.4 million, respectively. Had we been subject to U.S. federal income tax during these periods, on a pro forma basis, our provision for combined federal and state income tax would have been $22.7 million and $15.4 million, respectively, for the year ended December 31, 2016 and December 31, 2015. As a result of the foregoing factors, our pro forma net income (after U.S. federal and California state income tax) for the year ended December 31, 2016 and December 31, 2015 would have been $31.3 million and $21.3 million, respectively.

Discussion and Analysis of Financial Condition

Total assets as of December 31, 2017 were $5.7 billion compared to $5.1 billion at December 31, 2016, an increase of $640.8 million or 12.7%. The increase was primarily driven by an increase in gross loans held for investment and for sale of $566.8 million. We funded $2.1 billion of loans during the year ended December 31, 2017, which was reduced primarily by normal loan amortization, loan payoffs and our multifamily loan securitization. Our loan growth was funded primarily through deposits, which increased by $617.3 million, or 18.5%, to $4.0 billion as of December 31, 2017 from $3.3 billion as of December 31, 2016.

Total assets increased by $701.8 million, or 16.1%, to $5.1 billion at December 31, 2016 from $4.4 billion at December 31, 2015. The increase was primarily driven by an increase in loans held for investment and for sale of $601.1 million and the increase in our investments available-for-sale of $81.5 million. We funded $2.1 billion of loans during the year ended December 31, 2016, which was reduced by loan amortization, payoffs and sales. Our loan growth was funded primarily through FHLB advances, which increased by $443.6 million, or 66.4%, to $1.1 billion as of December 31, 2016 from $668.3 million as of December 31, 2015. Customer deposits provided the secondary source of funding for the increase in loans during this period. At December 31, 2016, deposits increased $212.7 million, or 6.8%, to $3.3 billion from $3.1 billion at December 31, 2015.

Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of December 31, 2017, 2016 and 2015, our total loans held for investment and for sale amounted to $5.0 billion, $4.5 billion and $3.9 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Real estate loans held-for-investment
Multifamily residential	$2,887,438	57.7%	$2,600,262	58.6%	$2,295,697	59.8%	$2,132,367	61.8%	$2,255,068	66.8%
Single family residential	1,957,546	39.2%	1,711,818	38.6%	1,449,993	37.8%	1,210,146	35.1%	963,336	28.5%
Other:
Commercial	112,492	2.3%	59,611	1.3%	55,217	1.4%	102,701	3.0%	156,643	4.6%
Construction and land	41,165	0.8%	29,465	0.7%	21,421	0.6%	46	—%	—	—%
Non-mortgage	50	—%	50	—%	—	—%	—	—%	—	—%
Total loans held-for-investment	$4,998,691	100.0%	$4,401,206	99.2%	$3,822,328	99.5%	$3,445,260	99.9%	$3,375,047	100.0%

Real estate loans held-for-sale
Single family residential	—	—%	34,330	0.8%	17,952	0.5%	4,858	0.1%	—	—%
Total loans held-for-sale	$—	—%	$34,330	0.8%	$17,952	0.5%	$4,858	0.1%	$—	—%
Total loans before deferred items and fair value adjustments	$4,998,691	100.0%	$4,435,536	100.0%	$3,840,280	100.0%	$3,450,118	100.0%	$3,375,047	100.0%
Unamortized Deferred Loan Costs	42,856		39,240		33,442		27,234		22,364
Fair Value Adjustment - (Loss) Gain	—		(36)		(133)		50		—
Total loans	$5,041,547		$4,474,740		$3,873,589		$3,477,402		$3,397,411
Over the past few years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly. Our primary focus remains multifamily real estate lending, which constitutes almost 58% of our portfolio at December 31, 2017. Single family residential lending, which we entered in 2006, is our secondary lending emphasis and represents over 39% of our portfolio at December 31, 2017.

We recognize that these two loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 446.0%, 520.0%, and 499.4% as of December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Our non-construction single family loans as a percentage of risk-based capital were 302.4%, 349.2%, and 319.3% as of the same ending periods. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At December 31, 2017, 62%, 26% and 12% of our real estate loans were collateralized by properties in southern California counties, northern California counties and in Washington, respectively. At December 31, 2016, our collateral footprint was similar at 61%, 25% and 14% for southern California counties, northern California counties and in Washington, respectively.

We believe that our past success is attributable to focusing on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual evaluations of income property loans and semi-annual stress testing. We expect to continue growing our loan portfolio. We have placed more recent focus on originating non-residential commercial real estate loans in our core markets and we anticipate geographic expansion of our single family and multifamily products into strategically selected West Coast markets; however, do not expect our product or geographic concentrations to materially change.

We have a small portfolio of construction loans with commitments (funded and unfunded) totaling $53.1 million, $52.0 million and $35.9 million at December 31, 2017, 2016 and 2015, respectively. These loans consist primarily of single family, owner-occupied construction loans that were accommodated as part of our retail mortgage banking operations. We do not expect to continue to offer this product due to competitive pricing in the market that we believe is not appropriately risk adjusted. As a result of the recent northern California fires impacting our local community, we are evaluating the opportunity of providing construction financing to help rebuild single family properties in Sonoma County and other surrounding counties.

The following table presents the activity in our loan portfolio for the periods shown:

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
(Dollars In thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Loan Inflows:
Loans originated:
Multifamily residential	$1,302,896	$1,050,006	$815,250	$282,616	$671,923
Single family residential	726,485	782,585	641,632	512,600	420,657
Commercial real estate	63,893	32,021	5,760	—	548
Construction and land	29,010	41,091	35,884	1,000	—
Non-mortgage	—	50	—	—	—
Mortgage banking originations	18,041	167,814	133,125	77,307	34,095
Purchases	—	—	—	—	3,796
Total loans originated	$2,140,325	$2,073,567	$1,631,651	$873,523	$1,131,019

Loan Outflows:
Portfolio loan sales	$(652,705)	$(315,918)	$(98,692)	$(24,824)	$(99,751)
Mortgage banking loan sales	(25,187)	(176,678)	(120,004)	(72,439)	(65,995)
Loan principal reductions and payoffs	(909,387)	(977,339)	(1,009,407)	(695,342)	(888,541)
Other (1)	10,109	(8,376)	(13,386)	(5,847)	(30,239)
Total loan outflows	$(1,577,170)	$(1,478,311)	$(1,241,489)	$(798,452)	$(1,084,526)

Net increase in total loan portfolio	$563,155	$595,256	$390,162	$75,071	$46,493

(1) Other changes in loan balances include foreclosures, charge-offs, negative amortization and the net change in disbursements on unfunded commitments

Total loan origination volume has increased significantly over the past few years as we have made investments in both experienced lending staff as well as front-end loan origination systems allowing us to be more competitive in our markets. Portfolio loan sales in 2013 and 2014 were utilized to reduce criticized, nonperforming and restructured loan balances whereas portfolio loan sales in 2015 and 2016 were primarily targeted to reducing loan concentrations. In September 2017 we closed a multifamily securitization transaction. The primary purpose of this transaction was to enable us to redeploy capital and funding to support higher-yielding assets while also reducing our reliance on wholesale funding, improving liquidity measures and reducing our concentration of multifamily loans.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At December 31, 2017, our multifamily real estate portfolio had an average loan balance of $1.5 million, an average unit count of 15.4 units, a weighted average loan to value of 56.6% and a weighted average debt service coverage ratio of 1.54, as compared to an average loan balance of $1.3 million and $1.2 million, an average unit count of 15.2 and 14.5 units, a weighted average loan to value of 55.9% and 56.7% and a weighted average debt service coverage ratio of 1.61 and 1.62 at December 31, 2016 and 2015, respectively.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide refinancings. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At December 31, 2017, our single family residential real estate portfolio had an average loan balance of $865 thousand, a weighted average loan to value of 65.1% and a weighted average credit score at origination/refreshed of 748. Our single family residential real estate portfolio had an average loan balance of $829 thousand and $800 thousand, a weighted average loan to value of 64.8% and 65.2% and a weighted average credit score at origination/refreshed of 752 and 748 at December 31, 2016 and December 31, 2015, respectively.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on non-residential commercial real estate. Our commercial real estate loans are generally used to finance the purchase of established multi-tenant industrial, office and retail sites. At December 31, 2017, our commercial real estate portfolio had an average loan balance of $1.8 million, a weighted average loan to value of 59.0% and a weighted average debt service coverage ratio of 1.52, as compared to an average loan balance of $1.0 million and $690 thousand, a weighted average loan to value of 54.5% and 52.0% and a weighted average debt service coverage ratio of 1.73 and 1.65 at December 31, 2016 and 2015, respectively. Our business plan provides for increased emphasis on this product through marketing and cross-selling efforts.

Other. Other categories of loans included in our portfolio include construction loans and one non-mortgage loan. Construction loans consist primarily of single family owner-occupied construction projects. These loans were originated through our discontinued retail mortgage banking operations. The one non-mortgage loan in our portfolio was provided in support of community investment efforts.

The following table sets forth the contractual maturities and sensitivity to interest rate changes of our loan portfolio as of December 31, 2017 and December 31, 2016:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
As of December 31, 2017
Loans
Real estate mortgage loans:
Multifamily residential	$1,783	$883	$2,884,772	$2,887,438
Single family residential	11	893	1,956,642	1,957,546
Commercial real estate	9,287	541	102,664	112,492
Construction and land	3,837	—	37,328	41,165
Non-mortgage	—	—	50	50
Total loans	$14,918	$2,317	$4,981,456	$4,998,691

Fixed interest rates	$—	$548	$43,981	$44,529
Floating or adjustable rates	15,203	1,769	4,937,190	4,954,162
Total loans	$15,203	$2,317	$4,981,171	$4,998,691
Our fixed interest rate loans are primary secured by single family residential properties in conjunction with our efforts to provide affordable housing to low-to-moderate income individuals. Our floating/adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of 3 to 10 years and then convert to quarterly or semi-annual adjustments thereafter.

Asset Quality

Our primary objective is to maintain a high level of asset quality in our loan portfolio. We believe our underwriting practices and policies, established by experienced professionals, appropriately govern the risk profile for our loan portfolio. These policies are continually evaluated and updated as necessary. All loans are assessed and assigned a risk classification at origination based on underlying characteristics of the transaction such as collateral cash flow, collateral coverage and borrower strength. We believe that we have a comprehensive methodology to proactively monitor our credit quality after the origination process. Particular emphasis is placed on our commercial portfolio where risk assessments are reevaluated as a result of reviewing commercial property operating statements and borrower financials on at least an annual basis. Single family residential loans are subject to an annual credit score refresh. On an ongoing basis, we also monitor payment performance, delinquencies, and tax and property insurance compliance. We believe our practices facilitate the early detection and remediation of problems within our loan portfolio. Assigned risk classifications are an integral part of management assessing the adequacy of our allowance for loan losses. We periodically employ the use of an outside independent consulting firm to evaluate our underwriting and risk assessment process. Like other financial institutions, we are subject to the risk that our loan portfolio will be exposed to increasing pressures from deteriorating borrower credit due to general economic conditions.

Nonperforming assets. Our nonperforming assets consist of nonperforming loans and foreclosed real estate, if any. It is our policy to place a loan on non-accrual status in the event that the borrower is 90 days or more delinquent, unless the loan is well secured and in the process of collection, or earlier if the timely collection of contractual payments appears doubtful. Cash payments subsequently received on non-accrual loans are recognized as income only where the future collection of the remaining principal is considered by management to be probable. Loans are restored to accrual status only when the loan is less than 90 days delinquent and not in foreclosure, and the borrower has demonstrated the ability to make future payments of principal and interest.

Troubled debt restructures. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings, or TDRs. Concessions could include reductions of interest rates, extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, reduction of accrued interest, principal forgiveness, forbearance, or other material modifications. The assessment of whether a borrower is experiencing or will likely experience financial difficulty and whether a concession has been granted is highly subjective in nature, and management’s judgment is required when determining whether a modification is classified as a TDR.

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

		December 31,
(Dollars in thousands)		2017	2016	2015	2014	2013
Non-accrual loans
Multifamily residential portfolio		$2,246	$1,048	$1,148	$2,482	$9,163
Single family residential portfolio		4,135	409	1,318	6,359	7,931
Commercial real estate		656	1,184	3,935	977	4,914
Construction and land		—	—	—	—	—
Non-mortgage		—	—	—	—	—
Total non-accrual loans	—	$7,037	$2,641	$6,401	$9,818	$22,008

Loans past due 90 days or more and still accruing
Multifamily residential portfolio		$—	$—	$—	$—	$—
Single family residential portfolio		—	—	—	—	—
Commercial real estate		—	—	—	—	—
Construction and land		—	—	—	—	—
Non-mortgage		—	—	—	—	—
Total loans past due 90 days or more and still accruing		$—	$—	$—	$—	$—
Total nonperforming loans		$7,037	$2,641	$6,401	$9,818	$22,008
Real estate owned		—	—	—	—	—
Total nonperforming assets		$7,037	$2,641	$6,401	$9,818	$22,008
Troubled debt restructurings (performing - not included above)		$4,857	$6,352	$10,178	$15,111	$24,244
Allowance for loan losses to period end nonperforming loans		430.75%	1260.81%	710.97%	534.81%	250.90%
Nonperforming loans to period end loans		0.14%	0.06%	0.17%	0.28%	0.65%
Nonperforming assets to total assets		0.12%	0.05%	0.15%	0.25%	0.60%
Nonperforming loans plus performing TDRs to total loans		0.24%	0.20%	0.43%	0.72%	1.37%

When assessing whether a loan should be placed on non-accrual status because contractual payment appears doubtful, consideration is given to the information we collect on an annual basis from commercial real estate borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.

For the years ended December 31, 2017, 2016 and 2015, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $202 thousand, $303 thousand and $557 thousand, respectively, of interest income related to performing TDR loans.

Potential Problem Loans. We utilize a risk grading system for our loans to aid us in evaluating the overall credit quality of our real estate loan portfolio and assessing the adequacy of our allowance for loan losses. All loans are categorized into a risk category at the time of origination. Commercial credits are reevaluated at least annually for proper classification in conjunction with our review of property and borrower financial information while all loans are re-evaluated for proper risk grading as new information such as payment patterns, collateral condition and other relevant information comes to our attention. We use the following industry accepted definitions for risk ratings.

•
Pass: Assets are performing according to contract and have no existing or known weaknesses deserving of management’s close attention. The basic underwriting criteria used to approve the loan is still valid and all payments have essentially been made as planned.

•
Watch: Assets are expected to have an event occurring in the next 90 to 120 days that will lead to a change in risk rating with the change being either favorable or unfavorable. These assets require heightened monitoring of the event by management.

•
Special mention: Assets have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in our credit position at some future date. Special mention assets are not adversely classified and do not expose us to sufficient risk to warrant adverse classification.

•
Substandard: Assets have inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged. These assets have well-defined weaknesses: the primary source of repayment is gone or severely impaired (i.e., bankruptcy or loss of employment) and/or there has been a deterioration in collateral value. In addition, there is the distinct possibility that we will sustain some loss, either directly or indirectly (i.e., the cost of monitoring), if the deficiencies are not corrected. Deterioration in collateral value alone does not mandate that an asset be adversely classified if such factor does not indicate that the primary source of repayment is in jeopardy.

•
Doubtful: Asset has the weaknesses of those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable based on current facts, conditions and values.

•
Loss: Asset is considered uncollectible and of such little value that its continuance as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off a basically worthless asset (or portion thereof) even though partial recovery may be achieved in the future.

The banking industry defines loans graded Special Mention or higher risk as ‘‘criticized’’ and loans graded Substandard or greater risk as ‘‘classified’’ loans. The following table shows our level of criticized and classified loans as of the periods indicated:

	December 31, 2017
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total Criticized	Total Classified
Multifamily residential	$6,569	$7,795	$—	$—	$14,364	$7,795
Single family residential	9,025	4,383	—	—	13,408	4,383
Commercial real estate	—	1,638	—	—	1,638	1,638
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$15,594	$13,816	$—	$—	$29,410	$13,816
Classified loans to period end loans						0.28%

	December 31, 2016
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total Criticized	Total Classified
Multifamily residential	$4,660	$11,115	$—	$—	$15,775	$11,115
Single family residential	415	5,773	—	—	6,188	5,773
Commercial real estate	—	4,320	—	—	4,320	4,320
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$5,075	$21,208	$—	$—	$26,283	$21,208
Classified loans to period end loans						0.48%

	December 31, 2015
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total Criticized	Total Classified
Multifamily residential	$32,953	$16,754	$—	$—	$49,707	$16,754
Single family residential	4,436	5,519	—	—	9,955	5,519
Commercial real estate	6,686	7,595	—	—	14,281	7,595
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$44,075	$29,868	$—	$—	$73,943	$29,868
Classified loans to period end loans						0.78%

	December 31, 2014
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total Criticized	Total Classified
Multifamily residential	$4,895	$30,025	$—	$—	$34,920	$30,025
Single family residential	810	13,305	—	—	14,115	13,305
Commercial real estate	3,647	10,223	—	—	13,870	10,223
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$9,352	$53,553	$—	$—	$62,905	$53,553
Classified loans to period end loans						1.55%

	December 31, 2013
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total Criticized	Total Classified
Multifamily residential	$23,126	$63,072	$—	$—	$86,198	$63,072
Single family residential	1,115	23,091	—	—	24,206	23,091
Commercial real estate	4,533	17,321	—	—	21,854	17,321
Construction and land	—	1,686	—	—	1,686	1,686
Non-mortgage	—	—	—	—	—	—
Total	$28,774	$105,170	$—	$—	$133,944	$105,170
Classified loans to period end loans						3.12%

Potential problem loans represent loans that are currently performing but as to which there is information known to us about possible credit problems that may result in disclosure of such loans as nonperforming at some time in the future. We define ‘‘potential problem loans’’ as loans with a risk rating of ‘‘Substandard’’, ‘‘Doubtful’’ or ‘‘Loss’’ that are not included in the amounts of non-accrual or restructured loans presented above. As we cannot predict all circumstances that may cause our borrowers to default, there can be no assurance that these loans will not be placed on non-accrual status or become restructured. At December 31, 2017, we have identified $6.8 million of loans classified as ‘‘Substandard’’ and currently performing, and no loans classified as ‘‘Doubtful’’ or ‘‘Loss.’’

Allowance for loan losses. Our allowance for loan losses is maintained at a level management believes is adequate to account for probable incurred credit losses in the loan portfolio incurred as of the reporting date. We determine the allowance based on a quarterly evaluation of risk. That evaluation gives consideration to the nature of the loan portfolio, historical loss experience, known and inherent risks in the portfolio, the estimated value of any underlying collateral, adverse situations that may affect a borrower’s ability to repay, current economic and environmental conditions and risk assessments assigned to each loan as a result of our ongoing reviews of the loan portfolio. This process involves a considerable degree of judgment and subjectivity.

Our allowance is established through charges to the provision for loan losses. Loans, or portion of loans, deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to our allowance for loan and lease losses. The allowance is decreased by the reversal of prior provisions when the total allowance balance is deemed excessive for the risks inherent in the portfolio. The allowance for loan losses balance is neither indicative of the specific amounts of future charge-offs that may occur, nor is it an indicator of any future loss trends. While the entire allowance is available to absorb losses from any and all loans, the following tables represent management’s allocation of our allowance for loan losses by loan category, and the percentage of loans in each category, for the periods indicated:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Multifamily residential	$18,588	$18,478	$29,683	$32,822	$34,080
Single family residential	9,019	11,534	13,236	14,258	14,114
Commercial real estate	1,734	1,823	2,320	5,398	5,960
Construction and land	936	1,428	245	2	1,030
Non-mortgage	10	10	—	—	—
Individually allocated for impairment	25	25	25	28	33
Total allowance for loan losses	$30,312	$33,298	$45,509	$52,508	$55,217

	December 31,
	2017	2016	2015	2014	2013
Multifamily residential	61.33%	55.49%	65.23%	62.52%	61.72%
Single family residential	29.75%	34.64%	29.08%	27.15%	25.56%
Commercial real estate	5.72%	5.47%	5.10%	10.28%	10.79%
Construction and land	3.09%	4.29%	0.54%	—%	1.87%
Non-mortgage	0.03%	0.03%	—%	—%	—%
Individually allocated for impairment	0.08%	0.08%	0.05%	0.05%	0.06%
Total allowance for loan losses	100.00%	100.00%	100.00%	100.00%	100.00%

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Loans held-for-investment	$4,998,691	$4,401,206	$3,822,328	$3,445,260	$3,375,047
Allowance for loan losses at beginning of period	$33,298	$45,509	$52,508	$55,217	$55,842
Charge-offs:
Multifamily residential	—	—	—	(1,870)	(4,382)
Single family residential	(5)	—	(1)	(1,360)	(4,440)
Commercial real estate	—	(90)	(150)	(605)	(5,926)
Construction and land	—	—	—	—	(1,995)
Non-mortgage	—	—	—	—	—
Total charge-offs	(5)	(90)	(151)	(3,835)	(16,743)
Recoveries:
Multifamily residential	—	—	—	125	3,119
Single family residential	12	12	23	48	2,639
Commercial real estate	—	—	150	832	1,281
Construction and land	379	570	120	121	1,579
Non-mortgage	—	—	—	—	—
Total recoveries	391	582	293	1,126	8,618
Net recoveries/(charge-offs)	386	492	142	(2,709)	(8,125)
Provision for (reversal of) loan losses	(3,372)	(12,703)	(7,141)	—	7,500
Allowance for loan losses at period end	$30,312	$33,298	$45,509	$52,508	$55,217
Allowance for loan losses to period end loans held-for-investment	0.61%	0.76%	1.19%	1.52%	1.64%
Net recoveries/(charge-offs) to average loans	0.01%	0.01%	—%	(0.08)%	(0.24)%

Investment Portfolio

Our total securities held-for-investment and available-for-sale amounted to $510.2 million at December 31, 2017, $466.7 million at December 31, 2016 and $387.0 million at December 31, 2015. Our investment portfolio is generally comprised of government agency securities which are high-quality liquid investments under Basel III. The portfolio is primarily maintained to serve as a contingent, on-balance sheet source of liquidity and as such, is kept unencumbered. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk which is reflective in the yields obtained on those securities. Most of our securities are classified as available-for-sale, although we occasionally purchase long-term fixed rate mortgage backed securities or municipal securities for community reinvestment purposes and classify those as held-to-maturity.

The following table presents the book value of our investment portfolio as of the dates indicated:

(Dollars in thousands)	December 31, 2017		December 31, 2016		December 31, 2015
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
Available-for-sale:
(At fair value)
Government Sponsored Entities:
Residential mortgage-backed securities	$312,919	61.33%	$242,550	51.96%	$199,871	51.65%
Residential collateralized mortgage obligations	47,168	9.24%	58,227	12.48%	72,371	18.70%
Agency bonds	117,222	22.98%	134,321	28.78%	79,628	20.58%
SBA securities	13,302	2.61%	16,334	3.50%	17,961	4.64%
CRA Qualified Investment Fund (CRAIX)	11,693	2.29%	6,745	1.45%	6,854	1.77%
U.S. Treasury 10 year note	984	0.19%	985	0.21%	984	0.25%
Total available-for-sale	$503,288	98.64%	$459,162	98.38%	$377,669	97.59%

Held-to-maturity:
(At amortized cost)
Government Sponsored Entities:
Residential mortgage-backed securities	6,636	1.30%	7,259	1.56%	9,013	2.33%
Other investments	285	0.06%	302	0.06%	318	0.08%
Total investment securities	$510,209	100.00%	$466,723	100.00%	$387,000	100.00%

The following table presents the book value of our investment portfolio by their stated maturities, as well as the weighted average yields for each maturity range at December 31, 2017:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
(Dollars in thousands)	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield
As of December 31, 2017
Available-for-sale:
Government Sponsored Entities:
Residential mortgage-backed securities	$9	2.59%	$55	2.30%	$93	2.66%	$312,762	2.54%	$312,919	2.54%
Residential collateralized mortgage obligations	—	—%	1,959	1.78%	1,326	1.83%	43,883	1.98%	47,168	1.97%
Agency bonds	—	—%	114,192	1.58%	—	—%	3,030	1.96%	117,222	1.59%
SBA securities	—	—%	—	—%	—	—%	13,302	1.61%	13,302	1.61%
CRA Qualified Investment Fund (CRAIX)	—	—%	—	—%	—	—%	11,693	2.12%	11,693	2.12%
U.S. Treasury 10 year note	—	—%	984	1.75%	—	—%	—	—%	984	1.75%

Held-to-maturity:
Government Sponsored Entities:
Residential mortgage-backed securities	—	—%	—	—%	—	—%	6,636	3.59%	6,636	3.59%
Other investments	—	—%	—	—%	—	—%	285	4.36%	285	4.36%

Total	$9	2.59%	$117,190	1.58%	$1,419	1.88%	$391,591	2.44%	$510,209	2.24%
(1) Yields are not calculated on a tax equivalent basis.

The following table presents the fair value of our securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2017
Available-for-sale:
(At fair value)
Government Sponsored Entities:
Residential mortgage-backed securities	$316,134	$112	$(3,327)	$312,919
Residential collateralized mortgage obligations	46,920	249	(1)	47,168
Agency bonds	120,405	30	(3,213)	117,222
SBA securities	13,427	—	(125)	13,302
CRA Qualified Investment Fund (CRAIX)	12,000	—	(307)	11,693
U.S. Treasury 10 year note	1,010	—	(26)	984
Total available-for-sale	$509,896	$391	$(6,999)	$503,288

Held-to-maturity:
(At amortized cost)
Government Sponsored Entities:
Residential mortgage-backed securities	6,636	73	(69)	6,640
Other investments	285	—	—	285
Total investment securities	$516,817	$464	$(7,068)	$510,213

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2016
Available-for-sale:
(At fair value)
Government Sponsored Entities:
Residential mortgage-backed securities	$243,549	$550	$(1,549)	$242,550
Residential collateralized mortgage obligations	58,217	134	(124)	58,227
Agency bonds	137,405	2	(3,086)	134,321
SBA securities	16,511	—	(177)	16,334
CRA Qualified Investment Fund (CRAIX)	7,000	—	(255)	6,745
U.S. Treasury 10 year note	1,013	—	(28)	985
Total available-for-sale	$463,695	$686	$(5,219)	$459,162

Held-to-maturity:
(At amortized cost)
Government Sponsored Entities:
Residential mortgage-backed securities	7,259	90	(80)	7,269
Other investments	302	—	—	302
Total investment securities	$471,256	$776	$(5,299)	$466,733

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2015
Available-for-sale:
(At fair value)
Government Sponsored Entities:
Residential mortgage-backed securities	$201,751	$34	$(1,914)	$199,871
Residential collateralized mortgage obligations	71,984	388	(1)	72,371
Agency bonds	80,000	12	(384)	79,628
SBA securities	18,158	—	(197)	17,961
CRA Qualified Investment Fund (CRAIX)	7,000	—	(146)	6,854
U.S. Treasury 10 year note	1,015	—	(31)	984
Total available-for-sale	$379,908	$434	$(2,673)	$377,669

Held-to-maturity:
(At amortized cost)
Government Sponsored Entities:
Residential mortgage-backed securities	9,013	137	(72)	9,078
Other investments	318	—	—	318
Total investment securities	$389,239	$571	$(2,745)	$387,065
The unrealized losses on securities are attributed to interest rate changes rather than the marketability of the securities or the issuer’s ability to honor redemption of the obligations, as the securities with losses are all obligations of or guaranteed by agencies sponsored by the U.S. government. We have adequate liquidity with the ability and intent to hold these securities to maturity resulting in full recovery of the indicated impairment. Accordingly, none of the unrealized losses on these securities have been determined to be other than temporary.

At December 31, 2017, there was no issuer, other than U.S. government agencies where the aggregate book value or market value of such issuer’s securities held by the Company exceed 10% of our stockholders’ equity.

Liabilities

Total liabilities as of December 31, 2017 were $5.2 billion compared to $4.7 billion at December 31, 2016, an increase of $495.4 million, or 10.6%. The increase was chiefly driven by an increase in total deposits of $617.3 million, partially offset by a $122.6 million decrease in FHLB advances. Total liabilities increased by $668.7 million, or 16.8%, to $4.7 billion at December 31, 2016 from $4.0 billion at December 31, 2015. The increase was ascribed to a $443.6 million increase in FHLB advances and a $212.7 million increase in total deposits. The growth in deposits and FHLB advances period over period was instrumental in supporting our continued growth in real estate loans.

Deposits

Representing 76.7% of our total liabilities as of December 31, 2017, deposits are our primary source of funding for our business operations. We believe we will maintain and grow our deposit customer base in a rising rate environment without the need to match increases in the federal funds target rate point for point, or to compete solely on the basis of rate, and without materially increasing our cost of funds in the near term. This belief is based on our steady funding costs over the past three years coupled with our strong customer relationships, evidenced in part by increased deposits over the same period of time, as well as our reputation as a safe, sound, secure, well-capitalized institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with new emphasis placed on specialty, business and online affiliations, and transactional deposits. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits from deposit brokers.

Total deposits increased by $617.3 million, or 18.5%, to $4.0 billion at December 31, 2017 from $3.3 billion as of

December 31, 2016. At December 31, 2016, deposits totaled $3.3 billion, a $212.7 million, or 6.8%, increase from our deposit balances of $3.1 billion at December 31, 2015. Deposit increases were attributed to both organic retail deposit growth from our existing nine branches coupled with growth in wholesale deposits. Given our consistently high retention rate at renewal, we consider all our retail deposits, including time deposits, to be core deposits. We expect to continue to maintain approximately half of our deposits balance in time deposits.

Our loan to deposit ratio at was 127.59% at December 31, 2017. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to a large proportion of our assets being comprised of real estate loans which generally provide a better yield than the high-quality liquid investments that we typically hold for contingent liquidity purposes. Our loan to deposit ratio was 134.22% and 124.10% at December 31, 2016 and December 31, 2015, respectively. We intend to continue to operate our business with a loan to deposit ratio similar to these levels.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	December 31, 2017			December 31, 2016			December 31, 2015
	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Transaction accounts (1)	$218,683	0.71%	5.9%	$130,573	0.38%	4.1%	$105,744	0.08%	3.4%
Money market demand accounts	1,495,794	0.81%	40.6%	1,440,129	0.73%	45.0%	980,467	0.68%	31.8%
Time deposits	1,972,747	1.28%	53.5%	1,629,479	1.27%	50.9%	1,994,662	1.12%	64.7%
	$3,687,224	1.05%	100.0%	$3,200,181	0.99%	100.0%	$3,080,873	0.95%	100.0%
(1) Transaction accounts include both interest bearing and non-interest bearing deposits.

The following table sets forth the maturity of time deposits as of December 31, 2017:

As of December 31, 2017	Under $100,000	$100,000 and greater
(in thousands except for column headings and percentages)
Remaining maturity:
Three months or less	$75,179	$583,822
Over three through six months	35,697	325,477
Over six through twelve months	109,649	626,341
Over twelve months	88,764	397,753
Total	$309,289	$1,933,393
Percent of total deposits	7.83%	48.93%

The Company had certificates of deposit that meet or exceed the FDIC Insurance limit of $250 thousand of $1.1 billion at December 31, 2017. At the same date, the Company had $278.4 million of brokered deposits.

FHLB Advances and Other Borrowings

In addition to deposits, we utilize short and long-term collateralized FHLB borrowings to fund our loan growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances at December 31, 2017 were $989.3 million compared to $1.1 billion at December 31, 2016, a decrease of $122.6 million, or 11.0%. We repaid $634.4 million in short term FHLB advances in late September 2017 with the net proceeds of our multifamily securitization transaction. Total FHLB advances increased by $443.6 million, or 66.4%, to $1.1 billion at December 31, 2016 from $668.3 million at December 31, 2015. The increase in FHLB advances was a result of borrowing to support our strong loan growth.

Historically, we have utilized other instruments such as trust preferred securities and senior debt at the bank holding company level as a source of capital for our Bank to support asset growth. We have established two trusts, or Trusts, of which we own all the common securities, that have issued trust preferred securities, or Trust Securities, to investors in private placement transactions. The proceeds of the securities qualify as Tier 1 capital under the final Dodd Frank regulations for community banks with total assets less than $15 billion. In accordance with GAAP, the Trusts are not consolidated in our balance sheet but rather the common securities are included in our other assets and the junior subordinated debentures, or Notes, issued to the Trusts are shown as a liability. The following table is a summary of our outstanding Trust Securities and related Notes as of December 31, 2017:

Issuer	Issuance Date	Amount of Trust Securities	Amount of Notes	Redemption Date	Maturity Date
Luther Burbank Statutory Trust I	March 2006	$40,000	$41,238	June 15, 2011	June 15, 2036
Quarterly adjustments - three month Libor plus 1.38%
(2.968% at December 31, 2017)
Luther Burbank Statutory Trust II	March 2007	$20,000	$20,619	June 15, 2012	June 15, 2037
Quarterly adjustments - three month Libor plus 1.62%
(3.208% at December 31, 2017)

We have the right to defer payment of interest on the Notes at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the relevant Note. During any such extension period, distributions on the Trust Securities will also be deferred, and our ability to pay dividends on our common stock will be restricted.

We have entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Securities; (ii) the redemption price with respect to any Trust Securities called for redemption by the Trusts; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trusts. The Trust Securities are mandatorily redeemable upon maturity of the Notes, or upon earlier redemption as provided in the indenture. We have the right to redeem the Notes purchased by the Trusts, in whole or in part, on or after the redemption date. As specified in the indenture, if the Notes are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

In 2014, we issued senior debt totaling $95.0 million to qualified institutional investors. These senior notes are unsecured, carry a fixed interest coupon of 6.5%, pay interest only on a quarterly basis and mature on September 30, 2024. The senior debt is redeemable at any time prior to August 31, 2024, at a redemption price equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the calculated rate for a U. S. Treasury security having a comparable remaining maturity plus 30 basis points, plus in each case accrued and unpaid interest. On or after September 1, 2024, the senior debt may be redeemed at 100% of the principal amount plus accrued and unpaid interest.

The following table presents information regarding our FHLB advances and other borrowings as of and for the periods indicated:

As of and for the years ended December 31, 2017, 2016 and 2015	Year End	Year End	Year End
(Dollars in thousands)	2017	2016	2015

FHLB advances
Average amount outstanding during the period	$1,160,555	$879,237	$398,193
Maximum amount outstanding at any month-end during the period	$1,479,969	$1,111,886	$668,311
Balance outstanding at end of period	989,260	1,111,886	668,311
Weighted average maturity (in years)	1.2	1.4	2.1
Weighted average interest rate at end of period	1.67%	1.11%	1.08%
Weighted average interest rate during the period	1.43%	1.16%	1.53%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857	$61,857
Weighted average maturity (in years)	19.1	20.1	21.1
Weighted average interest rate at end of period	3.05%	2.37%	1.89%
Weighted average interest rate during the period	2.69%	2.18%	1.78%

Senior unsecured term notes
Balance outstanding at end of period	$94,161	$94,028	$93,894
Weighted average maturity (in years)	6.8	7.9	8.9
Weighted average interest rate at end of period	6.64%	6.64%	6.64%
Weighted average interest rate during the period	6.71%	6.71%	6.72%

Our level of FHLB advances can fluctuate on a daily basis depending on our funding needs and the availability of other sources of funds to satisfy those needs. Short-term advances allow us flexibility in funding particularly when planned transactions will yield an immediate large inflow of cash such as the closing of the securitization transaction in the third quarter of 2017, and the closing of the initial public offering. We intend to use the net cash proceeds from these transactions to reduce our level of short-term FHLB advances until we can redeploy such funds into higher yielding assets such as loans and investments.

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of the dates indicated.

	As of and for the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Outstanding at period end	$411,600	$634,200	$290,600
Average amount outstanding	593,054	420,838	80,469
Maximum amount outstanding at any month end	952,800	634,200	290,600
Weighted average interest rate:
During period	0.99%	0.48%	0.24%
End of period	1.47%	0.64%	0.35%

Stockholders’ Equity

Stockholders’ equity totaled $549.7 million, $404.4 million and $371.3 million at December 31, 2017, 2016 and 2015, respectively. The increase in stockholders’ equity during 2017 is primarily a result of the Company’s recent IPO. In connection with our IPO, the company sold and issued 13,972,500 shares of common stock at a price of $10.75 per share resulting in proceeds received by the Company, net of offering costs, of $138.3 million. Other significant drivers of 2017 net growth in stockholders’ equity were net earnings of $69.4 million offset by dividends declared and paid of $67.8 million. Current year dividends included a special $40.0 million distribution related to the IPO made to existing shareholders prior to the IPO representing a significant portion of S Corporation earnings that have been, or will be, taxed to those shareholders, but not distributed to them. The growth in stockholders’ equity during 2016 and 2015 was attributable to net earnings retention offset by dividends declared and changes in accumulated other comprehensive income.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business including commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. In conjunction with mortgage banking activities, we enter into forward sales contracts to hedge interest rate risk involved with interest rate lock commitments on loans. Given our exit from mortgage banking activities, the volume of both forward sales and written option contracts have decreased from prior periods. The following is a summary of our off-balance commitments outstanding as of the dates presented.

	December 31,
(Dollars in thousands)	2017	2016	2015
Commitments to fund loans held-for-investment	$65,767	$73,609	$113,764
Forward sales contracts	—	15,178	37,490
Written option contacts	—	18,013	25,306

We guarantee the distributions and payments for redemption or liquidation of the Trust Securities issued by the Trusts to the extent of funds held by the Trusts. Although this guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on our consolidated balance sheets as junior subordinated debentures held by the Trusts. The junior subordinated debentures currently qualify as Tier 1 capital under the Federal Reserve capital adequacy guidelines. With the exception of our obligations in connection with its Trust Securities and the items detailed above, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

In connection with our Freddie Mac multifamily loan securitization in 2017, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed10% of the unpaid principal amount at settlement, or approximately $62.6 million. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $1.7 million as of December 31, 2017, which is included in other liabilities and accrued expenses on the consolidated balance sheets. Please refer to "Factors Affecting Comparability of Financial Results - Multifamily Securitization Transaction" on page 43 for additional information regarding the securitization.

Contractual Obligations

The following table presents, as of December 31, 2017, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Note 20, ‘‘Commitments and Contingencies,’’ in the notes to our consolidated financial statements.

		Payments Due by Period
As of December 31, 2017		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$2,242,682	$1,705,020	$501,072	$36,590	$—
FHLB advances (1)	989,260	462,100	425,000	100,600	1,560
Senior debt (1)	95,000	—	—	—	95,000
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases (net of sublease income)	18,097	4,480	7,128	4,735	1,754
Significant contract (2)	4,703	1,284	2,918	501	—
S Corporation Termination and Tax Sharing Agreement (3)	5,200	5,200	—	—	—
Total	$3,416,799	$2,178,084	$936,118	$142,426	$160,171
(1) Amounts exclude interest
(2) We have one significant, long-term contract for core processing services which expires May 9, 2021. Actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using our December 31, 2017 year to date average monthly expense extrapolated over the remaining life of the contract.

(3) Represents the estimated payment to be made to our S Corp. Shareholders during 2018 pursuant to our obligation under the S Corp.Termination and Tax Sharing Agreement to make additional distributions in respect of our S Corporation period income.

On March 2, 2018, the Company executed an operating lease for a commercial property located in Bellevue, Washington with the intent to operate a full-service branch at that location. The lease has a five-year term with a total lease commitment of $1.3 million over such period.

We believe that will we be able to meet our contractual obligations as they come due. Adequate cash levels are expected through profitability, repayments from loans and securities, deposit gathering activity, access to borrowing sources and periodic loan sales.
Liquidity Management and Capital Adequacy Liquidity Management

Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also could affect the bank’s liquidity risk profile and are considered in the assessment of liquidity management.

We continually monitor our liquidity position to ensure that our assets and liabilities are managed in a manner to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Management has established a comprehensive management process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems including stress tests that are commensurate with the complexity of our business activities; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory, or operational impediments, that can be used to meet liquidity needs in stressful situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the Bank’s liquidity risk management process.

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third party banks, investments available-for-sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the FRB discount window, draws on established federal funds lines from unaffiliated commercial banks and the issuance of debt or equity securities. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary.

Our total deposits at December 31, 2017 and 2016 were $4.0 billion and $3.3 billion, respectively. Based on the values of loans pledged as collateral, we had $962.4 million of additional borrowing capacity with the FHLB at December 31, 2017. Based on the values of loans pledged as collateral, we had $180.3 million of borrowing capacity with the FRB at December 31, 2017. There were no outstanding advances with the FRB at December 31, 2017. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at December 31, 2017, none of which was advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Cash balances at correspondent banks totaled $70.8 million at December 31, 2017.

The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its senior notes and junior subordinated debentures. The Company’s main source of cash flow is dividends declared and paid to it by the Bank. There are statutory and regulatory limitations that affect the ability of our Bank to pay dividends to the Company. We believe that these limitations will not impact our ability to meet our ongoing short-term cash obligations. For contingency purposes, the Company maintains a minimum level of cash to fund one year’s projected operating cash flow needs.

Capital Adequacy

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of December 31, 2017, 2016 and 2015, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At December 31, 2017, the capital conservation buffer was 1.25%.

The vast majority of our multifamily residential loans and single family residential loans are eligible for 50% risk-weighting for purposes of calculating our regulatory capital levels. To the extent that we increase our levels of commercial real estate lending collateralized by real estate other than multifamily residential properties, which loans would generally be 100% risk weighted, we would expect that our risk-based capital ratios would decline. Our leverage ratio is not impacted by the composition of our assets. See ‘‘Supervision and Regulation’’ for additional information regarding the regulatory capital requirements applicable to us.

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

	Actual		Minimum Regulatory Requirement		Minimum Capital Adequacy with Capital Buffer		Minimum Regulatory Requirement for "Well- Capitalized" Institution under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of December 31, 2017
Tier 1 Leverage Ratio	$615,010	11.26%	$218,499	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	553,153	16.05%	155,107	4.50%	198,192	5.75%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	615,010	17.84%	206,809	6.00%	249,894	7.25%	N/A	N/A
Total Risk-Based Capital Ratio	647,421	18.78%	275,746	8.00%	318,831	9.25%	N/A	N/A
As of December 31, 2016
Tier 1 Leverage Ratio	$466,366	9.47%	$196,886	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	406,366	15.10%	121,083	4.50%	137,900	5.13%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	466,366	17.33%	161,444	6.00%	178,261	6.63%	N/A	N/A
Total Risk-Based Capital Ratio	500,010	18.58%	215,259	8.00%	232,076	8.63%	N/A	N/A
As of December 31, 2015
Tier 1 Leverage Ratio	$431,150	10.22%	$168,669	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	371,150	16.35%	102,128	4.50%	N/A	N/A	N/A	N/A
Tier 1 Risk-Based Capital Ratio	431,150	19.00%	136,171	6.00%	N/A	N/A	N/A	N/A
Total Risk-Based Capital Ratio	459,735	20.26%	181,562	8.00%	N/A	N/A	N/A	N/A

	Actual		Minimum Regulatory Requirement		Minimum Capital Adequacy with Capital Buffer		Minimum Regulatory Requirement for "Well- Capitalized" Institution under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Savings
As of December 31, 2017
Tier 1 Leverage Ratio	$685,434	12.54%	$218,585	4.00%	N/A	N/A	$273,232	5.00%
Common Equity Tier 1 Risk-Based Ratio	685,434	19.90%	154,980	4.50%	198,030	5.75%	223,859	6.50%
Tier 1 Risk-Based Capital Ratio	685,434	19.90%	206,640	6.00%	249,689	7.25%	275,519	8.00%
Total Risk-Based Capital Ratio	717,845	20.84%	275,519	8.00%	318,569	9.25%	344,399	10.00%
As of December 31, 2016
Tier 1 Leverage Ratio	$549,080	11.16%	$196,850	4.00%	N/A	N/A	$246,062	5.00%
Common Equity Tier 1 Risk-Based Ratio	549,080	20.43%	120,954	4.50%	137,753	5.13%	174,711	6.50%
Tier 1 Risk-Based Capital Ratio	549,080	20.43%	161,272	6.00%	178,071	6.63%	215,029	8.00%
Total Risk-Based Capital Ratio	582,689	21.68%	215,029	8.00%	231,828	8.63%	268,787	10.00%
As of December 31, 2015
Tier 1 Leverage Ratio	$514,018	12.20%	$168,549	4.00%	N/A	N/A	$210,687	5.00%
Common Equity Tier 1 Risk-Based Ratio	514,018	22.68%	101,993	4.50%	N/A	N/A	147,324	6.50%
Tier 1 Risk-Based Capital Ratio	514,018	22.68%	135,991	6.00%	N/A	N/A	181,321	8.00%
Total Risk-Based Capital Ratio	542,565	23.94%	181,321	8.00%	N/A	N/A	226,652	10.00%

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods or services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the exposure to unanticipated changes in net interest earnings or loss due to changes in the market value of assets and liabilities as a result of fluctuations in interest rates. As a financial institution, our primary market risk is interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).
We manage market risk though our Asset Liability Council, or ALCO, which is comprised of senior management who are responsible for ensuring that board approved strategies, policy limits, and procedures for managing interest rate risk are appropriately executed within the designated lines of authority and responsibility. The ALCO meets monthly to review, among other things, the composition of our assets and liabilities, the sensitivity of our assets and liabilities to interest rate changes, our actual and forecasted liquidity position, investment activity and our interest rate hedging transactions. The ALCO reports regularly to our board of directors. Our board reviews all policies impacting asset and liability management and establishes risk tolerance limits for business operations on at least an annual basis.
Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints. In recognition of this, we actively manage our assets and liabilities to maximize our net interest income and return on equity, while limiting our exposure to board-established risk tolerances and maintaining adequate liquidity and capital positions.
Given the nature of our loan and deposit activities, we are liability sensitive to volatility in interest rates. A liability sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate lower net interest income, as rates paid on our interest-bearing liabilities would reprice upward more quickly than rates earned on our interest-earning assets, thus compressing our net interest margin. Conversely, an asset sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate higher net interest income, as rates earned on our interest-earning assets would reprice upward more quickly than rates paid on our interest-bearing liabilities, thus expanding net interest margin.
We use two primary modeling techniques to assess our exposure to interest rates that simulate the earnings and valuation effects of variations in interest rates: Net Interest Income at Risk, or NII at Risk, and the Economic Value of Equity, or EVE. These models require that we use numerous assumptions, including asset and liability pricing and repricing, future growth, prepayment rates, non-maturity deposit sensitivity and decay rates. These assumptions are inherently uncertain and, as a result, the models cannot precisely predict the fluctuations in market interest rates or precisely measure the impact of future changes in interest rates. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.
Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of 100 to 400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve.
Instantaneous parallel interest rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk, implement hedging transactions if the metric rises above policy limits for interest rate risk, and track the movement of the bank’s interest rate risk position over a historical time frame for comparison purposes.
Our earnings are a function of collecting both a credit risk premium on our loans and an interest rate risk premium on our balance sheet position. The purpose of these premiums being to diversify our earnings position with both credit risk and interest rate risk, which tend to be negatively correlated historically for the bank. During weak economic times, such as the financial crisis of 2007-2008, our loan losses were higher than normal. However, due to the decline in short-term interest rates caused by the Federal Reserve attempting to stimulate the economy and add liquidity, our interest rate spread increased sufficiently to offset the loan losses in our loan portfolio. During strong economic times, when the Federal Reserve raises short-term interest rates to dampen economic activity, the Bank’s interest rate spread decreases. These periods are often indicative of inflation and real property value increases. As such, the decrease in net interest income is typically somewhat offset by little to no loan losses in our loan portfolio. There is no guarantee, however, that the past countercyclical nature of our loan losses and our net interest spread declines will continue in the future.
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at December 31, 2017. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
December 31, 2017
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	(30.1)	(24.2)%
+300 BP	(19.7)	(15.8)%
+200 BP	(11.9)	(9.5)%
+100 BP	(6.5)	(5.2)%
-100 BP	7.0	5.6%
The NII at Risk reported at December 31, 2017 reflects that our earnings are in a liability sensitive position in which an increase in short-term interest rates is expected to generate lower net interest income. At December 31, 2017 all NII stress tests measures were within our board established limits.
EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. The EVE results included in the table below reflect the analysis reviewed monthly by management. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve. The EVE model calculates the market value of capital by taking the present value of all asset cash flows less the present value of all liability cash flows.

Interest Rate Risk to Capital (EVE)
December 31, 2017
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	(334.9)	(56.9)%
+300 BP	(221.9)	(37.7)%
+200 BP	(129.5)	(22.0)%
+100 BP	(57.5)	(9.8)%
-100 BP	49.4	8.4%
The EVE at Risk reported at December 31, 2017 reflects that our market value of capital is in a liability sensitive position in which an increase in short-term interest rates is expected to generate lower market values of capital. At December 31, 2017 all EVE stress tests measures were within our board established limits.

Certain shortcomings are inherent in the NII and EVE analyses presented above. Both the NII and EVE simulations include assumptions regarding balances, asset prepayment speeds, deposit repricing and runoff and interest rate relationships among balances that we believe to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as nonparallel changes in the yield curve, may change our market risk exposure. Simulated results are not intended to be used as a forecast of the actual effect of changes in market interest rates on our results, but rather as a means to better plan and execute appropriate interest rate risk strategies.
Hedge Positions
In managing our market risk, our board of directors has authorized the ALCO to utilize interest rate caps and swaps to mitigate on-balance sheet interest rate risk in accordance with regulations and our internal policy. We use or expect to use interest rate caps and swaps as macro hedges against inherent rate sensitivity in our loan portfolio, other interest-earning assets and our interest-bearing liabilities. Positions for hedging purposes are undertaken as mitigation to exposure primarily from mismatches between assets and liabilities.
We currently utilize stand-alone interest rate caps and FHLB advances with embedded interest rate caps to hedge our liability sensitive interest rate risk position. The stand-alone caps are derivative instruments that have been designated as cash flow hedges of variable rate borrowings. These interest rate cap agreements are recorded at fair value with changes in fair value reflected in other comprehensive income and the fair value of these derivatives is recorded on the consolidated balance sheet in other assets and other liabilities. The interest rate caps embedded in FHLB advances do not qualify as derivative contracts. The cost of these contracts is inseparable from the cost of the advances and, as such is included in interest expense in our consolidated statement of operations.
The following table summarizes our two derivative instruments and FHLB borrowings utilized by us as interest rate risk hedge positions as of December 31, 2017:

		December 31, 2017
(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional (000’s)	Other Assets	Other Liabilities
Interest rate cap	Cash Flow Hedge	6	$50,000	$—	$—
Interest rate cap	Cash Flow Hedge	15	50,000	1	—
FHLB fixed rate advance	With embedded cap	18	75,000	—	—
FHLB fixed rate advance	With embedded cap	21	75,000	—	—
FHLB fixed rate advance	With embedded cap	22	30,000	—	—
FHLB fixed rate advance	With embedded cap	22	45,000	—	—
FHLB variable rate advance	With embedded cap	25	50,000	—	—
FHLB fixed rate advance	With embedded cap	26	50,000	—	—
FHLB fixed rate advance	With embedded cap	28	50,000	—	—
FHLB fixed rate advance	With embedded cap	38	100,000	—	—
			$575,000	$1	$—
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO and all positions over and above the minimum transfer amounts are secured by marketable securities or cash.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of
Luther Burbank Corporation and Subsidiaries
Santa Rosa, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Luther Burbank Corporation and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2011.

/s/ Crowe Horwath LLP
Sacramento, California
March 16, 2018

LUTHER BURBANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	December 31, 2017	December 31, 2016
ASSETS

Cash and cash equivalents	$75,578	$59,208
Available for sale investment securities, at fair value	503,288	459,162
Held to maturity investment securities, at amortized cost (fair value of $6,925 in 2017 and $7,571 in 2016)	6,921	7,561
Loans held for sale	—	34,974
Loans receivable, net of allowance for loan losses of $30,312 and $33,298 as of December 31, 2017 and 2016, respectively	5,011,235	4,406,468
Accrued interest receivable	14,901	12,141
Federal Home Loan Bank ("FHLB") stock, at cost	27,733	30,410
Premises and equipment, net	22,452	24,356
Goodwill	3,297	3,297
Prepaid expenses and other assets	38,975	26,008

Total assets	$5,704,380	$5,063,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,951,238	$3,333,969
Federal Home Loan Bank advances	989,260	1,111,886
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $839 and $972 at December 31, 2017 and 2016, respectively)	94,161	94,028
Accrued interest payable	1,781	1,302
Other liabilities and accrued expenses	56,338	56,168

Total liabilities	5,154,635	4,659,210

Commitments and contingencies (Note 20)

Stockholders' equity:
Common stock, no par value; 100,000,000 shares authorized; 56,422,662 and 42,000,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	458,570	2,262
Unearned Restricted Stock Award common stock	(4,283)	—
Retained earnings	102,459	407,648
Accumulated other comprehensive loss, net of taxes	(7,001)	(5,535)

Total stockholders' equity	549,745	404,375

Total liabilities and stockholders' equity	$5,704,380	$5,063,585

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Interest income:
Interest and fees on loans	$166,573	$139,385	$124,249
Interest and dividends on investment securities	7,714	4,774	3,297
Total interest income	174,287	144,159	127,546
Interest expense:
Interest on deposits	38,813	31,648	29,150
Interest on FHLB advances	16,555	10,219	6,073
Interest on junior subordinated deferrable interest debentures	1,665	1,348	1,101
Interest on senior debt	6,309	6,309	6,309
Total interest expense	63,342	49,524	42,633
Net interest income before reversal of provision for loan losses	110,945	94,635	84,913
Reversal of provision for loan losses (Note 3)	(3,372)	(12,703)	(7,141)
Net interest income after reversal of provision for loan losses	114,317	107,338	92,054
Noninterest income:
Increase in cash surrender value of life insurance	192	233	252
Net gain on sale of loans	3,277	3,884	2,947
FHLB dividends	2,473	2,848	2,750
Other income	1,516	879	975
Total noninterest income	7,458	7,844	6,924
Noninterest expense:
Compensation and related benefits	36,524	38,551	37,231
Deposit insurance premium	1,812	1,725	5,166
Professional and regulatory fees	2,034	2,577	2,817
Occupancy	5,155	5,477	5,453
Depreciation and amortization	2,903	2,873	2,290
Data processing	3,167	3,322	3,254
Marketing	935	875	1,335
Other expenses	4,014	5,842	4,793
Total noninterest expense	56,544	61,242	62,339
Income before (benefit)/ provision for income taxes	65,231	53,940	36,639
(Benefit)/ provision for income taxes	(4,153)	1,819	1,247
Net income	$69,384	$52,121	$35,392

Basic earnings per common share	$1.62	$1.24	$0.84
Diluted earnings per common share	$1.62	$1.24	$0.84
Weighted average common shares outstanding - basic	42,916,879	42,000,000	42,000,000
Weighted average common shares outstanding - diluted	42,957,936	42,000,000	42,000,000

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$69,384	$52,121	$35,392
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding loss arising during the period	(2,075)	(2,294)	(1,287)
Tax effect	235	82	44
Net of tax	(1,840)	(2,212)	(1,243)
Unrealized gain (loss) on cash flow hedge:
Unrealized holding loss arising during the period	407	(34)	(579)
Tax effect	(33)	1	21
Net of tax	374	(33)	(558)
Total other comprehensive income (loss)	(1,466)	(2,245)	(1,801)
Comprehensive income	$67,918	$49,876	$33,591

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands except per share data)

	Common Stock		Unearned Restricted Stock Award Common Stock		Accumulated Other Comprehensive (Loss) Income (Net of Taxes)
	Shares	Amount		Retained Earnings	Securities	Cash Flow Hedge	Total Stock-holders' Equity
Balance, January 1, 2015	42,000,000	$2,262	$—	$348,735	$(919)	$(570)	$349,508
Comprehensive income (loss):
Net income	—	—	—	35,392	—	—	35,392
Other comprehensive income (loss)	—	—	—	—	(1,243)	(558)	(1,801)
Cash dividends ($0.28 per share)	—	—	—	(11,800)	—	—	(11,800)
Balance, December 31, 2015	42,000,000	2,262	—	372,327	(2,162)	(1,128)	371,299
Comprehensive income (loss):
Net income	—	—	—	52,121	—	—	52,121
Other comprehensive income (loss)	—	—	—	—	(2,212)	(33)	(2,245)
Cash dividends ($0.40 per share)	—	—	—	(16,800)	—	—	(16,800)
Balance, December 31, 2016	42,000,000	2,262	—	407,648	(4,374)	(1,161)	404,375
Comprehensive income:
Net income	—	—	—	69,384	—	—	69,384
Other comprehensive income	—	—	—	—	(1,840)	374	(1,466)
Common stock issued, net of offering costs	13,972,500	138,287	—	—	—	—	138,287
Reclassification of undistributed S Corporation earnings	—	306,773	—	(306,773)	—	—	—
Conversion of phantom stock plan to restricted stock units	—	6,379	—	—	—	—	6,379
Issuance of restricted stock awards	409,835	4,405	(4,405)	—	—	—	—
Vested restricted stock units	40,327	—	—	—	—	—	—
Stock-based compensation expense	—	464	122	—	—	—	586
Cash dividends ($1.58 per share)	—	—	—	(67,800)	—	—	(67,800)
Balance, December 31, 2017	56,422,662	$458,570	$(4,283)	$102,459	$(6,214)	$(787)	$549,745

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$69,384	$52,121	$35,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,903	2,873	2,290
Reversal of provision for loan losses	(3,372)	(12,703)	(7,141)
Increase in deferred loan costs, net	(4,296)	(5,385)	(6,013)
Amortization of premiums on securities, net	2,800	2,617	333
Net gain on sale of loans	(3,277)	(3,884)	(2,947)
Originations of loans held for sale	(25,809)	(193,553)	(135,558)
Proceeds from sale of loans held for sale	33,618	177,696	124,790
Stock based compensation expense	586	—	—
Net gain on sale of real estate owned	—	—	(688)
Net increase in cash surrender value of life insurance	(192)	(233)	(252)
(Benefit)/ provision for deferred income tax	(6,584)	406	291
Effect of changes in:
Accrued interest receivable	(2,760)	(1,650)	(310)
Accrued interest payable	479	605	164
Other assets and liabilities	1,354	11,250	3,097
Net cash provided by operating activities	64,834	30,160	13,448
Cash flows from investing activities:
Proceeds from maturities or calls of available for sale investment securities	113,842	161,233	84,358
Proceeds from maturities or calls of held to maturity investment securities	626	1,724	839
Purchases of available for sale investment securities	(162,830)	(247,589)	(151,059)
Purchases of held to maturity investment securities	—	—	(3,282)
Net increase in loans receivable	(1,222,607)	(897,212)	(377,540)
Proceeds from sale of portfolio loans	655,754	320,879	—
Redemption (purchase) of FHLB stock, net	2,677	(12,031)	6,621
Purchase of premises and equipment	(1,056)	(3,015)	(8,459)
Proceeds from sale of real estate owned	—	—	1,302
Net cash used in investing activities	(613,594)	(676,011)	(447,220)
Cash flows from financing activities:
Net increase (decrease) in customer deposits	617,269	212,722	(24,527)
Proceeds from long term FHLB advances	100,000	100,000	100,000
Net change in short term FHLB advances	(222,626)	343,575	290,577
Net proceeds from issuance of common stock	138,287	—	—
Cash paid for dividends	(67,800)	(16,800)	(11,800)
Net cash provided by financing activities	565,130	639,497	354,250
Increase (decrease) in cash and cash equivalents	16,370	(6,354)	(79,522)
Cash and cash equivalents, beginning of period	59,208	65,562	145,084
Cash and cash equivalents, end of period	$75,578	$59,208	$65,562
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$62,863	$48,920	$42,469
Income taxes	$1,845	$990	$850
Non-cash investing activity:
Loans transferred to held for investment	$38,342	$—	$—
Loans transferred to held for sale	$630,103	$—	$—
Loans transferred to real estate owned	$—	$—	$615
Conversion of cash-settled to stock-settled compensation	$6,379	$—	$—

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Luther Burbank Corporation (the ‘‘Company’’), a California corporation headquartered in Santa Rosa, is the bank holding company for its wholly-owned subsidiary, Luther Burbank Savings (the "Bank"), and its wholly-owned subsidiaries, Burbank Investor Services and Luther Burbank Mortgage Corporation. Luther Burbank Mortgage Corporation is an inactive corporation which was dissolved on July 14, 2017. The Bank is a California chartered commercial bank, whose principal business is to attract deposits from the general public and invest those funds in a variety of real estate loans, including permanent mortgage loans and construction loans secured by residential, multifamily, and commercial real estate. The Bank conducts its business from its headquarters in Manhattan Beach, California. It has nine full service branches located in Sonoma, Marin, Santa Clara, and Los Angeles Counties. Other California loan offices are located in Contra Costa, Los Angeles and Orange Counties. There are also loan offices in King County, Washington and Clackamas County, Oregon. The Company also owns Burbank Financial Inc., a real estate investment company, and all the common interests in Luther Burbank Statutory Trusts I and II, entities created to issue trust preferred securities.

On September 9, 2016, the Bank changed its charter from a federally chartered savings and loan institution to a state chartered commercial bank. As a result, the Company became a registered bank holding company. The Federal Deposit Insurance Corporation ("FDIC") and the California Department of Business Oversight (DBO) are the regulators of the Bank. The Federal Reserve Bank ("FRB") is the regulator of the Company.

Initial Public Offering

On December 12, 2017, the Company completed the initial public offering of its common stock. In connection with the Company’s initial public offering, the Company sold and issued 13,972,500 shares of common stock at $10.75 per share. After deducting underwriting discounts and offering expenses, the Company received total net proceeds of $138.3 million from the initial public offering.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U. S. generally accepted accounting standards and prevailing practices within the banking industry and include the accounts of the Company and its wholly owned subsidiaries. The Company currently has two unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue junior subordinated deferrable interest debentures. See Note 9, “Junior Subordinated Deferrable Interest Debentures,” for additional information regarding these trusts. All intercompany accounts and transactions have been eliminated.

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits with other financial institutions with maturities of less than three months. Net cash flows are reported for customer loan and deposit transactions, and interest bearing deposits in other financial institutions.

Restricted Cash Balances

Federal Reserve Bank regulations require the Company to maintain reserve balances on deposit with the Federal Reserve Bank. The average amount of reserves required at the Federal Reserve Bank at December 31, 2017 and 2016 were $16 million and $13 million, respectively.

Investment Securities

The Company classifies its investment securities into two categories, available for sale and held to maturity, at the time of purchase. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of applicable taxes. Investment securities held to maturity are measured at amortized cost, based on the Company’s positive intent and ability to hold such securities to maturity.

Interest income includes amortization of purchase premium or discount. Premiums and discounts are amortized, or accreted, over the life of the related investment security as an adjustment to interest income using a method that approximates the interest method. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

An investment security is impaired when its carrying value is greater than its fair value. Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term ‘‘other than temporary’’ is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, and management does not intend to sell the security or it is more likely than not that the Company will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive (loss) income. If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, net of purchase premiums and discounts and deferred loan origination fees and costs and the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Premiums or discounts to acquire loans are amortized over the life of the loan using a method that approximates the interest method. The Company charges fees for originating loans. These fees, net of certain related direct loan origination costs, are deferred. The net deferred fees or costs on loans held for investment are recognized as an adjustment of the loan’s yield over the contractual life of the loan using the interest method. The Company ceases to amortize deferred fees or costs on loans for which the accrual of interest has been discontinued. Other loan fees and charges representing service costs are reported in income when collected or earned. Salaries and employee benefits totaling $12.5 million, $15.4 million, and $14.0 million have been deferred as loan origination costs for the years ended December 31, 2017, 2016 and 2015, respectively.

Loans Held for Sale

The lower of aggregate cost or fair value option has been elected for certain mortgage loans originated and intended for sale in the secondary market. The lower of aggregate cost or fair value is determined by outstanding commitments from investors or secondary market price indications, with any net unrealized losses recorded as a valuation allowance and charged to earnings. Long term, fixed rate mortgage loans made in conjunction with our Grow program to finance loans for low- or moderate-income borrowers or for properties in low- to moderate income census tracts were previously recorded as available for sale upon origination. In light of the extended holding period for these loans to establish payment performance prior to sale as well as the likelihood of increasing market rates, the Company transferred the balance of these loans, or $38.3 million, from loans held for sale to loans held for investment during the fourth quarter of 2017. As a result of transfer, the Company recorded a fair value loss of $289 thousand which amount is included in noninterest expense within the consolidated statements of income.

The fair value methodology has been elected for certain mortgage loans originated and intended for sale in the secondary market in connection with our mortgage banking operations. Loans and are recorded at fair value as of each balance sheet date. The fair value includes the servicing value of the loans as well as any accrued interest. Fair market value is determined monthly using current secondary market prices for loans with similar coupons and maturities.

Mortgage loans held for sale are sold with servicing rights released or retained. Realized gains and losses on sales of mortgage loans are accounted for under the specific identification method and based on the difference between the selling price and the carrying value of the related loan sold. The carrying value of mortgage loans sold servicing retained is reduced by the amount allocated to the servicing right.
Concentration of Credit Risk
The majority of our customers are individuals and businesses located and doing business in the state of California, with approximately half our customers located in Los Angeles County and Orange County. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy of California, and specifically, Los Angeles and Orange Counties.

Allowance for Loan Losses

The allowance for loan losses represents the estimated probable incurred credit losses in the Company’s loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower circumstances, estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The Company performs periodic and systematic detailed reviews of its loan portfolio to assess the overall collectability of its loans. The Company’s methodology for assessing the appropriateness of the allowance consists of the combined total of two key components.

The first component covers loans that are impaired. All loans are evaluated for impairment on a recurring basis. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Loans that are reported as troubled debt restructures (“TDRs”) are considered impaired. A restructuring of a debt constitutes a TDR if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms.

Impaired loans, including TDRs, are primarily measured based on the present value of loan payments expected to be received discounted at the loans’ original effective contractual interest rate. Impaired loans and TDRs that are solely dependent on the operation or liquidation of collateral for repayment are measured for impairment at the fair value of the collateral less estimated costs to sell. If the recorded investment in the impaired loans exceeds the value of funds to be received, an allowance is established as a component of the total allowance for loan losses unless the loans are solely dependent on the collateral for repayment, in which case the amount that exceeds the fair value of the collateral is charged off.

The second element of the allowance covers probable incurred losses inherent in performing loans that have yet to be specifically identified for impairment. This component of the allowance is estimated by applying reserve factors based on average historical loss experience for the previous nine years to various loan stratifications based on factors affecting the perceived level of risk including the type of collateral, loan program, and credit classification. The resulting loss amount is adjusted for qualitative factors to be reflective of current risks or trends affecting the loan portfolio including economic conditions, the real estate market, volumes, delinquencies, and credit concentrations. The Company has identified the following real estate portfolio segments based on collateral type:

Multifamily and commercial real estate loans - These loans typically involve greater principal amounts than other types of loans, and repayment depends upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Multifamily and commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, some commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to comply with the terms of the loan agreement, which may increase the risk of default or non-payment.

Single family residential real estate loans - The degree of risk in single family residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate, and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Construction and land loans - This type of lending generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Nonmortgage loans - These loans are not a part of our normal business activity, but rather are made on an exception basis typically in conjunction with our efforts to support CRA activities.  The loans carry a high inherent risk of loss as they generally have no secondary source of repayment or any collateral support.

The allowance for loan losses attributable to each component which includes both impaired loans and loans that are not impaired, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheet and available for all loss exposure.

The total allowance is increased by the provision for loan losses, which is charged against the current period operating results and decreased by the amount of loan charge-offs, net of recoveries. Losses incurred upon initial acquisition of real estate owned through foreclosure are charged to the allowance for loan losses.

Accrued Interest Receivable on Loans

Interest receivable is only accrued if deemed collectible. It is the Company’s policy to place a loan on non-accrual status in the event that the borrower is 90 days or more delinquent (unless the loan is well secured and in the process of collection), or earlier if the timely collection of contractual payments appears doubtful. At the time the loan is placed on non-accrual, the accrued interest is reversed out of interest income. Cash payments subsequently received on non-accrual loans are recognized as income only where the future collection of the remaining principal is considered by management to be probable. Loans are restored to accrual status only when the loan is less than 90 days delinquent and not in foreclosure, and the borrower has demonstrated the ability to make future payments of principal and interest.

Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and such changes are included with other fee income on the income statement. The fair values of servicing rights are calculated using model assumptions including factors such as prepayment rates, market rates and other model cash flow assumptions. Absent other changes, an increase (decrease) to the estimated life of serviced loans would generally increase (decrease) the fair value of servicing rights. The fair value of servicing rights are subject to significant fluctuation as a result of changes in estimates and when actual factors such as prepayment speeds, default rates, and losses differ from model assumptions.

Servicing fee income, which is reported on the income statement as a component of Other Income, is recorded for fees earned for servicing loans. The fees are typically based on a contractual percentage of the outstanding principal and are recorded as income when earned. Fair value adjustments are netted against loan servicing fee income.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Real Estate Owned ("REO")

Real estate acquired as a result of loan foreclosure or a deed in lieu of foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of a residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Fair value is typically based on a recent real estate appraisal. REO is subsequently accounted for at the lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition related to the development of REO are capitalized while operating costs are charged to expense. Gains or losses realized and expenses incurred in connection with the disposition of foreclosed real estate are charged to noninterest expense.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Land is carried at cost. The Company’s policy is to depreciate buildings and furniture and equipment on the straight-line basis over the estimated useful lives of the various assets and to amortize leasehold improvements over the shorter of the asset life or lease term as follows:

Leasehold improvements        Lesser of term of lease or life of improvement
Furniture and equipment        2 to 7 years
Building                    39 years

The Company evaluates the recoverability of long-lived assets on an ongoing basis. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of San Francisco ("FHLB"), the Bank is required to own capital stock in an amount specified by the level of borrowings and other factors, and may invest in additional amounts. Federal Home Loan Bank stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income on an accrual basis. At December 31, 2017 and 2016, the Bank owned 277,328 and 304,098 shares of $100 par value FHLB stock, respectively.

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill determined to have an indefinite useful life is not amortized, but tested or impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized in the amount of the excess and the carrying value of the goodwill is reduced accordingly. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Based on an evaluation performed as of December 31, 2017, management determined that the implied fair value of goodwill exceeded its carrying value and no impairment was recognized.

Bank-Owned Life Insurance (“BOLI”)

Bank-owned life insurance is initially recorded at cost. Subsequently, BOLI is carried at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. Increases in contract value are recorded as noninterest income and insurance proceeds received are recorded as a reduction of the contract value.

Reserve for Loan Commitments

The Company maintains a reserve within other liabilities associated with commitments to fund undisbursed loan commitments on outstanding loans. This reserve is determined based upon the historical loss experience of similar loans held by the Company at each period end. Any changes in this reserve amount are recognized through earnings as a component of noninterest expense.

Derivatives

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (‘‘fair value hedge’’), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (‘‘cash flow hedge’’), or (3) an instrument with no hedging designation (‘‘stand-alone derivative’’). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Mortgage Banking Derivatives

Commitments to fund mortgage loans ("interest rate locks") to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gain on sale of loans. The Company discontinued mortgage banking operations in the first quarter of 2017.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Income Taxes

Prior to December 1, 2017, the Company had elected to be taxed as an S Corporation for federal and state income tax purposes. As such, stockholders were taxed on their pro rata share of earnings and deductions of the Company, regardless of the amount of distributions received. Generally, the Company was not subject to federal income tax but was subject to California tax at the rate of 3.5% of taxable income. Effective December 1, 2017, the Company converted from an S Corporation to a C Corporation and is subject to federal and state taxes at the applicable C Corporation rates which were 35.0% and 10.84%, respectively at that date. On December 22, 2017, H.R. 1, the Tax Cuts and Jobs Act, was signed into law reducing the federal C Corporation rate to 21.0% effective January 1, 2018. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is ‘‘more likely than not’’ that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the ‘‘more likely than not’’ test, no tax benefit is recorded.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2017, 2016 and 2015, the Company recognized no interest and penalties.

Share-Based Compensation

The Company has issued awards of equity instruments, such as restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), to employees and certain nonemployee directors. Compensation expense related to restricted stock is based on the fair value of the underlying stock on the award date and is amortized over the service period, defined as the vesting period, using the straight-line method. The vesting period is generally three years. Compensation expense is reduced for actual forfeitures as they occur. Unvested RSAs and RSUs participate with common stock in any dividends declared, but are paid only on the shares which ultimately vest. Such dividends are accrued and charged to compensation expense over the service period.

Comprehensive Income

Comprehensive (loss) income includes net income and other comprehensive (loss) income. The only items of other comprehensive (loss) income for the Company are unrealized gains and losses on investment securities classified as available for sale and unrealized gains and losses on cash flow hedges. Reclassification adjustments resulting from gains or losses on investment securities available for sale or cash flow hedges that have been realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose have been excluded from comprehensive (loss) income of the current period to avoid double counting.

Common Stock

On April 27, 2017 the Company declared a 200-for-1 stock split, increasing the number of issued and authorized shares from 210,000 to 42,000,000 and 500,000 to 100,000,000, respectively. The Company also declared that the stock has no par value, whereas the stock had previously held a stated value of $8 per share (stated value not adjusted for split). Additional shares issued as a result of the stock split were distributed immediately upon issuance to the stockholders. Share and per share amounts included in the consolidated financial statements and accompanying notes reflect the effect of the split for all periods presented.

Earnings Per Share ("EPS")

Basic earnings per common share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic EPS is computed based upon net income divided by the weighted average number of common shares outstanding during the year. In determining the weighted average number of shares outstanding, vested restricted stock award shares are included.

Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding including common stock that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during each reporting period. Diluted EPS is computed based upon net income dividend by the weighted average number of commons shares outstanding during each period, adjusted for the effect of dilutive potential common shares, such as restricted stock awards and units, calculated using the treasury stock method.

The factors used in the earnings per share computation follow:

	2017	2016	2015
Basic earnings per common share:
Net income	$69,384	$52,121	$35,392

Weighted average common shares outstanding	42,916,879	42,000,000	42,000,000

Basic earnings per common share	1.62	1.24	0.84

Diluted earnings per common share:
Net income	$69,384	$52,121	$35,392

Weighted average common shares outstanding	42,916,879	42,000,000	42,000,000
Add: Dilutive effects of assumed vesting of restricted stock	41,057	—	—
Average shares and dilutive potential common shares	42,957,936	42,000,000	42,000,000

Diluted earnings per common share	1.62	1.24	0.84

Business Segments

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Discrete financial information is not available other than on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications

Certain prior balances in the consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on prior year net income or stockholders’ equity.
Adoption of New Financial Accounting Standards
FASB ASU 2015-03

In February 2015, the FASB amended existing guidance related to the presentation of debt issuance costs. It requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. These amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

FASB ASU 2016-01

In January 2016, the FASB issued guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to 1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and 4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Update also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The Update is effective for public business entities ("PBEs") for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As early adoption is allowed, the Company adopted this guidance on January 1, 2018. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.

FASB ASU 2016-02

In February 2016, the FASB amended existing guidance that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. These amendments are effective for PBEs for annual periods and interim periods within those annual periods beginning after December 15, 2018. As an emerging growth company, the Company expects to adopt this guidance on December 31, 2020 assuming the Company remains an emerging growth company through such date. Upon adoption of this guidance, the Company will recognize a liability for its obligations under its operating leases and a corresponding right-of-use asset for its right to use leased properties over the lease term. The Company has analyzed its population of operating leases subject to this guidance and the adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

FASB ASU 2016-09

In March 2016, FASB amended existing guidance to simplify the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) classification on the statement of cash flows; and (d) policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur. The amendments in this update are effective for PBEs for annual periods, and interim periods within those annual periods beginning after December 15, 2016 with early adoption, including adoption in an interim period, permitted. The Company adopted ASU 2016-09 on December 31, 2017. The adoption of this standard had no impact on our consolidated financial statements.

FASB ASU 2016-13

In June 2016, FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The transition will be applied as follows:

–	For debt securities with other-than-temporary impairment ("OTTI"), the guidance will be applied prospectively.

–
Existing purchased credit impaired ("PCI") assets will be grandfathered and classified as purchased credit deteriorated ("PCD") assets at the date of adoption. The assets will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance.

–
For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.

These amendments are effective for PBEs that are Securities and Exchange Commission (“SEC”) filers for annual periods and interim periods within those annual periods beginning after December 15, 2019. As an emerging growth company, the Company expects to adopt this guidance on December 31, 2021 assuming the Company remains an emerging growth company through such date. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The adoption of this standard is still being evaluated by the Company as to whether or not it will have a material effect on the Company’s operating results or financial condition.

FASB ASU 2016-15

In August 2016, the FASB issued guidance related to classification of certain cash receipts and cash payments. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. For PBEs, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and must be applied using a retrospective transitional method to each period presented. As an emerging growth company, the Company expects to adopt this guidance on December 31, 2019 assuming the Company remains an emerging growth company through such date. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

FASB ASU 2017-03

In January 2017, the FASB issued guidance related to accounting changes and error corrections and investments-equity method and joint ventures. The SEC staff view is that a registrant should evaluate ASC updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an update, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASC amendments to Topic 326, Financial Instruments - Credit Losses; Topic 842, Leases; and Topic 606, Revenue from Contracts with Customers; although, the amendments apply to any subsequent amendments to guidance in the ASC. The Company adopted the amendments in this Update during the fourth quarter of 2016 and appropriate disclosures have been included in this Note for each recently issued accounting standard.

FASB ASU 2017-04

In January 2017, the FASB issued guidance related to the goodwill impairment test, which eliminates step 2 in the process. Under the amendments, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized, however, should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Update is effective for PBEs that are SEC filers for annual periods or any interim goodwill impairment tests beginning after December 15, 2019 using a prospective transition method and early adoption is permitted. As early adoption is permitted, the Company expects to adopt the guidance on December 31, 2018. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

FASB ASU 2017-08

In March 2017, the FASB issued guidance related to Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. Under current generally accepted accounting principles ("GAAP"), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments in this Update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for PBEs for annual periods beginning after December 15, 2018, and interim periods thereafter. As an emerging growth company, the Company expects to adopt this guidance on December 31, 2020 assuming the Company remains an emerging growth company through such date. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

FASB ASU 2017-09

In May 2017, the FASB provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: (1) The fair value of the modified award is the same as the fair value of the original award; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods beginning after December 15, 2017 with early adoption, including adoption in an interim period, permitted. The Company adopted ASU 2017-09 on December 31, 2017. The adoption of this standard had no impact on our consolidated financial statements.

FASB ASU 2017-12

In August 2017, the FASB provided guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. As an emerging growth company, the Company expects to adopt this guidance on December 31, 2020 assuming the Company remains an emerging growth company through such date. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

FASB ASU 2018-02
In February 2018, the FASB provided guidance for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income to retained earnings resulting from the Tax Cuts and Jobs Act of 2017. ASU 2018-02 is effective for all entities for fiscal years beginning after December 31, 2018, including interim periods therein, with early adoption permitted. The Company expects to adopt ASU 2018-02 on March 31, 2018 and will reclassify its stranded tax amounts within accumulated other comprehensive income to retained earnings at that date. The adoption of this standard is not expected to have a material impact on the Company’s operating results or financial condition.

2.	INVESTMENT SECURITIES

The Company invests in mortgage-backed and other securities issued by government-sponsored entities, including the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), the National Credit Union Association ("NCUA") and the Small Business Administration ("SBA"). The securities all have original contractual maturities of greater than 10 years and are not due at a single maturity date. Expected maturities will differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. The Company also invests in the CRA Qualified Investment Fund (“CRAIX”), a publicly traded, open ended investment fund.

Available for Sale
The following tables summarize the amortized cost and the estimated fair value of available for sale investment securities as of the dates indicated (dollars in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Government Sponsored Entities:
Residential mortgage-backed securities	$316,134	$112	$(3,327)	$312,919
Agency bonds	120,405	30	(3,213)	117,222
Residential collateralized mortgage obligations	46,920	249	(1)	47,168
SBA securities	13,427	—	(125)	13,302
CRA Qualified Investment Fund (CRAIX)	12,000	—	(307)	11,693
U.S. Treasury 10 year note	1,010	—	(26)	984
Total available for sale investment securities	$509,896	$391	$(6,999)	$503,288

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Government Sponsored Entities:
Residential mortgage-backed securities	$243,549	$550	$(1,549)	$242,550
Agency bonds	137,405	2	(3,086)	134,321
Residential collateralized mortgage obligations	58,217	134	(124)	58,227
SBA securities	16,511	—	(177)	16,334
CRA Qualified Investment Fund (CRAIX)	7,000	—	(255)	6,745
U.S. Treasury 10 year note	1,013	—	(28)	985
Total available for sale investment securities	$463,695	$686	$(5,219)	$459,162

Net unrealized losses on available for sale investment securities are recorded as accumulated other comprehensive income within stockholders’ equity totaling $6.2 million, $4.4 million and $2.1 million, net of $394 thousand, $159 thousand and $78 thousand in tax assets at December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, $394 thousand of a total $1.9 million tax asset resides in accumulated other comprehensive income, while the remaining $1.5 million is included in the provision for income taxes on the consolidated statements of income related to the tax rate changes associated with the termination of S Corporation status and the change in tax law during the year ended December 31, 2017. There were no sales or transfers of available for sale investment securities and no gains or losses on these securities for the years ended December 31, 2017, 2016 and 2015.

The following tables summarize the gross unrealized losses and fair value of available for sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
Government Sponsored Entities:
Residential mortgage-backed securities	$93,403	$(805)	$182,343	$(2,522)	$275,746	$(3,327)
Agency bonds	9,851	(148)	104,340	(3,065)	114,191	(3,213)
Residential collateralized mortgage obligations	1,959	(1)	—	—	1,959	(1)
SBA securities	—	—	13,302	(125)	13,302	(125)
CRA Qualified Investment Fund (CRAIX)	4,948	(52)	6,745	(255)	11,693	(307)
U.S. Treasury 10 year note	—	—	984	(26)	984	(26)
Total available for sale investment securities	$110,161	$(1,006)	$307,714	$(5,993)	$417,875	$(6,999)
At December 31, 2017, the Company held 87 mortgage-backed securities of which 68 were in a loss position and 30 had been in a loss position for twelve months or more. The Company also held 15 collateralized mortgage obligations, 1 of which were in an unrealized loss position and had been in a loss position for greater than twelve months. Of the total 4 SBA securities held at December 31, 2017, 4 were in a loss position and had been in a loss position for greater than twelve months. Of the 3 total investments in CRA Qualified Investment Fund (CRAIX), all 3 were in a loss position and 2 had been for greater than 12 months. The Company held one U.S. Treasury note at year end. This note was in a loss position and had been for greater than 12 months.

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
Government Sponsored Entities:
Residential mortgage-backed securities	$244,982	$(1,552)	$14,944	$(117)	$259,926	$(1,669)
Agency bonds	128,170	(3,086)	—	—	128,170	(3,086)
Residential collateralized mortgage obligations	—	—	2,690	(4)	2,690	(4)
SBA securities	16,256	(177)	—	—	16,256	(177)
CRA Qualified Investment Fund (CRAIX)	3,896	(104)	2,848	(152)	6,744	(256)
U.S. Treasury 10 year note	985	(27)	—	—	985	(27)
Total available for sale investment securities	$394,289	$(4,946)	$20,482	$(273)	$414,771	$(5,219)
At December 31, 2016, the Company held 77 mortgage-backed securities of which 34 were in a loss position at year end and 13 had been in a loss position for twelve months or more. The Company also held 15 collateralized mortgage obligations, 8 of which were in an unrealized loss position. Of the total 4 SBA securities held at year end, 4 were in a loss position and had been in a loss position for greater than twelve months. Of the 2 total investments in CRA Qualified Investment Fund (CRAIX), both were in a loss position and 1 had been for greater than 12 months. The Company held one U.S. Treasury note at year end. This note had been in a loss position for less than twelve months.
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates and liquidity but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017 and 2016.
There were no securities pledged as of December 31, 2017 and 2016.
As of December 31, 2017 and 2016, there were no holdings of securities of any one issuer greater, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.
Held to Maturity
The following tables summarize the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated (dollars in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Debt securities:
Government Sponsored Entities:
Residential mortgage-backed securities	$6,636	$73	$(69)	$6,640
Other investments	285	—	—	285
Total held to maturity investment securities	$6,921	$73	$(69)	$6,925

	December 31, 2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Debt securities:
Government Sponsored Entities:
Residential mortgage-backed securities	$7,259	$90	$(80)	$7,269
Other investments	302	—	—	302
Total held to maturity investment securities	$7,561	$90	$(80)	$7,571
The following tables summarize the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position (dollars in thousands):

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities:
Residential mortgage-backed securities	$1,047	$(4)	$3,029	$(65)	$4,076	$(69)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities:
Residential mortgage-backed securities	$4,164	$(80)	$—	$—	$4,164	$(80)
The unrecognized losses on the Company’s investments were caused by interest rate changes. It is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rate and other market conditions. The issuers continue to make timely principal and interest payments on the investments. The fair value is expected to recover as the investments approach maturity.
The following table summarizes the schedule maturities of available-for-sale and held-to-maturity investment securities as of December 31, 2017:

	December 31, 2017
	Amortized Cost	Fair Value
Available-for-sale investments securities
One to five years	$120,439	$117,198
Five to ten years	1,422	1,427
Beyond ten years	376,035	372,970
No maturity	12,000	11,693
Total available-for-sale investment securities	$509,896	$503,288
Held-to-maturity investment securities beyond ten years	$6,921	$6,925
Total held-to-maturity investment securities	$6,921	$6,925
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities with no maturity date are shown separately. No securities were pledged as of December 31, 2017 and 2016.

Other Investments
The Company occasionally makes equity investments in companies that are not publicly traded and that do not have readily determinable fair values. The Company does not have significant influence over the investees and uses the cost method to account for these equity interests. The carrying value of these investments are included in other assets and earning from these investments are included in other noninterest income. At December 31, 2017 and December 31, 2016, the Company has $4.5 million and $500 thousand, respectively, in common stock or preferred equity interests in certain companies that provide affordable financing for housing to low-income communities. For these investments, the Company receives CRA investment and/or lending credit. The Company completed an assessment for impairment of its equity investments and does not consider these investments to be impaired as of as of December 31, 2017 and December 31, 2016.

3.	LOANS RECEIVABLE
Loans receivable consist of the following (dollars in thousands):

	December 31, 2017	December 31, 2016
Permanent mortgages on:
Multifamily residential	$2,887,438	$2,600,262
Single family residential	1,957,546	1,711,818
Commercial real estate	112,492	59,611
Construction and land loans on:
Single family residential	41,165	28,990
Multifamily residential	—	475
Non-Mortgage (‘‘NM’’) loans:	50	50
Total	4,998,691	4,401,206
Less:
Allowance for loan losses	(30,312)	(33,298)
Deferred loan costs, net	42,856	38,560
Loans receivable held for investment, net	$5,011,235	$4,406,468
Non-mortgage loans consist of one loan not collateralized by real estate, provided in support of community investment efforts. There were no land loans outstanding as of December 31, 2017 and 2016.

Certain loans have been pledged to secure borrowing arrangements (see Note 8).

The following tables summarize activity in and the allocation of the allowance for loan losses by portfolio segment and by impairment methodology (dollars in thousands):

	December 31, 2017
	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM, and Construction	Total
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$18,478	$11,559	$1,823	$1,438	$33,298
(Reversal of) provision for loan losses	110	(2,522)	(89)	(871)	(3,372)
Charge-offs	—	(5)	—	—	(5)
Recoveries	—	12	—	379	391
Ending balance allocated to portfolio segments	$18,588	$9,044	$1,734	$946	$30,312

Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	18,588	9,019	1,734	946	30,287
Ending balance	$18,588	$9,044	$1,734	$946	$30,312

Loans:
Ending balance: individually evaluated for impairment	$2,246	$8,991	$656	$—	$11,893
Ending balance: collectively evaluated for impairment	2,885,192	1,948,555	111,836	41,215	4,986,798
Ending balance	$2,887,438	$1,957,546	$112,492	$41,215	$4,998,691

	December 31, 2016
	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM, and Construction	Total
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$29,680	$13,264	$2,320	$245	$45,509
(Reversal of) provision for loan losses	(11,202)	(1,717)	(407)	623	(12,703)
Charge-offs	—	—	(90)	—	(90)
Recoveries	—	12	—	570	582
Ending balance allocated to portfolio segments	$18,478	$11,559	$1,823	$1,438	$33,298

Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	18,478	11,534	1,823	1,438	33,273
Ending balance	$18,478	$11,559	$1,823	$1,438	$33,298

Loans:
Ending balance: individually evaluated for impairment	$1,047	$6,761	$1,185	$—	$8,993
Ending balance: collectively evaluated for impairment	2,599,215	1,705,057	58,426	29,515	4,392,213
Ending balance	$2,600,262	$1,711,818	$59,611	$29,515	$4,401,206

	December 31, 2015
	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM, and Construction	Total
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$32,820	$14,289	$5,397	$2	$52,508
(Reversal of) provision for loan losses	(3,140)	(1,047)	(3,077)	123	(7,141)
Charge-offs	—	(1)	(150)	—	(151)
Recoveries	—	23	150	120	293
Ending balance allocated to portfolio segments	$29,680	$13,264	$2,320	$245	$45,509

Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$27	$—	$—	$27
Loans collectively evaluated for impairment	29,680	13,237	2,320	245	45,482
Ending balance	$29,680	$13,264	$2,320	$245	$45,509

Loans:
Ending balance: individually evaluated for impairment	$1,651	$10,990	$3,937	$—	$16,578
Ending balance: collectively evaluated for impairment	2,294,046	1,439,003	51,280	21,421	3,805,750
Ending balance	$2,295,697	$1,449,993	$55,217	$21,421	$3,822,328
The Company assigns a risk rating to all loans and periodically performs detailed reviews of all such loans to identify credit risks and to assess the overall collectability of the portfolio. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, and trends in the operation of the collateral. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into six major categories, defined as follows:

Pass assets are those which are performing according to contract and have no existing or known weaknesses deserving of management’s close attention. The basic underwriting criteria used to approve the loans are still valid, and all payments have essentially been made as planned.

Watch assets are expected to have an event occurring in the next 90 to 120 days that will lead to a change in risk rating with the change being either favorable or unfavorable. These assets require heightened monitoring of the event by management.

Special mention assets have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard assets are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged. These assets have well-defined weaknesses: the primary source of repayment is gone or severely impaired (i.e., bankruptcy or loss of employment) and/or there has been a deterioration in collateral value. In addition, there is the distinct possibility that the Company will sustain some loss, either directly or indirectly (i.e., the cost of monitoring), if the deficiencies are not corrected. A deterioration in collateral value alone does not mandate that an asset be adversely classified if such factor does not indicate that the primary source of repayment is in jeopardy.

Doubtful assets have the weaknesses of those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable based on current facts, conditions and values.

Loss assets are considered uncollectible and of such little value that their continuance as assets, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off a basically worthless asset (or portion thereof) even though partial recovery may be affected in the future.

The following tables summarize the loan portfolio allocated by management’s internal risk ratings at December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM and Construction	Total
Grade:
Pass	$2,847,720	$1,923,960	$106,539	$41,215	$4,919,434
Watch	25,354	20,178	4,315	—	49,847
Special mention	6,569	9,025	—	—	15,594
Substandard	7,795	4,383	1,638	—	13,816
Total	$2,887,438	$1,957,546	$112,492	$41,215	$4,998,691

	December 31, 2016
	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM and Construction	Total
Grade:
Pass	$2,572,555	$1,694,417	$54,286	$29,515	$4,350,773
Watch	11,932	11,213	1,005	—	24,150
Special mention	4,660	415	—	—	5,075
Substandard	11,115	5,773	4,320	—	21,208
Total	$2,600,262	$1,711,818	$59,611	$29,515	$4,401,206

The following tables summarize an aging analysis of the loan portfolio by the time past due at December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
Loans:
Multifamily residential	$2,751	$—	$—	$2,246	$2,882,441	$2,887,438
Single family residential	4,870	3,364	—	4,135	1,945,177	1,957,546
Commercial real estate	—	—	—	656	111,836	112,492
Land, NM, and construction	—	—	—	—	41,215	41,215
Total	$7,621	$3,364	$—	$7,037	$4,980,669	$4,998,691

	December 31, 2016
	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
Loans:
Multifamily residential	$690	$—	$—	$1,048	$2,598,524	$2,600,262
Single family residential	4,139	944	—	409	1,706,326	1,711,818
Commercial real estate	—	—	—	1,184	58,427	59,611
Land, NM, and construction	—	—	—	—	29,515	29,515
Total	$4,829	$944	$—	$2,641	$4,392,792	$4,401,206

The following tables summarize information related to impaired loans at and for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income	Cash Basis Interest
As of December 31, 2017
With no related allowance recorded:
Multifamily residential	$2,250	$2,545	$—	$2,075	$—	$—
Single family residential	7,932	8,237	—	7,114	168	—
Commercial real estate	656	798	—	728	—	—
Land, NM, and construction	—	—	—	—	—	—
	10,838	11,580	—	9,917	168	—
With an allowance recorded:
Multifamily residential	—	—	—	—	—	—
Single family residential	966	962	25	979	34	—
Commercial real estate	—	—	—	—	—	—
Land, NM, and construction	—	—	—	—	—	—
	966	962	25	979	34	—
Total:
Multifamily residential	2,250	2,545	—	2,075	—	—
Single family residential	8,898	9,199	25	8,093	202	—
Commercial real estate	656	798	—	728	—	—
Land, NM, and construction	—	—	—	—	—	—
	$11,804	$12,542	$25	$10,896	$202	$—
As of December 31, 2016
With no related allowance recorded:
Multifamily residential	$1,054	$1,249	$—	$1,252	$—	$—
Single family residential	5,808	5,955	—	8,289	267	—
Commercial real estate	1,185	1,325	—	2,198	—	—
Land, NM, and construction	—	—	—	—	—	—
	8,047	8,529	—	11,739	267	—
With an allowance recorded:
Multifamily residential	—	—	—	—	—	—
Single family residential	997	995	25	1,092	36	—
Commercial real estate	—	—	—	—	—	—
Land, NM, and construction	—	—	—	—	—	—
	997	995	25	1,092	36	—
Total:
Multifamily residential	1,054	1,249	—	1,252	—	—
Single family residential	6,805	6,950	25	9,381	303	—
Commercial real estate	1,185	1,325	—	2,198	—	—
Land, NM, and construction	—	—	—	—	—	—
	$9,044	$9,524	$25	$12,831	$303	$—

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income	Cash Basis Interest
As of December 31, 2015
With no related allowance recorded:
Multifamily residential	$1,657	$1,811	$—	$2,892	$—	$—
Single family residential	10,036	10,145	—	12,067	492	—
Commercial real estate	3,937	4,076	—	1,457	—	—
Land, NM, and construction	—	—	—	—	—	—
	15,630	16,032	—	16,416	492	—
With an allowance recorded:
Multifamily residential	—	—	—	86	—	—
Single family residential	1,028	1,024	27	1,040	30	—
Commercial real estate	—	—	—	600	35	—
Land, NM, and construction	—	—	—	—	—	—
	1,028	1,024	27	1,726	65	—
Total:
Multifamily residential	1,657	1,811	—	2,978	—	—
Single family residential	11,064	11,169	27	13,107	522	—
Commercial real estate	3,937	4,076	—	2,057	35	—
Land, NM, and construction	—	—	—	—	—	—
	$16,658	$17,056	$27	$18,142	$557	$—
The total recorded investment in impaired loans included deferred (fees) costs of $(89) thousand, $51 thousand and $80 thousand at December 31, 2017, 2016 and 2015, respectively.
The following table summarizes the recorded investment related to troubled debt restructurings at December 31, 2017 and 2016:

	December 31,
	2017	2016
Troubled Debt Restructurings:
Multifamily residential	$667	$737
Single family residential	5,653	6,767
Total recorded investment in troubled debt restructurings	$6,320	$7,504

The Company has allocated $25 thousand of allowances for loans modified in troubled debt restructurings at December 31, 2017 and 2016. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings. There were no troubled debt restructurings in the years ended December 31, 2017 and 2016.

During the year ending December 31, 2015, the terms of one single family residential loan were modified as a troubled debt restructuring. The modification of the terms of the TDR loan included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. The pre-modification outstanding recorded investment totaled $454 thousand and the post-modification outstanding recorded investment totaled $426 thousand. This modification did not result in any increase or decrease to the allowance for loan losses for the year ending December 31, 2015, primarily due to collateral support provided by the secondary source of repayment and/or the ability of the borrower to service restructured payments. This TDR resulted in no charge offs during the year ended December 31, 2015.

The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the years ending December 31, 2017, 2016 and 2015. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the years ending December 31, 2017, 2016 and 2015 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment of $62.8 million $17.9 million and $22.4 million as of December 31, 2017, 2016 and 2015, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant such as delays in payment of up to 4 months.

4.	NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned (foreclosed property). Nonperforming loans include non-accrual loans and loans past due 90 or more days and still accruing interest. The Company’s nonperforming assets and trends related to those assets at December 31, 2017 and 2016 are indicated below (dollars in thousands):

	December 31, 2017	December 31, 2016
Non-accrual loans:
Multifamily residential	$2,246	$1,048
Single family residential	4,135	409
Commercial real estate	656	1,184
Total non-accrual loans	7,037	2,641
Loans past due 90 days or more and still accruing interest	—	—
Nonperforming loans	7,037	2,641
Real estate owned	—	—
Total nonperforming assets	$7,037	$2,641
Contractual interest not accrued during the year	$93	$14
There was not any real estate owned as of December 31, 2017 or 2016.

Generally, nonperforming loans are considered impaired, because the repayment of the loan will not be made in accordance with the original contractual agreement. In addition, loans that have terms that have been temporarily modified from their original note are also deemed impaired but are not necessarily placed on non-accrual status. Generally, these modifications involve an interest rate concession for a period of one to three years.

5.	MORTGAGE SERVICING RIGHTS
Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and conducting foreclosure proceedings. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans are as follows (dollars in thousands):

	December 31,
	2017	2016
Mortgage loans serviced for:
FHLMC	$625,545	$22,469
Colorado Federal Savings	40,236	25,922
First National Bank of Alaska	36,050	34,682
Provident Bank	20,855	22,742
American River Bank	20,718	24,176
Exchange Bank	20,165	21,969
Pacific Coast Bankers Bank	20,112	21,216
Nexbank	—	12,586
Total mortgage loans serviced for others	$783,681	$185,762
Custodial account balances maintained in connection with serviced loans totaled $5.2 million and $520 thousand at December 31, 2017 and 2016, respectively.
Activity for mortgage servicing rights are as follows (dollars in thousands):

	Years Ended December 31,
	2017	2016
Beginning Balance	$1,099	$—
Additions	3,126	1,127
Disposals	—	—
Change in fair value due to changes in assumptions	—	—
Other changes in fair value	30	(28)
Ending balance	$4,255	$1,099
Fair value as of December 31, 2017 was determined using a discount rate of 10%, prepayment speeds ranging from 5.8% to 70.4%, depending on the stratification of the specific right, and a weighted average default rate of 5%. Fair value as of December 31, 2016 was determined using a discount rate of 10%, prepayment speeds ranging from 7.7% to 62.9%, depending on the stratification of the specific right, and a weighted average default rate of 5%.

6.	PREMISES AND EQUIPMENT
Premises and equipment consist of the following (dollars in thousands):

	December 31,
	2017	2016
Leasehold Improvement	$15,997	$15,932
Furniture and equipment	10,866	10,470
Building	6,160	6,160
Land	2,429	2,429
	35,452	34,991
Less: accumulated depreciation	(13,000)	(10,635)
	$22,452	$24,356

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 totaled $2.9 million, $2.9 million and $2.3 million, respectively.

7.	DEPOSITS
A summary of deposits at December 31, 2017 and 2016 is as follows (dollars in thousands):

	December 31,
	2017	2016
Certificate accounts	$2,242,682	$1,629,275
Money market savings	1,389,425	1,381,571
NOW accounts	203,159	191,892
Money market checking	85,073	119,405
Commercial checking	30,899	11,826
	$3,951,238	$3,333,969
The Company had certificates of deposit with a denomination of $100 thousand or more totaling $1.9 billion and $1.4 billion at December 31, 2017 and 2016, respectively.
The Company had certificates of deposit that meet or exceed the FDIC Insurance limit of $250 thousand of $1.1 billion and $655 million at December 31, 2017 and 2016, respectively.
Maturities of the Company’s certificate accounts at December 31, 2017 are summarized as follows (dollars in thousands):

Year Ending December 31,
2018	$1,705,020
2019	247,166
2020	205,424
2021	48,482
2022	36,590
Thereafter	—
$2,242,682

8.	FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the Federal Home Loan Bank ("FHLB"), on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of December 31, 2017 and 2016, the Bank had pledged various mortgage loans totaling approximately $2.4 billion and $1.7 billion, respectively, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $379 million and $346 million as of December 31, 2017 and 2016, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of December 31, 2017 and 2016.
The following table discloses the Bank’s outstanding advances from the Federal Home Loan Bank of San Francisco (dollars in thousands):

	December 31, 2017	December 31, 2016
FHLB fixed rate short-term borrowings, interest rates from 1.41% to 1.49%, averaging 1.47%, and maturity dates of January and February 2018 as of December 31, 2017	$411,600	$634,200
FHLB fixed rate long-term borrowings, interest rates from 1.55% to 7.69%, averaging 1.94%, maturity dates between July 2018 and August 2032 as of December 31, 2017	427,660	377,686
FHLB variable rate long-term borrowings, interest rates from 1.33% to 1.52%, averaging 1.45%, and maturity dates between July 2018 and January 2020 as of December 31, 2017	150,000	100,000
	$989,260	$1,111,886
The Bank's borrowing capacity based on pledged loans to the FRB and the FHLB totaled $2.2 billion at December 31, 2017.
Short-term borrowings are borrowings with original maturities of 1 year or less.
The following table summarizes payments over the next five years as of December 31, 2017 (dollars in thousands):

Year Ending December 31,
2018	$462,100
2019	275,000
2020	150,000
2021	100,600
Thereafter	1,560
$989,260

9.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
Historically, the Company formed wholly owned trust companies (the ‘‘Trusts’’) which issued guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (‘‘the Trust Securities’’). The Company is not considered the primary beneficiary of the Trusts and therefore, the Trusts are not consolidated in the Company’s financial statements, but rather the junior subordinated debentures are shown as a liability. The Company’s investment in the common securities of the Trusts, totaling $1.9 million, are included in other assets on the consolidated balance sheet. The sole asset of the Trusts are junior subordinated deferrable interest debentures (the ‘‘Notes’’).
At December 31, 2017 and 2016, the Company had two Trusts which have issued Trust Securities to the public. The Trusts have invested the proceeds of such Trust Securities in the Notes. Each of the Notes has an interest rate equal to the corresponding Trust Securities distribution rate. The Company has the right to defer payment of interest on the Notes at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the relevant Notes. During any such extension period, distributions on the Trust Securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted.
The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Securities; (ii) the redemption price with respect to any Trust Securities called for redemption by the Trusts; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trusts. The Trust Securities are mandatorily redeemable upon maturity of the Notes, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Notes purchased by the Trusts, in whole or in part, on or after the redemption date. As specified in the indenture, if the Notes are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.
The following table is a summary of the outstanding Trust Securities and Notes at December 31, 2017 and 2016 (dollars in thousands):

Issuer	Issuance Date	Amount of Trust Securities	Amount of Notes	Redemption Date	Maturity Date
Luther Burbank Statutory Trust I	March 2006	$40,000	$41,238	June 15, 2011	June 15, 2036
Quarterly adjustments - three month Libor plus 1.38%
(2.968% and 2.343% at 12/31/2017 and 12/31/2016, respectively)
Luther Burbank Statutory Trust II	March 2007	$20,000	$20,619	June 15, 2012	June 15, 2037
Quarterly adjustments - three month Libor plus 1.62%
(3.208% and 2.583% at 12/31/2017 and 12/31/2016, respectively)

10.	SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The proceeds of this debt was used to retire senior unsecured term notes issued between 2009 and 2011 totaling $62.7 million, including a prepayment penalty of $243 thousand, and make an additional contribution to the Bank of $28 million in the form of paid-in capital. The balance of the proceeds, or approximately $2.7 million, was retained at the holding company to be used as cash reserves and for general corporate purposes. The following table summarizes information on these notes as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Principal	Unamortized debt issuance costs	Principal	Unamortized debt issuance costs
Senior unsecured term notes, fixed interest rate 6.5%, does not amortize and matures on September 30, 2024 (discount is based on imputed interest rate of 6.70%)	$95,000	$839	$95,000	$972

11.	INCOME TAXES
In connection with the initial public offering, as discussed in Note 1, the Company terminated its S Corporation status and became a taxable entity (“C Corporation”) on December 1, 2017. As such, any periods prior to December 1, 2017 will only reflect an effective state income tax rate. As a result of the termination of S Corporation status and H.R.1, the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, we increased our deferred tax asset and recorded a tax benefit of $5.3 million in December 2017. The deferred tax asset is the result of timing differences in the recognition of income/deductions for generally accepted accounting principles (“GAAP”) and tax purposes.

The (benefit)/provision for income taxes for the years ended December 31, 2017, 2016 and 2015 consists of the following (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Federal:
Current	$142	$—	$—
Deferred	(4,451)	—	—
Total federal tax benefit	$(4,309)	$—	$—
State:
Current	$2,289	$1,413	$956
Deferred	(2,133)	406	291
Total state tax provision	$156	$1,819	$1,247

Total income tax (benefit)/provision	$(4,153)	$1,819	$1,247
The (benefit)/provision for income tax for the years ended December 31, 2017, 2016 and 2015 differs from the statutory federal rate of 35% due to the following:

	Year Ended December 31,
	2017	2016	2015
Statutory U.S. Federal Income Tax	$22,831	$18,879	$12,824
Increase (decrease) resulting from:
Benefit of S Corporation status	(21,146)	(18,879)	(12,824)
State Taxes	156	1,819	1,247
Conversion as of December 1, 2017 to C Corporation	(7,142)	—	—
Tax reform rate change	2,968	—	—
Deductible costs related to the issuance of common stock	(2,133)	—	—
Other	313	—	—
(Benefit)/provision for income taxes	$(4,153)	$1,819	$1,247

The Company’s effective tax rate differs from the statutory California tax rate of 3.5% prior to December 1, 2017 and the statutory federal and state tax rate of 42.05% after December 1, 2017, primarily as a result of tax benefits from the effect of the change in the Company’s tax status from S Corporation to C Corporation, the revaluation of deferred taxes reflected in tax from continuing operations due to the enactment of federal tax reform in 2017, H.R.1, nontaxable earnings on life insurance and the receipt of a California qualified investments tax credit.

Deferred tax assets (liabilities) included in other assets in the accompanying consolidated balance sheet consist of the following (dollars in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$9,360	$1,157
Deferred compensation	8,490	904
Unrealized loss on securities	2,139	193
Net operating loss	713	—
Other	899	123
Total deferred tax assets	21,601	2,377
Deferred tax liabilities:
Loan fee income	(8,960)	(996)
Accrual to cash	(1,757)	(185)
Federal Home Loan Bank stock dividend income deferred for tax purposes	(1,998)	(241)
Federal depreciation	(920)	—
Other	(474)	(47)
Total deferred tax liabilities	(14,109)	(1,469)

Net deferred tax assets	$7,492	$908
The Company has provided current and deferred taxes to reflect the California tax assessed against the income of financial corporations. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all benefits related to these deductible differences as of December 31, 2017 and 2016.
At December 31, 2017, the Company had operating loss carryforwards of $2.6 million for federal taxes and $2.0 million for California state taxes which expire in 2037. The Company expects that it will recognize the benefit of these carryforwards. As such, no valuation allowance has been recorded in relation to these amounts. There were no unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015.
Until July 1, 1996, the Bank was allowed a special bad debt deduction based on a percentage of federal taxable income or on specified experience formulas in arriving at federal taxable income. For reserves established in taxable years beginning prior to December 31, 1987, a deferred tax liability was not required to be accrued but has been included as a restriction on retained earnings because such amounts may require the recognition of a tax liability if, in the future, (1) the Bank’s retained earnings represented by these reserves is used for purposes other than to absorb losses from bad debts, including dividends or distributions in liquidation or (2) there is a change in the federal tax law. The cumulative amount of these untaxed reserves was approximately $3.1 million at December 31, 2017 and 2016. Retained earnings at December 31, 2017 included approximately $1.1 million representing such cumulative bad debt reductions for which no deferred income taxes have been provided. In the event that these reserves are subject to realization, the tax on these reserves will be assessed and paid at the entity level. Management has determined that this portion of retained earnings will not be used in a manner that will create an income tax liability.

The Company files income tax returns in the U.S. federal and California tax jurisdictions. The open tax years are as follows:

Federal	2014 - 2016
California	2013 - 2016

12.	REGULATORY MATTERS
On September 9, 2016, the Bank changed its charter from a federally chartered savings and loan institution to a state chartered commercial bank. As a result, the Company became a registered bank holding company. The Bank is subject to regulation, examination, and supervision by the FDIC and the DBO. The Holding Company is subject to regulation, examination, and supervision by the FRB.

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III Capital Rules”) became effective for the Holding Company and Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based upon common equity tier 1 capital ("CET1"); b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital. A minimum leverage ratio (tier 1 capital as a percentage of average consolidated assets) of 4.0% is also required under the Basel III Capital Rules.

When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed entirely of CET1, of 2.5% above these required minimum capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will increase by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019. The capital conservation buffer was 1.25% and 0.625% at December 31, 2017 and 2016, respectively. When the capital conservation buffer is fully phased in on January 1, 2019, the Holding Company and the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

The Bank is also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from well capitalized to critically undercapitalized (although these items are not utilized to represent overall financial condition). The FDIC utilizes these categories of capital adequacy to determine various matters, including, but not limited to, prompt corrective action and deposit insurance premium assessment levels. Capital levels and adequacy classifications may also be subject to qualitative judgments by the Bank’s regulators regarding, among other factors, the components of capital and risk weighting. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions and asset growth are limited, and capital restoration plans are required.

As of December 31, 2017 and 2016, the Company and the Bank met all capital adequacy requirements to which it is subject. Also, as of December 31, 2017 and 2016, the Bank satisfied all criteria necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since December 31, 2017 that management believes have changed the "well capitalized" categorization.

The Company’s and Bank’s actual capital amounts and ratios are presented as follows (dollars in thousands):

	Actual		Minimum Regulatory Requirement		Minimum Capital Adequacy with Capital Buffer		Minimum Regulatory Requirement for "Well- Capitalized" Institution under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of December 31, 2017
Tier 1 Leverage Ratio	$615,010	11.26%	$218,499	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	553,153	16.05%	155,107	4.50%	198,192	5.75%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	615,010	17.84%	206,809	6.00%	249,894	7.25%	N/A	N/A
Total Risk-Based Capital Ratio	647,421	18.78%	275,746	8.00%	318,831	9.25%	N/A	N/A
As of December 31, 2016
Tier 1 Leverage Ratio	$466,366	9.47%	$196,886	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	406,366	15.10%	121,083	4.50%	137,900	5.13%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	466,366	17.33%	161,444	6.00%	178,261	6.63%	N/A	N/A
Total Risk-Based Capital Ratio	500,010	18.58%	215,259	8.00%	232,076	8.63%	N/A	N/A

	Actual		Minimum Regulatory Requirement		Minimum Capital Adequacy with Capital Buffer		Minimum Regulatory Requirement for "Well- Capitalized" Institution under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Savings
As of December 31, 2017
Tier 1 Leverage Ratio	$685,434	12.54%	$218,585	4.00%	N/A	N/A	$273,232	5.00%
Common Equity Tier 1 Risk-Based Ratio	685,434	19.90%	154,980	4.50%	198,030	5.75%	223,859	6.50%
Tier 1 Risk-Based Capital Ratio	685,434	19.90%	206,640	6.00%	249,689	7.25%	275,519	8.00%
Total Risk-Based Capital Ratio	717,845	20.84%	275,519	8.00%	318,569	9.25%	344,399	10.00%
As of December 31, 2016
Tier 1 Leverage Ratio	$549,080	11.16%	$196,850	4.00%	N/A	N/A	$246,062	5.00%
Common Equity Tier 1 Risk-Based Ratio	549,080	20.43%	120,954	4.50%	137,753	5.13%	174,711	6.50%
Tier 1 Risk-Based Capital Ratio	549,080	20.43%	161,272	6.00%	178,071	6.63%	215,029	8.00%
Total Risk-Based Capital Ratio	582,689	21.68%	215,029	8.00%	231,828	8.63%	268,787	10.00%

13.	DERIVATIVES
The Company utilizes interest rate cap and swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate caps and swaps do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate cap or swap agreements.
Interest Rate Caps Designated as Cash Flow Hedges: Interest rate caps with a notional amount totaling $100 million as of both December 31, 2017 and 2016, were designated as cash flow hedges of certain Federal Home Loan Bank advances and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the caps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the cap.
Interest Rate Swap Agreement Designated as a Fair Market Value Hedge: An interest rate swap was designated as fair market value hedge of loans held for sale related to a securitization in 2017. The fair value of the swap was recorded in other assets with changes in fair value of the swap agreement recorded in noninterest income. This hedge was unwound upon pricing of the securitization transaction during September 2017. The Company had no interest rate swap agreements outstanding at December 31, 2017 or 2016.

Summary information about the interest-rate caps designated as cash flow hedges as of year-end is as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Notional amounts	$100,000	$100,000
Weighted average original maturity	4 years	4 years
Weighted average remaining maturity	1 year	2 years
Unrealized gains (losses)	$(796)	$(1,203)
The Company recognized $450 thousand, $153 thousand and $9 thousand of cap premium amortization on cash flow hedges in the statements of income for the years ended December 31, 2017, 2016 and 2015, respectively.
Interest expense recorded on interest rate swap transactions totaled $857 thousand for the year ended December 31, 2017, and is reported as a component of interest income on loans. The Company recognized a realized loss of $335 thousand on swap transactions during the year ended December 31, 2017. No interest rate swap agreements were held during the years ended December 31, 2016 or 2015. Also see Note 17 which discloses derivative instruments previously utilized when the Company was active in mortgage banking operations. Mortgage banking operations were discontinued in the first quarter of 2017.

14.	EMPLOYEE BENEFIT PLANS
Salary Continuation Arrangements
The Company has entered into individual salary continuation agreements with certain key executives and directors. These agreements are accounted for as deferred compensation arrangements and are unsecured and unfunded. Benefits under these agreements are fixed for each executive and director and are payable over a specific period following their retirement or at an earlier date such as termination without cause, the sale of the Company, or death. Participants vest in these agreements based on their years of service subsequent to being covered under these agreements.
The accrued obligation of $15.0 million and $14.4 million as of December 31, 2017 and December 31, 2016, respectively, is included in other liabilities and accrued expenses in the accompanying consolidated balance sheet. The Company recognized compensation expense of $1.3 million, $1.7 million and $782 thousand related to these agreements for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company has purchased insurance on the lives of the participants to help offset the cost of the benefits accrued under these agreements and provide death benefits to fund obligations in the event an employee dies prior to retirement. The cash surrender value of such policies was $17.7 million and $17.5 million at December 31, 2017 and December 31, 2016, respectively, and is reflected in prepaid expenses and other assets in the accompanying consolidated balance sheet. Earnings on these life insurance policies were $192 thousand, $233 thousand and $252 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.
401(k) Plan
The Company maintains a 401(k) Savings Plan for substantially all employees age 18 or older who have completed at least six months of service. Employees may contribute up to the maximum statutory allowable contribution which was $18 thousand for both 2017 and 2016, respectively. The Company matches 100% of employee salary contribution deferrals up to 3% of pay, plus 50% of employee salary contribution deferrals from 3% to 5% of pay for each payroll period. Company contributions for the years ended December 31, 2017, 2016 and 2015 were $851 thousand, $857 thousand and $863 thousand, respectively.
Other Awards
In connection with a stock appreciation rights plan that was terminated on December 31, 2010, the Company has a liability for undistributed participant awards. The awards earn interest at the Company’s jumbo certificate of deposit account rate until distributed. The interest rate may adjust monthly and equaled 1.10% at December 31, 2017. At December 31, 2017 and 2016, the liability for undistributed amounts totaled approximately $1.2 million and $1.7 million, respectively, and is included in other liabilities and accrued expenses on the consolidated balance sheet. Interest expense recorded on deferred cash payments for the years ended December 31, 2017, 2016 and 2015 totaled $10 thousand, $9 thousand and $9 thousand, respectively. All undistributed awards will be fully paid by March 2021.
Phantom Stock Plan
On January 1, 2011 the Company established the Luther Burbank Corporation Phantom Stock Plan ("Plan") under which the Company awards phantom stock ("PS") to certain key executives and nonemployee directors. Each PS award entitles the holder to receive an amount in cash equal to the future value of each award. As defined in the Plan, the award value for unvested employee awards and vested or unvested nonemployee director awards is equal to the book value of the Company plus discretionary dividends of the Company paid since December 31, 2010, divided by the total number of common shares outstanding. Once fully vested, employee awards that were deferred earn interest at the Company’s jumbo certificate of deposit account rate until distributed. The interest rate may adjust monthly and equaled 1.10% at December 31, 2017.
Awards issued prior to January 1, 2014 vest over a period established by the board of directors which is set at 80% at the end of four years of service and 100% at the end of five years of service. Beginning January 1, 2014, awards issued to Directors of the Company vest 100% after one year while management awards continue to vest at 80% at the end of four years of service and 100% at the end of five years of service. Each award will be settled on the five years anniversary of the award date or at such later date that may have been elected by the participant.
The Company recognizes the share-based compensation liability as that portion of the value of the award that corresponds to the percentage of requisite service rendered at the reporting date. Because the fair market value will be re-measured at each reporting date through the date of vesting or settlement, compensation cost recognized during each year of the vesting periods will vary based on changes in the book value and total discretionary dividends of the Company.
On December 7, 2017, in connection with the Company’s IPO, all unvested phantom stock awards held by employees and all vested and unvested phantom stock awards held by nonemployee directors were converted to restricted stock units on a per share basis. This conversion was accounted for as a modification of share based compensation wherein compensation was changed from a liability based plan to an equity based plan. In conjunction with this modification, the Company transferred $6.4 million of its existing PS liability to common stock.

At December 31, 2017 and December 31, 2016, the PS share-based liability totaled approximately $2.4 million and $9.4 million, respectively, and is included in other liabilities and accrued expenses on the balance sheet. Share-based compensation expense recognized for the years ended December 31, 2017, 2016 and 2015 totaled approximately $1.3 million, $3.7 million and $2.9 million, respectively.
The following table shows phantom stock award activity and the balance of share equivalents outstanding as of the periods indicated:

	Years Ended December 31,
	2017	2016	2015
Beginning Balance – Awards Outstanding	1,274,600	1,217,600	927,800
Share Equivalents Granted	50,000	267,200	337,200
Share Equivalents Exercised	(226,900)	(102,400)	(3,000)
Share Equivalents Forfeited	(210,900)	(107,800)	(44,400)
Share Equivalents Converted to Restricted Stock Units	(649,400)	—	—
Ending Balance – Awards Outstanding	237,400	1,274,600	1,217,600
At December 31, 2017 and December 31, 2016, 237,400 and 385,000 share equivalents issued and outstanding under the PS plan were vested, respectively. The Company does not intend to issue any additional awards under the phantom stock plan.

15.	STOCK BASED COMPENSATION
On December 7, 2017, the Company granted RSAs and RSUs in connection with its IPO for the benefit of its employees, executive officers, and nonemployee directors under the Company's 2017 Omnibus Equity and Incentive Compensation Plan ("Omnibus Plan"). All awards granted in connection with the IPO vest ratably over three years. On the same date, the Company granted RSUs in exchange for unvested phantom stock awards held by employees and all vested and unvested phantom stock awards held by nonemployee directors on a per share basis. The RSUs are subject to the same vesting schedule and deferral elections that existed for the original phantom stock awards.

All RSAs and RSUs were granted at the fair value of the common stock at the time of the award, or the IPO price of $10.75 per share. The Company recognizes compensation cost of RSAs and RSUs based on the fair value of the awards at the date of grant.

In conjunction with the modification of the Phantom Stock plan, the Company transferred $6.4 million of its existing PS liability to common stock as compensation expense recognized prior to issuance of RSUs. Additional stock-based compensation expense recognized for RSAs and RSUs the year ended December 31, 2017 totaled $585 thousand. As of December 31, 2017, there was $7.2 million of unrecognized compensation expense related to unvested RSAs and RSUs. This expense is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes share information about restricted stock awards and restricted stock units for the year ended December 31, 2017:

	Restricted Stock and Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Beginning of the period balance	—	—
Phantom stock shares converted to restricted stock units	649,400	10.75
Shares granted	670,300	10.75
Shares settled	—	—
Shares forfeited	—	—
End of the period balance	1,319,700	10.75

At December 31, 2017, 135,079 shares of restricted stock units were vested. These shares are scheduled to be settled per deferral election of the original phantom stock award. The Company had no restricted stock awards or units granted at December 31, 2016.

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards, in addition to the shares required for the exchange of vested and unvested Phantom Stock awards shown in the table above. At December 31, 2017, there were 2,689,699 shares of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. No common shares were reserved for grants at December 31, 2016.

16.	FAIR VALUE MEASUREMENTS
Fair Value Measurements
Fair Value Hierarchy
The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Valuations within these levels are based upon:
Level 1 - Quoted market prices for identical instruments traded in active exchange markets.
Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.
Level 3 - Model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use on pricing the asset or liability. Valuation techniques include management judgment and estimation which may be significant.
Because broadly traded markets do not exist for most of the Company’s financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. These determinations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.
Management monitors the availability of observable market data to assess the appropriate classification of assets and liabilities within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities, or total earnings.
The following methods and assumptions were used to estimate the fair value of financial instruments:
For cash and cash equivalents, variable rate loans, accrued interest receivable and payable, demand deposits and short-term borrowings, the carrying amount is estimated to be fair value. The fair value of accrued interest receivable/payable balances are determined using inputs and fair value measurements commensurate with the asset or liability from which the accrued interest is generated.
Fair values for available for sale investment securities, which include primarily debt securities issued by U.S. government sponsored agencies, are based on quoted market prices for similar securities.
The fair value of mortgage banking loans held for sale recorded at level two is determined using quoted prices for similar assets, adjusted for specific attributes of that loan.

The fair value of other loans held for sale recorded at level three are determined by two methodologies. The first methodology is performed by the Bank’s Capital Markets Group and is used for single family portfolio loans that have been designated as held for sale after having been retained on the balance sheet for at least twelve months of seasoning. To be announced ("TBA") prices for Fannie Mae mortgage backed securities are provided by a third party with prices varying depending upon the underlying loan’s weighted average coupon rate. These prices are then used to determine the fair value of the loan pool using each loan’s coupon rate. As compensating evidence, the loans are also run through a valuation model taking into consideration loan level adjustments such as loan to value ratios, property type, and an estimated servicing release premium. The second methodology is performed by the Bank’s Finance Department and is used for multifamily portfolio loans that have been designated as held for sale in relation to a planned securitization transaction. This analysis begins with a third party quoted price for a risk free government guaranteed security comprised of these same multifamily loans. This information is then input into an interest rate risk model to generate an option adjusted spread ("OAS"). This OAS is added to a credit risk spread, based primarily on the cost of the Freddie Mac guarantee fee, to generate a fair market value for the loan pool. Both of these methodologies are performed monthly and compared to the prior month analysis for reasonableness.
The fair values for loans are based on model estimates provided by a third party pricing agency.
It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.
Typical unobservable inputs used for computing the fair value of impaired loans include adjustments made by appraisers and brokers for differences between comparable property sales, net operating income assumptions and capitalization rates. Other factors considered include geographic sales trends and the values of comparable surrounding properties as well as the condition of the subject property. In measuring the fair value of impaired collateral dependent loans, the Company assumes a 100% default rate. The valuation techniques used by third party appraisers is consistent among all loan classes held by the Company due to the similarities in the type of loan collateral. For loans measured at fair value on a non-recurring basis in the Company’s loan portfolio at December 31, 2017 and 2016, adjustments made by appraisers and brokers to comparable property sales generally ranged from (10)% to 20%. Additionally, all appraisals are reviewed in accordance with Uniform Standards of Professional Appraisal Practice, or USPAP, by in house licensed appraisers who review not only the appraisal but independently search for comparable properties to ensure selected comparable properties and corresponding adjustments are appropriate. When necessary appraisal staff will adjust or reject an appraised value. The Company estimates that selling costs approximate 6% of the collateral fair value.
Real estate owned fair values are categorized as Level 3 due to ongoing assumptions in fair value measurements related to real estate market conditions which may require adjustments made by appraisers and brokers for differences between comparable property sales, net operating income assumptions, and capitalization rates.
The fair values of derivatives are based on valuation models using observable market data as of the measurement date.
Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities. For deposits with no contractual maturity, the fair value is assumed to equal the carrying value.
The fair value of FHLB advances is estimated based on discounting the future cash flows using the market rate currently offered.
The fair value of subordinated debentures is based on an indication of value provided by a third-party broker.
For senior debt, the fair value is based on an indication of value provided by a third-party broker.
The fair values of commitments are estimated using the fees currently charged to enter into similar agreements and are not significant.

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2017
			Fair Level Measurements Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$75,578	$75,578	$75,578	$—	$—
Investment securities:
Available for sale	503,288	503,288	—	503,288	—
Held to maturity	6,921	6,925	—	6,925	—
Loans receivable, net	5,011,235	5,022,250	—	—	5,022,250
Accrued interest receivable	14,901	14,901	27	1,320	13,554
Federal Home Loan Bank stock	27,733	N/A	N/A	N/A	N/A
Interest Rate Cap Premium	1	1	—	1	—
Financial liabilities:
Customer deposits	$3,951,238	$3,917,999	$1,708,556	$2,209,443	$—
FHLB and FRB advances	989,260	989,833	—	989,833	—
Junior subordinated deferrable interest debentures	61,857	58,624	—	58,624	—
Senior debt	94,161	104,500	—	104,500	—
Accrued interest payable	1,781	1,781	—	1,781	—

	December 31, 2016
			Fair Level Measurements Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$59,208	$59,208	$59,208	$—	$—
Investment securities:
Available for sale	459,162	459,162	—	459,162	—
Held to maturity	7,561	7,571	—	7,571	—
Loans held for sale	34,974	39,158	—	—	39,158
Loans receivable, net	4,406,468	4,606,445	—	—	4,606,445
Accrued interest receivable	12,141	12,141	13	1,108	11,020
Federal Home Loan Bank stock	30,410	N/A	N/A	N/A	N/A
Mortgage banking derivatives	226	226	—	226	—
Financial liabilities:
Customer deposits	$3,333,969	$3,307,162	$1,704,695	$1,602,467	$—
FHLB and FRB advances	1,111,886	1,114,748	—	1,114,748	—
Junior subordinated deferrable interest debentures	61,857	53,622	—	53,622	—
Senior debt	94,028	103,854	—	103,854	—
Accrued interest payable	1,302	1,302	—	1,302	—
Interest rate cap premium	87	87	—	87	—
These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates
Assets and Liabilities Recorded at Fair Value
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2017 and 2016.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis under other accounting pronouncements (dollars in thousands):

	December 31, 2017
Description	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Available for sale investment securities:
Government Sponsored Entities:
Residential mortgage-backed securities	$312,919	—	$312,919	—
Residential collateralized mortgage obligations	47,168	—	47,168	—
Agency bonds	117,222	—	117,222	—
SBA securities	13,302	—	13,302	—
CRA Qualified Investment Fund (CRAIX)	11,693	—	11,693	—
U.S. Treasury 10 year note	984	—	984	—
Total investment securities available for sale	$503,288	—	$503,288	—
Interest rate cap premium	$1	—	$1	—

	December 31, 2016
Description	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Available for sale investment securities:
Government Sponsored Entities:
Residential mortgage-backed securities	$242,550	—	$242,550	—
Residential collateralized mortgage obligations	58,227	—	58,227	—
Agency bonds	134,321	—	134,321	—
SBA securities	16,334	—	16,334	—
CRA Qualified Investment Fund (CRAIX)	6,745	—	6,745	—
U.S. Treasury 10 year note	985	—	985	—
Total investment securities available for sale	$459,162	—	$459,162	—
Loans held for sale, at fair value	$7,876	—	$7,876	—
Mortgage banking derivatives	$226	—	$226	—
Financial Liabilities:
Interest rate cap premium	$87	—	$87	—

There were no transfers between Level 1 and Level 2 during 2017 or 2016.
Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date (dollars in thousands):

	December 31, 2017
Description	Fair Value	Level 1	Level 2	Level 3	Total Gain (Loss) or (Valuation Allowance)
Single family residential	191	—	—	191	(5)
Total assets measured at fair value on a non-recurring basis	191	—	—	191	(5)

	December 31, 2016
Description	Fair Value	Level 1	Level 2	Level 3	Total Gain (Loss) or (Valuation Allowance)
Single family residential	$727	—	—	$727	$(90)
Total assets measured at fair value on a non-recurring basis	$727	—	—	$727	$(90)
Single family residential loans measured at fair value include loans held for sale and certain impaired loans. At December 31, 2017, impaired loans of $196 thousand were adjusted to a fair value of $191 thousand by recording charge-offs of $5 thousand. At December 31, 2016, an impaired loan of $817 thousand was adjusted to a fair value of $727 thousand by recording specific reserve of $90 thousand. The fair value of impaired, collateral dependent loans is estimated at the fair value of the underlying collateral, less estimated selling costs. These loans are categorized as Level 3 due to ongoing real estate market conditions which may require the use of unobservable inputs and assumptions in fair value measurements.
The company held no real estate owned at December 31, 2017 and 2016. Management periodically obtains updated valuations of properties after foreclosure.
Financial Instruments Recorded Using Fair Value Option
The Company has elected the fair value option for certain of its loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on non-accrual as of December 31, 2016. No loans are held for sale as of December 31, 2017.
As of December 31, 2017 and 2016, the aggregate fair value, contractual balance, and gain or loss on loans held for sale was as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Aggregate fair value	—	$7,876
Contractual balance	—	$7,813
Fair value adjustment	—	$(35)
Interest income on loans held for sale for the years ended December 31, 2017, 2016 and 2015 totaled $34 thousand, $173 thousand and $347 thousand, respectively.

17.	MORTGAGE BANKING DERIVATIVES
Commitments to fund certain mortgage loans ("interest rate locks") to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. At December 31, 2016 and 2015, the Company had interest rate lock commitments and forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $226 thousand at December 31, 2016. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sales of loans.
The net gains (losses) relating to free-standing derivative instruments used for risk management are summarized below (dollars in thousands):

	Location:	December 31, 2017	December 31, 2016	December 31, 2015
Forward commitments related to mortgage loans held for sale	Gain on sale of loans	$—	$203	$577
Interest rate lock commitments	Gain on sale of loans	$—	$23	$209
The following table reflects the amount and market value of mortgage banking derivatives included in the Consolidated Balance Sheets (dollars in thousands):

	December 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate lock commitments	$—	$—	$6,046	$23
Forward contracts related to mortgage loans held for sale	—	—	10,990	203
	—	—	$17,036	$226
Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$—	$—	—	—

18.	VARIABLE INTEREST ENTITIES ("VIE")
The Company is involved with VIEs through its loan securitization activities. We evaluated our association with VIEs for consolidation purposes. Specifically, a VIE is to be consolidated by its primary beneficiary, the entity that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest whose value fluctuates with the changes in the value of the VIE's assets and liabilities. Our assessment includes an evaluation of our continuing involvement with the VIE and the nature and significance of our variable interests.

Multifamily loan securitization
With respect to the securitization transaction with Freddie Mac which settled September 27, 2017, our variable interests reside with a reimbursement agreement executed by Freddie Mac that obligates the Bank to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool. As part of the securitization transaction, the Bank released all servicing obligations and rights to Freddie Mac who was designated as the Master Servicer. As Master Servicer, Freddie Mac appointed the Bank with sub-servicing obligations, which include obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans. The servicing of defaulted loans and foreclosed loans was assigned to a separate third party entity, independent of the Bank and Freddie Mac. Freddie Mac, in its capacity as Master Servicer, can terminate the Bank in its role as sub-servicer and direct such responsibilities accordingly. In evaluating our variable interests and continuing involvement in the VIE, we determined that we do not have the power to make significant decisions or direct the activities that most significantly impact the economic performance of the VIE's assets and liabilities. As sub-servicer of the loans, the Bank does not have the authority to make significant decisions that influence the value of the VIE's net assets and therefore, is not the primary beneficiary of the VIE. Therefore, we determined that the VIE associated with the multifamily securitization should not be included in the consolidated financial statements of the Bank.
We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. Our reserve for estimated losses with respect to the reimbursement obligation totaled $1.7 million as of December 31, 2017, based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool.

19.	LOAN SALE AND SECURITIZATION ACTIVITIES
The Company sells originated and acquired loans as part of its business operations and overall management of liquidity, assets and liabilities, and financial performance. The transfer of loans is executed in securitization or sale transactions. With respect to sale transactions, the Company's continuing involvement may or may not include ongoing servicing responsibilities and general representations and warranties. With respect to securitization sales, the Company executed its first transaction on September 27, 2017 with Freddie Mac. The transaction involved the sale of $626 million in originated multifamily loans through a Freddie Mac sponsored transaction. The Company's continuing involvement includes sub-servicing responsibilities, general representations and warranties, and reimbursement obligations.
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with generally accepted accounting principles of not less than $2.0 million. If Luther Burbank Savings’ capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At December 31, 2017, the Bank’s actual net worth was $682.0 million.
Servicing responsibilities on loan sales generally include obligations to collect and remit payments of principal and interest, provide foreclosure services, manage payments of tax and insurance, and otherwise administer the underlying loans. In connection with the securitization transaction, Freddie Mac was designated as the Master Servicer and appointed Luther Burbank Savings to perform sub-servicing responsibilities, which generally include the servicing responsibilities described above with exception to the servicing of foreclosed or defaulted loans. The overall management, servicing, and resolution of defaulted loans and foreclosed loans are separately designated to the special servicer, a third party institution that is independent of the Master Servicer and the Bank. The Master Servicer has the right to terminate the Bank in its role as sub-servicer and direct such responsibilities accordingly.
General representations and warranties associated with loan sales and securitization sales require the Bank to uphold various assertions that pertain to the underlying loans at the time of the transaction, including, but not limited to, compliance with relevant laws and regulations, absence of fraud, enforcement of liens, no environmental damages, and maintenance of relevant environmental insurance. Such representations and warranties are limited to those that do not meet the quality represented at the transaction date and do not pertain to a decline in value or future payment defaults. In circumstances where the Bank breaches its representations and warranties, the Bank would generally be required to cure such instances through a repurchase or substitution of the subject loan(s).
With respect to the securitization transaction, the Bank also has continuing involvement through a reimbursement agreement executed with Freddie Mac. To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Bank is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of September 27, 2017. We recognized a liability of $1.7 million as of December 31, 2017 for our exposure to the reimbursement agreement with Freddie Mac.
The following table provides cash flows associated with the Company's loan sale activities:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Proceeds from loan sales	$689,372	$498,575	$124,790
Servicing fees	675	74	—
During the years ended December 31, 2017 and 2016 there were $678.5 million and $492.6 million, respectively, of sales of originated loans, resulting in gains of $3.3 million and $3.9 million.
The following table provides information about the loans transferred through sales or securitization and not recorded on our Balance Sheet, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

	Single Family Residential	Multifamily Residential	Commercial Real Estate
December 31, 2017
Principal balance of loans	$29,772	$753,909	$—
Loans 90+ days past due	—	—	—
Charge-offs, net	—	—	—
December 31, 2016
Principal balance of loans	35,055	150,707	—
Loans 90+ days past due	—	—	—
Charge-offs, net	—	—	—
For loans transferred through sales and securitization, the Company may experience a loss if there was a breach in general representations and warranties and was required to repurchase or substitute the subject loans. Additionally, for the loans transferred in the securitization transactions, the maximum loss exposure under the reimbursement agreement executed with Freddie Mac totals 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million.

20.	COMMITMENTS AND CONTINGENCIES
Financial Instruments With Off-Balance-Sheet Risk
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments represent commitments to originate fixed and variable rate loans and lines of credit and loans in process, and involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the Company’s consolidated balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments to originate loans and lines of credit as it does for on-balance-sheet instruments.
Commitments to fund loans and home equity lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have expiration dates or other termination clauses. In addition, external market forces may impact the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements.
At December 31, 2017 and 2016, the Company had outstanding commitments of approximately $65.8 million and $73.6 million, respectively, for real estate loans.
Operating Leases

The Company leases various office premises under long-term operating lease agreements. These leases expire between 2018 and 2028, with certain leases containing either three, five or ten year renewal options. At December 31, 2017, minimum commitments under these non-cancellable leases with initial or remaining terms of one year or more are as follows (dollars in thousands):

Year Ending December 31,
2018	$5,182
2019	4,873
2020	3,473
2021	3,010
2022	2,157
Thereafter	1,753
$20,448

Rent expense under operating leases was $4.4 million, $4.6 million and $4.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In connection with our contractual obligation under our tax sharing agreement with our S Corp. shareholders and the filing of our final S Corporation income tax return for the period ending November 30, 2017, the Company expects to declare and pay a dividend of approximately $5.2 million to the S Corp. Shareholders in the first quarter of 2018 for the taxable income that will be passed through to them and for which they have not previously received payment.

Contingencies
The Company is involved in legal proceedings arising in the normal course of business. In the opinion of management, the outcomes of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.
The Company has acted as an intermediary in several transactions where third party money was distributed to affordable housing projects. These projects must maintain certain operating restrictions to avoid repayment of awards. In the event of noncompliance with the restrictions and the inability to collect the award money from the project, the Company is contingently liable for repayment. At December 31, 2016, there was approximately $283 thousand, in awards distributed among several affordable housing projects. At December 31, 2017, the Company had no remaining contingent liability associated with these projects.
Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. These balances are insured by the FDIC up to $250 thousand. At December 31, 2017 and 2016, the Company had $845 thousand and $1.7 million, respectively, in cash balances exceeding the insured amounts.

21.	UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following tables summarize the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2017 and 2016:

	For the three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net interest income	$26,860	$27,745	$28,773	$27,567
(Reversal of) provision for loan losses	309	(6,481)	1,550	1,250
Net interest income after reversal of provision for loan losses	26,551	34,226	27,223	26,317
Noninterest income	871	188	4,918	1,481
Noninterest expense	14,701	14,840	13,782	13,221
Income before income taxes	12,721	19,574	18,359	14,577
Income tax expense (benefit)	426	653	612	(5,844)
Net income	$12,295	$18,921	$17,747	$20,421
EPS (1):
Basic	$0.29	$0.45	$0.42	$0.45
Diluted	$0.29	$0.45	$0.42	$0.45

	For the three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net interest income	$22,941	$23,607	$23,929	$24,157
Reversal of provision for loan losses	(1,990)	(2,006)	(5,082)	(3,624)
Net interest income after reversal of provision for loan losses	24,931	25,613	29,011	27,781
Noninterest income	1,040	1,634	2,111	3,060
Noninterest expense	15,046	13,181	15,914	17,100
Income before income taxes	10,925	14,066	15,208	13,741
Income tax expense	371	471	513	464
Net income	$10,554	$13,595	$14,695	$13,277
EPS (1):
Basic	$0.25	$0.32	$0.35	$0.32
Diluted	$0.25	$0.32	$0.35	$0.32

(1) The quarterly EPS amounts, when added, may not coincide with the full fiscal year EPS reported on the Consolidated Statements of Income due to differences in the computed weighted average shares outstanding as well as rounding differences.

22.	PARENT COMPANY ONLY FINANCIAL INFORMATION

Summary parent company only financial information for the years ended December 31, 2017, 2016 and 2015 is as follows (dollars in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$11,612	$11,114
Investment in Bank	682,026	547,089
Investment in Burbank Financial, Inc.	230	207
Investment in Luther Burbank Statutory Trusts 1 & 2	1,857	1,857
Receivable from Bank	6,990	—
Other assets	3,195	64
Total assets	$705,910	$560,331
LIABILITIES AND STOCKHOLDERS' EQUITY
Junior subordinated deferrable interest debentures	$61,857	$61,857
Other borrowings	94,161	94,028
Interest payable on junior subordinated deferrable interest debentures	89	71
Other liabilities and accrued expenses	58	—
Stockholders' equity	549,745	404,375
Total liabilities and stockholders' equity	$705,910	$560,331

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
Dividend income from Bank	$35,600	$24,370	$19,700
Equity in undistributed net income of subsidiaries	38,426	35,187	23,035
Interest expense	(7,924)	(7,616)	(7,410)
Other operating expense	(110)	(79)	(189)
Tax benefit	3,392	259	256
Net income (1)	$69,384	$52,121	$35,392

(1) The group files a single tax return and the subsidiaries are treated, for federal and California tax purposes, as divisions of a single corporation. The Company’s share of income tax expense is based on the amount which would be payable if separate returns were filed. Accordingly, the Company’s equity in the net income of its subsidiaries, including the Bank, are excluded from the computation of the provision for income taxes for financial statement purposes. Prior to December 1, 2017, the Company had made an S Corporation election. As a result of the S Corporation election, there was minimal federal tax at the Corporation level. The Company did provide tax at the rate of 3.5% to reflect the rate charged by California against the income of S Corporations. On December 1, 2017 the Company terminated its S-Corporation election and was subsequently subject to tax as a C-Corporation. From December 1, 2017 through December 31, 2017, the Company did provide tax at the rate of 35.0% and 10.84% to reflect the rates charged for federal and California taxes against the income of a C-Corporation.

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
Operating activities:
Net income	$69,384	$52,121	$35,392
Undistributed equity in subsidiaries	(38,426)	(35,187)	(23,035)
Net change in other assets and liabilities	(2,947)	(255)	(668)
Net cash provided by operating activities	28,011	16,679	11,689
Investing activities:
Capital contribution to Bank	(98,000)	—	—
Net cash used by investing activities	(98,000)	—	—
Financing activities:
Cash paid for dividends	(67,800)	(16,800)	(11,800)
Proceeds from issuance of common stock	138,287	—	—
Net cash provided by (used in) financing activities	70,487	(16,800)	(11,800)
Increase (decrease) in cash and cash equivalents	498	(121)	(111)
Cash and cash equivalents, beginning of year	11,114	11,235	11,346
Cash and cash equivalents, end of year	$11,612	$11,114	$11,235

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report. See Exhibits 31 and 32 for the Certification statements issued by the Company’s Chief Executive Officer and Chief Financial Officer, respectively.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reporting on Management’s Assessment of Internal Controls over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Crowe Horwath LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part II, Item 8, under the heading “Report of Independent Registered Public Accounting Firm.” Pursuant to SEC rules applicable to emerging growth companies, this Annual Report on Form 10-K does not include an attestation report on management’s assessment of internal control over financial reporting from the Company's independent registered public accounting firm.

Item 9B. Other Information

None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2017.

Item 11. Executive Compensation
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2017. The Company has adopted a Code of Ethics applicable to all of its directors and employees, including its Chief Executive Officer and Chief Financial Officer. We have posted the Code of Ethics on our website, and it may be accessed at: https://ir.lutherburbanksavings.com/corporate-governance/governance-overview.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company's compensation plans as of December 31, 2017:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	N/A	N/A	2,689,699
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,689,699

(1)	Consists of the Company's Omnibus Equity and Incentive Compensation Plan. For additional information, see Notes 14 and 15 to the Consolidated Financial Statements.

The remainder of the information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2017.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2017.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements

The following consolidated financial statements of Luther Burbank Corporation and our subsidiaries and related reports of our independent public accounting firm are incorporated by reference from Part II, Item 8. Financial Statements and Supplementary Data of the Report.

Report of Independent Registered Public Accounting Firm - Crowe Horwath LLP

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

No financial statement schedules are provided because the information called for is not applicable or not required or the required information is shown either in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits

Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation of Luther Burbank Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

3.2
Amended and Restated Bylaws of Luther Burbank Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

4.1
Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

4.2	Indenture, dated as of March 30, 2006 between Luther Burbank Corporation and Wilmington Trust Company, as trustee (1)
4.3	Amended and Restated Declaration of Trust, dated as of March 30, 2006, between Luther Burbank Corporation and Wilmington Trust Company, as trustee, and the named Administrators (1)
4.4	Guarantee Agreement dated as of March 30, 2006, between Luther Burbank Corporation and Wilmington Trust Company, as trustee (1)
4.5	Indenture, dated as of March 30, 2007, between Luther Burbank Corporation and Wilmington Trust Company, as trustee (1)

4.6	Amended and Restated Declaration of Trust, dated as of March 30, 2007, between Luther Burbank Corporation and Wilmington Trust Company, as trustee, and the named Administrators (1)
4.7	Guarantee Agreement dated as of March 30, 2007, between Luther Burbank Corporation and Wilmington Trust Company, as trustee (1)
10.1
Employment Agreement, dated as of November 6, 2017 between Luther Burbank Corporation and John G. Biggs (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.2
Employment Agreement, dated as of August 1, 2016, between Luther Burbank Savings and Laura Tarantino (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.3
Employment Agreement, dated as of August 1, 2016, between Luther Burbank Savings and Liana Prieto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.4
Amended and Restated Salary Continuation Agreement, dated as of April 25, 2006, between Luther Burbank Savings and Victor S. Trione (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.5
First Amendment to Amended and Restated Salary Continuation Agreement, dated as of December 5, 2008, between Luther Burbank Savings and Victor S. Trione (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.6
Second Amendment to Amended and Restated Salary Continuation Agreement, dated as of May 2, 2016, between Luther Burbank Savings and Victor S. Trione (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.7
Amended and Restated Salary Continuation Agreement, dated as of January 1, 2005, between Luther Burbank Savings and John G. Biggs (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.8
First Amendment to Amended and Restated Salary Continuation Agreement, dated as of December 5, 2008, between Luther Burbank Savings and John G. Biggs (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.9
Salary Continuation Agreement, dated as of April 25, 2006, between Luther Burbank Savings and Laura Tarantino (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.10
First Amendment to Salary Continuation Agreement, dated as of December 5, 2008, between Luther Burbank Savings and Laura Tarantino (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.11
Form of Indemnification Agreement, dated November 11, 2011, between Luther Burbank Corporation and each of John G. Biggs, Bradley M. Shuster and Victor S. Trione, and dated August 28, 2014 between Luther Burbank Corporation and Anita Gentle Newcomb (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.12
Form of Indemnification Agreement, dated as of November 17, 2011 between Luther Burbank Savings and John G. Biggs, Bradley M. Shuster and Victor S. Trione, and dated August 28, 2014 between Luther Burbank Savings and Anita Gentle Newcomb (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.13
Form of Indemnification Agreement between Luther Burbank Savings and each of Laura Tarantino (dated March 15, 2012), John Cardamone (dated April 24, 2014) and Liana Prieto (dated August 2, 2014) (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.14
Luther Burbank Corporation Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.15
Form of Senior Note Purchase Agreement dated September 29, 2014 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.16
Form of Senior Note due September 30, 2024 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.17	S Corp Termination and Tax Sharing Agreement*
10.18
Luther Burbank Corporation Omnibus Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

10.19
Second Amendment to Amended and Restated Salary Continuation Agreement, dated as of November 6, 2017 between Luther Burbank Savings and John G. Biggs (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

21
Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 of Luther Burbank Corporation (Registration No. 333-221455, filed with the Securities and Exchange Commission on November 9, 2017)

23.1	Consent of Crowe Horwath LLP*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

* Filed herewith
(1) Not filed in accordance with the provision of Item 601(b)(4)(v) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUTHER BURBANK CORPORATION
DATED: MARCH 16, 2018            By: /s/ John G. Biggs
John G. Biggs
President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and officers of Luther Burbank Corporation (the “Company”) hereby severally constitute and appoint John G. Biggs and Laura Tarantino as our true and lawful attorneys and agents, each acting alone and with full power of substitution and re-substitution, to do any and all things in our names in the capacities indicated below which said John G. Biggs or Laura Tarantino may deem necessary or advisable to enable the Company to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the report on Form 10-K, or amendment thereto, including specifically, but not limited to, power and authority to sign for us in our names in the capacities indicated below the report on Form 10-K, or amendment thereto; and we hereby approve, ratify and confirm all that said John G. Biggs or Laura Tarantino shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Signature     Position     Date

/s/ JOHN G. BIGGS    President and Chief Executive Officer,    March 16, 2018
John G. Biggs    Director (Principal Executive Officer)

/s/ LAURA TARANTINO    Executive Vice President and Chief Financial    March 16, 2018
Laura Tarantino    Officer (Principal Financial & Accounting Officer)

/s/ VICTOR S. TRIONE    Chairman     March 16, 2018
Victor S. Trione

/s/ JOHN C. ERICKSON    Director    March 16, 2018
John C. Erickson

/s/ JACK KROUSKUP    Director    March 16, 2018
Jack Krouskup

/s/ ANITA GENTLE NEWCOMB    Director    March 16, 2018
Anita Gentle Newcomb

/s/ BRADLEY M. SHUSTER    Director     March 16, 2018
Bradley M. Shuster

/s/ THOMAS C. WAJNERT    Director     March 16, 2018
Thomas C. Wajnert