Form 10-Q
period 2018-03-31
Luther Burbank Corp
filed 2018-05-10
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

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

As of May 3, 2018, there were 56,560,775 shares of the registrant’s common stock, no par value, outstanding.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” and other similar expressions in this Quarterly Report on Form 10-Q. With respect to any such forward-looking statements, the Company claims the protection of the safe harbor provided for in the Private Securities Litigation Reform Act of 1995, as amended. The Company cautions investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or those that the Company may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information available to, management at the time such statements are first made. Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s beliefs and assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition. Accordingly, investors should use caution in placing any reliance on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the risk that the impact of changes in interest rates; political instability; changes in the monetary policies of the U.S. Government; a decline in economic conditions; deterioration in the value of California real estate, both residential and commercial; an increase in the level of non-performing assets and charge-offs; further increased competition among financial institutions; the Company’s ability to continue to attract deposits and quality loan customers; further government regulation, including regulations regarding capital requirements, and the implementation and costs associated with the same; internal and external fraud and cyber-security threats including the loss of bank or customer funds, loss of system functionality or the theft or loss of data; management’s ability to successfully manage the Company’s operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and the Company’s 2017 Annual Report on Form 10-K.

Any forward-looking statements in this Quarterly Report on Form 10-Q and all subsequent written and oral forward-looking statements attributable to the Company or any person acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. The Company does not undertake any obligation to release publicly any revisions to forward-looking statements to reflect events or circumstances after the date such forward looking statements are made, and hereby specifically disclaims any intention to do so, unless required by law.

PART I.

Item 1. Financial Statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS

Cash and cash equivalents	$74,421	$75,578
Available for sale investment securities, at fair value	538,440	503,288
Held to maturity investment securities, at amortized cost (fair value of $12,013 and $6,925 at March 31, 2018 and December 31, 2017, respectively)	12,237	6,921
Loans receivable, net of allowance for loan losses of $31,980 and $30,312 as of March 31, 2018 and December 31,2017, respectively	5,294,429	5,011,235
Accrued interest receivable	16,137	14,901
Federal Home Loan Bank ("FHLB") stock, at cost	33,023	27,733
Premises and equipment, net	21,862	22,452
Goodwill	3,297	3,297
Prepaid expenses and other assets	40,042	38,975

Total assets	$6,033,888	$5,704,380

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$4,114,026	$3,951,238
Federal Home Loan Bank advances	1,158,153	989,260
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $805 and $839 at March 31, 2018 and December 31, 2017, respectively)	94,195	94,161
Accrued interest payable	2,329	1,781
Other liabilities and accrued expenses	49,577	56,338

Total liabilities	5,480,137	5,154,635

Commitments and contingencies (Note 17)

Stockholders' equity:
Common stock, no par value; 100,000,000 shares authorized; 56,561,055 and 56,422,662 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	455,251	454,287
Retained earnings	105,750	102,459
Accumulated other comprehensive loss, net of taxes	(7,250)	(7,001)

Total stockholders' equity	553,751	549,745

Total liabilities and stockholders' equity	$6,033,888	$5,704,380

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest income:
Interest and fees on loans	$46,563	$38,743
Interest and dividends on investment securities	2,718	1,653
Total interest income	49,281	40,396
Interest expense:
Interest on deposits	11,932	8,314
Interest on FHLB advances	4,820	3,275
Interest on junior subordinated deferrable interest debentures	487	380
Interest on senior debt	1,577	1,577
Total interest expense	18,816	13,546
Net interest income before provision for loan losses	30,465	26,850
Provision for loan losses (Note 3)	1,500	309
Net interest income after provision for loan losses	28,965	26,541
Noninterest income:
Increase in cash surrender value of life insurance	53	49
Net loss on sale of loans	—	(163)
FHLB dividends	594	633
Other income	378	363
Total noninterest income	1,025	882
Noninterest expense:
Compensation and related benefits	9,619	10,197
Deposit insurance premium	432	398
Professional and regulatory fees	398	185
Occupancy	1,296	1,298
Depreciation and amortization	714	735
Data processing	788	790
Marketing	213	179
Other expenses	1,253	921
Total noninterest expense	14,713	14,703
Income before provision for income taxes	15,277	12,720
Provision for income taxes	4,175	425
Net income	$11,102	$12,295

Basic earnings per common share	$0.20	$0.29
Diluted earnings per common share	$0.20	$0.29
Weighted average common shares outstanding - basic	56,190,970	42,000,000
Weighted average common shares outstanding - diluted	56,755,154	42,000,000

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$11,102	$12,295
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale investment securities:
Unrealized holding (loss) gain arising during the period	(2,971)	609
Tax effect	843	(21)
Net of tax	(2,128)	588
Unrealized gain on cash flow hedge:
Unrealized holding gain arising during the period	181	50
Tax effect	(52)	(2)
Net of tax	129	48
Total other comprehensive (loss) income	(1,999)	636
Comprehensive income	$9,103	$12,931

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive (Loss) Income (Net of Taxes)		Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities	Cash Flow Hedge
	Shares	Amount
Balance, December 31, 2016	42,000,000	$2,262	$407,648	$(4,374)	$(1,161)	$404,375
Comprehensive income:
Net income	—	—	12,295	—	—	12,295
Other comprehensive income	—	—	—	588	48	636
Cash dividends ($0.23 per share)	—	—	(9,800)	—	—	(9,800)
Balance, March 31, 2017	42,000,000	$2,262	$410,143	$(3,786)	$(1,113)	$407,506

Balance, December 31, 2017	56,422,662	$454,287	$102,459	$(6,214)	$(787)	$549,745
Comprehensive income:
Net income	—	—	11,102	—	—	11,102
Other comprehensive (loss) income	—	—	—	(2,128)	129	(1,999)
Reclassification of prior year tax benefit related to re-measuring deferred taxes on items recorded to other comprehensive income	—	—	(1,750)	1,529	221	—
Issuance of restricted stock awards	131,140	—	—	—	—	—
Vested restricted stock units	12,710	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(4,057)	(49)	—	—	—	(49)
Restricted stock forfeitures	(1,400)	(1)	—	—	—	(1)
Stock-based compensation expense	—	1,014	—	—	—	1,014
Cash dividends ($0.11 per share)	—	—	(6,061)	—	—	(6,061)
Balance, March 31, 2018	56,561,055	$455,251	$105,750	$(6,813)	$(437)	$553,751

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$11,102	$12,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	714	735
Provision for loan losses	1,500	309
Increase in deferred loan costs, net	(2,708)	(1,049)
Amortization of premiums on investment securities, net	563	231
Net loss on sale of loans	—	163
Originations of loans held for sale	—	(17,986)
Proceeds from sale of loans held for sale	—	24,691
Stock based compensation expense, net of forfeitures	1,013	—
Net increase in cash surrender value of life insurance	(53)	(49)
Effect of changes in:
Accrued interest receivable	(1,236)	(1,033)
Accrued interest payable	548	96
Other assets	(43)	527
Other liabilities	(6,727)	(7,522)
Net cash provided by operating activities	4,673	11,408
Cash flows from investing activities:
Proceeds from maturities or calls of available for sale investment securities	20,965	20,449
Proceeds from maturities or calls of held to maturity investment securities	55	289
Purchases of available for sale investment securities	(59,647)	(27,468)
Purchases of held to maturity investment securities	(5,375)	—
Net increase in loans receivable	(281,986)	(307,966)
Purchase of FHLB stock, net	(5,290)	(2,500)
Purchase of premises and equipment	(123)	(168)
Net cash used in investing activities	(331,401)	(317,364)
Cash flows from financing activities:
Net increase in customer deposits	162,788	286,673
Proceeds from long term FHLB advances	100,000	100,000
Net change in short term FHLB advances	68,893	(54,406)
Shares withheld for taxes on vested restricted stock	(49)	—
Cash paid for dividends	(6,061)	(9,800)
Net cash provided by financing activities	325,571	322,467
(Decrease) increase in cash and cash equivalents	(1,157)	16,511
Cash and cash equivalents, beginning of period	75,578	59,208
Cash and cash equivalents, end of period	$74,421	$75,719
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,268	$13,451
Income taxes	$158	$—

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS

Organization

Luther Burbank Corporation (the ‘‘Company’’), a California corporation headquartered in Santa Rosa, is the bank holding company for its wholly-owned subsidiary, Luther Burbank Savings (the "Bank"), and its wholly-owned subsidiary, Burbank Investor Services.

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

On April 27, 2017, the Company declared a 200-for-1 stock split, increasing the number of issued and authorized shares from 210,000 to 42,000,000 and 500,000 to 100,000,000, respectively. The Company also declared that the stock has zero par value, whereas the stock had previously held a stated value of $8 per share (stated value not adjusted for split). Additional shares issued as a result of the stock split were distributed immediately upon issuance to the stockholders. Share and per share amounts included in the consolidated financial statements and accompanying notes reflect the effect of the split for all periods presented.

We terminated our status as a “Subchapter S” corporation as of December 1, 2017, in connection with our Initial Public Offering ("IPO") and became a taxable C Corporation. Prior to that date, as an S-Corporation, we had no U.S. federal income tax expense.

On December 12, 2017, the Company completed the IPO of its common stock. In connection with the Company’s IPO, the Company sold and issued 13,972,500 shares of common stock at $10.75 per share. After deducting underwriting discounts and offering expenses, the Company received total net proceeds of $138.3 million from the IPO.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2017, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC, under the Securities and Exchange Act of 1934, (the “Exchange Act”). The unaudited consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2018.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited consolidated financial statements and the disclosures provided, and actual results could differ.

Earnings Per Share ("EPS")

Basic earnings per common share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic EPS is computed based upon net income divided by the weighted average number of common shares outstanding during the year. In determining the weighted average number of shares outstanding, vested restricted stock units are included. Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding including common stock that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during each reporting period. Diluted EPS is computed based upon net income divided by the weighted average number of commons shares outstanding during each period, adjusted for the effect of dilutive potential common shares, such as restricted stock awards and units, calculated using the treasury stock method. The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2018	2017
Net income	$11,102	$12,295

Weighted average basic common shares outstanding	56,190,970	42,000,000
Add: Dilutive effects of assumed vesting of restricted stock	564,184	—
Weighted average diluted common shares outstanding	56,755,154	42,000,000

Income per common share:
Basic	$0.20	$0.29
Diluted	$0.20	$0.29
Anti-dilutive shares not included in calculation of diluted earnings per share	—	—

Accounting Standard Adopted in 2018

FASB ASU 2018-02

In February 2018, the FASB provided guidance for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income to retained earnings resulting from the Tax Cuts and Jobs Act of 2017. ASU 2018-02 is effective for all entities for fiscal years beginning after December 31, 2018, including interim periods therein, with early adoption permitted. As permitted, the Company early adopted ASU 2018-02 during the quarter ended March 31, 2018 and reclassified $1.8 million of stranded tax amounts within accumulated other comprehensive income to retained earnings.

Accounting Standards Pending Adoption

FASB ASU 2016-01

In January 2016, the FASB issued guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to 1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and 4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the statement of financial condition or the accompanying notes to the financial statements. The Update also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The Update is effective for public business entities ("PBEs") for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As an emerging growth company, the Company expects to adopt this guidance on January 1, 2019, assuming the Company remains an emerging growth company through such date. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

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

2.	INVESTMENT SECURITIES

Available for Sale
The following tables summarize the amortized cost and the estimated fair value of available for sale investment securities as of the dates indicated (dollars in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Government Sponsored Entities:
Mortgage-backed securities	$356,772	$152	$(5,432)	$351,492
Agency bonds	120,405	29	(3,919)	116,515
Collateralized mortgage obligations	44,707	263	—	44,970
SBA securities	13,125	—	(137)	12,988
U.S. Treasury 10 year note	1,010	—	(39)	971
CRA Qualified Investment Fund (CRAIX)	12,000	—	(496)	11,504
Total available for sale investment securities	$548,019	$444	$(10,023)	$538,440

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Government Sponsored Entities:
Mortgage-backed securities	$316,134	$112	$(3,327)	$312,919
Agency bonds	120,405	30	(3,213)	117,222
Collateralized mortgage obligations	46,920	249	(1)	47,168
SBA securities	13,427	—	(125)	13,302
U.S. Treasury 10 year note	1,010	—	(26)	984
CRA Qualified Investment Fund (CRAIX)	12,000	—	(307)	11,693
Total available for sale investment securities	$509,896	$391	$(6,999)	$503,288
Net unrealized losses on available for sale investment securities are recorded as accumulated other comprehensive income within stockholders’ equity totaling $6.8 million and $6.2 million, net of $2.8 million and $394 thousand in tax assets at March 31, 2018 and December 31, 2017, respectively. At December 31, 2017, $394 thousand of a total $1.9 million tax asset resides in accumulated other comprehensive income, while the remaining $1.5 million was included in the provision for income taxes on the consolidated statements of income related to the tax rate changes associated with the termination of S Corporation status and the change in tax law during the year ended December 31, 2017. The Company adopted ASU 2018-02 effective January 1, 2018 and reclassified the $1.5 million in stranded tax effects from the change in federal corporate tax rates on our available for sale investment securities from accumulated other comprehensive loss, net to retained earnings. There were no sales or transfers of available for sale investment securities and no gains or losses on these securities for the three months ended March 31, 2018 and 2017.

The following tables summarize the gross unrealized losses and fair value of available for sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
Government Sponsored Entities:
Mortgage-backed securities	$145,877	$(1,555)	$177,062	$(3,878)	$322,939	$(5,433)
Agency bonds	9,755	(246)	103,732	(3,673)	113,487	(3,919)
SBA securities	—	—	12,988	(137)	12,988	(137)
U.S. Treasury 10 year note	—	—	971	(39)	971	(39)
CRA Qualified Investment Fund (CRAIX)	4,869	(131)	6,635	(364)	11,504	(495)
Total available for sale investment securities	$160,501	$(1,932)	$301,388	$(8,091)	$461,889	$(10,023)
At March 31, 2018, the Company held 92 mortgage-backed securities of which 72 were in a loss position and 46 had been in a loss position for twelve months or more. The Company held 13 agency bonds of which 12 were in a loss position and 11 had been for twelve months or more. The Company also held 15 collateralized mortgage obligations, none of which were in an unrealized loss position. Of the total 4 SBA securities held at March 31, 2018, 4 were in a loss position and had been in a loss position for greater than twelve months. Of the 3 total investments in CRA Qualified Investment Fund (CRAIX), all 3 were in a loss position and 2 had been for greater than 12 months. The Company held 1 U.S. Treasury note at March 31, 2018. This note was in a loss position and had been for greater than 12 months.

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities:
Government Sponsored Entities:
Mortgage-backed securities	$93,403	$(805)	$182,343	$(2,522)	$275,746	$(3,327)
Agency bonds	9,851	(148)	104,340	(3,065)	114,191	(3,213)
Collateralized mortgage obligations	1,959	(1)	—	—	1,959	(1)
SBA securities	—	—	13,302	(125)	13,302	(125)
U.S. Treasury 10 year note	—	—	984	(26)	984	(26)
CRA Qualified Investment Fund (CRAIX)	4,948	(52)	6,745	(255)	11,693	(307)
Total available for sale investment securities	$110,161	$(1,006)	$307,714	$(5,993)	$417,875	$(6,999)
At December 31, 2017, the Company held 87 mortgage-backed securities of which 68 were in a loss position and 30 had been in a loss position for twelve months or more. The Company held 13 agency bonds of which 12 were in a loss position and 11 had been for twelve months or more. The Company also held 15 collateralized mortgage obligations, 1 of which was in an unrealized loss position. Of the total 4 SBA securities held at year end, 4 were in a loss position and had been in a loss position for greater than twelve months. Of the 3 total investments in CRA Qualified Investment Fund (CRAIX), 3 were in a loss position and 2 had been for greater than 12 months. The Company held 1 U.S. Treasury note at year end. This note was in a loss position and had been for greater than 12 months.
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018 and December 31, 2017.
As of March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.
Held to Maturity
The following tables summarize the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated (dollars in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Debt securities:
Government Sponsored Entities:
Mortgage-backed securities	$11,956	$33	$(257)	$11,732
Other investments	281	—	—	281
Total held to maturity investment securities	$12,237	$33	$(257)	$12,013

	December 31, 2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Debt securities:
Government Sponsored Entities:
Mortgage-backed securities	$6,636	$73	$(69)	$6,640
Other investments	285	—	—	285
Total held to maturity investment securities	$6,921	$73	$(69)	$6,925
The following tables summarize the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position (dollars in thousands):

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities:
Government Sponsored Entities:
Mortgage-backed securities	$7,625	$(123)	$2,943	$(134)	$10,568	$(257)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities:
Government Sponsored Entities:
Mortgage-backed securities	$1,047	$(4)	$3,029	$(65)	$4,076	$(69)
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
The following table summarizes the scheduled maturities of available-for-sale and held-to-maturity investment securities as of March 31, 2018 (dollars in thousands):

	March 31, 2018
	Amortized Cost	Fair Value
Available-for-sale investments securities
One to five years	$120,296	$116,341
Five to ten years	1,329	1,334
Beyond ten years	414,394	409,261
No maturity	12,000	11,504
Total available-for-sale investment securities	$548,019	$538,440
Held-to-maturity investment securities beyond ten years	$12,237	$12,013
Total held-to-maturity investment securities	$12,237	$12,013
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities with no maturity date are shown separately. No securities were pledged as of March 31, 2018 and December 31, 2017.

3.	LOANS RECEIVABLE
Loans receivable consist of the following (dollars in thousands):

	March 31, 2018	December 31, 2017
Permanent mortgages on:
Multifamily residential	$3,076,356	$2,887,438
Single family residential	2,042,624	1,957,546
Commercial real estate	125,445	112,492
Construction and land loans on:
Single family residential	36,320	41,165
Non-Mortgage (‘‘NM’’) loans:	100	50
Total	5,280,845	4,998,691
Deferred loan costs, net	45,564	42,856
Allowance for loan losses	(31,980)	(30,312)
Loans receivable held for investment, net	$5,294,429	$5,011,235

Certain loans have been pledged to secure borrowing arrangements (see Note 7).

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment (dollars in thousands):

	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM, and Construction	Total
Three months ended March 31, 2018
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$18,588	$9,044	$1,734	$946	$30,312
Provision for loan losses	1,245	167	63	25	1,500
Charge-offs	—	—	—	—	—
Recoveries	—	3	90	75	168
Ending balance allocated to portfolio segments	$19,833	$9,214	$1,887	$1,046	$31,980
Three months ended March 31, 2017
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$18,478	$11,559	$1,823	$1,438	$33,298
Provision for loan losses	1,395	(1,465)	127	252	309
Charge-offs	—	—	—	—	—
Recoveries	—	3	—	89	92
Ending balance allocated to portfolio segments	$19,873	$10,097	$1,950	$1,779	$33,699

The following tables summarize the allocation of the allowance for loan losses by impairment methodology (dollars in thousands):

	March 31, 2018
	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM, and Construction	Total
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	19,833	9,189	1,887	1,046	31,955
Ending balance	$19,833	$9,214	$1,887	$1,046	$31,980
Loans:
Ending balance: individually evaluated for impairment	$1,564	$10,211	$—	$—	$11,775
Ending balance: collectively evaluated for impairment	3,074,792	2,032,413	125,445	36,420	5,269,070
Ending balance	$3,076,356	$2,042,624	$125,445	$36,420	$5,280,845

	December 31, 2017
	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM, and Construction	Total
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	18,588	9,019	1,734	946	30,287
Ending balance	$18,588	$9,044	$1,734	$946	$30,312
Loans:
Ending balance: individually evaluated for impairment	$2,246	$8,991	$656	$—	$11,893
Ending balance: collectively evaluated for impairment	2,885,192	1,948,555	111,836	41,215	4,986,798
Ending balance	$2,887,438	$1,957,546	$112,492	$41,215	$4,998,691

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

The following tables summarize the loan portfolio allocated by management’s internal risk ratings at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM and Construction	Total
Grade:
Pass	$3,030,678	$2,015,783	$121,203	$34,635	$5,202,299
Watch	32,854	15,357	3,267	—	51,478
Special mention	5,755	6,001	—	1,785	13,541
Substandard	7,069	5,483	975	—	13,527
Total	$3,076,356	$2,042,624	$125,445	$36,420	$5,280,845

	December 31, 2017
	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM and Construction	Total
Grade:
Pass	$2,847,720	$1,923,960	$106,539	$41,215	$4,919,434
Watch	25,354	20,178	4,315	—	49,847
Special mention	6,569	9,025	—	—	15,594
Substandard	7,795	4,383	1,638	—	13,816
Total	$2,887,438	$1,957,546	$112,492	$41,215	$4,998,691

The following tables summarize an aging analysis of the loan portfolio by the time past due at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
Loans:
Multifamily residential	$—	$—	$—	$1,564	$3,074,792	$3,076,356
Single family residential	2,841	—	—	5,397	2,034,386	2,042,624
Commercial real estate	—	2,104	—	—	123,341	125,445
Land, NM, and construction	—	—	—	—	36,420	36,420
Total	$2,841	$2,104	$—	$6,961	$5,268,939	$5,280,845

	December 31, 2017
	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
Loans:
Multifamily residential	$2,751	$—	$—	$2,246	$2,882,441	$2,887,438
Single family residential	4,870	3,364	—	4,135	1,945,177	1,957,546
Commercial real estate	—	—	—	656	111,836	112,492
Land, NM, and construction	—	—	—	—	41,215	41,215
Total	$7,621	$3,364	$—	$7,037	$4,980,669	$4,998,691
The following table summarizes information related to impaired loans at March 31, 2018 and December 31, 2017 (dollars in thousands):

	As of March 31, 2018			As of December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$1,564	$1,686	$—	$2,246	$2,545	$—
Single family residential	9,257	9,488	—	8,029	8,237	—
Commercial real estate	—	—	—	656	798	—
	10,821	11,174	—	10,931	11,580	—
With an allowance recorded:
Single family residential	954	954	25	962	962	25
	954	954	25	962	962	25
Total:
Multifamily residential	1,564	1,686	—	2,246	2,545	—
Single family residential	10,211	10,442	25	8,991	9,199	25
Commercial real estate	—	—	—	656	798	—
	$11,775	$12,128	$25	$11,893	$12,542	$25

The following table summarizes information related to impaired loans for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018			2017
	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$2,070	$—	$—	$1,524	$—	$—
Single family residential	8,165	37	—	6,353	48	—
Commercial real estate	487	—	—	832	—	—
	10,722	37	—	8,709	48	—
With an allowance recorded:
Single family residential	1,718	17	—	989	8	—
	1,718	17	—	989	8	—
Total:
Multifamily residential	2,070	—	—	1,524	—	—
Single family residential	9,883	54	—	7,342	56	—
Commercial real estate	487	—	—	832	—	—
	$12,440	$54	$—	$9,698	$56	$—
The following table summarizes the recorded investment related to troubled debt restructurings at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Troubled Debt Restructurings:
Multifamily residential	$—	$667
Single family residential	5,594	5,653
Total recorded investment in troubled debt restructurings	$5,594	$6,320

The Company has allocated $25 thousand of allowances for loans modified in troubled debt restructurings at March 31, 2018 and December 31, 2017. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings. There were no troubled debt restructurings in the three months ended March 31, 2018 and 2017.

The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three months ended March 31, 2018 and 2017. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the three months ended March 31, 2018 and 2017 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment of $3.1 million and $2.8 million as of March 31, 2018 and March 31, 2017, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant such as delays in payment of up to 4 months.

4.	NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned (foreclosed property). The Company’s nonperforming assets and trends related to those assets at March 31, 2018 and December 31, 2017 are indicated below (dollars in thousands):

	March 31, 2018	December 31, 2017
Non-accrual loans:
Multifamily residential	$1,564	$2,246
Single family residential	5,397	4,135
Commercial real estate	—	656
Total non-accrual loans	6,961	7,037
Real estate owned	—	—
Total nonperforming assets	$6,961	$7,037
Contractual interest not accrued during the quarter	$12	$10
There was not any real estate owned as of March 31, 2018 and December 31, 2017.

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

	March 31, 2018	December 31, 2017
Mortgage loans serviced for:
FHLMC	$609,254	$625,545
Colorado Federal Savings	40,049	40,236
First National Bank of Alaska	34,589	36,050
Provident Bank	20,390	20,855
Pacific Coast Bankers Bank	19,996	20,112
American River Bank	19,539	20,718
Exchange Bank	17,861	20,165
Total mortgage loans serviced for others	$761,678	$783,681
Custodial account balances maintained in connection with serviced loans totaled $4.8 million and $5.2 million at March 31, 2018 and December 31, 2017, respectively.
Activity for mortgage servicing rights are as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning Balance	$4,255	$1,099
Additions	—	83
Disposals	—	—
Change in fair value due to changes in assumptions	—	—
Other changes in fair value	(131)	(29)
Ending balance	$4,124	$1,153

Fair value as of March 31, 2018 was determined using a discount rate of 10%, prepayment speeds ranging from 6.0% to 70.4%, depending on the stratification of the specific right, and a weighted average default rate of 5%. Fair value as of December 31, 2017 was determined using a discount rate of 10%, prepayment speeds ranging from 5.8% to 70.4%, depending on the stratification of the specific right, and a weighted average default rate of 5%.

6.	DEPOSITS
A summary of deposits at March 31, 2018 and December 31, 2017 is as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Certificate accounts	$2,398,698	$2,242,682
Money market savings	1,407,825	1,389,425
NOW accounts	196,767	203,159
Money market checking	81,893	85,073
Commercial checking	28,843	30,899
	$4,114,026	$3,951,238

The Company had certificates of deposit with a denomination of $100 thousand or more totaling $2.1 billion and $1.9 billion at March 31, 2018 and December 31, 2017, respectively.

The Company had certificates of deposit that meet or exceed the FDIC Insurance limit of $250 thousand of $1.2 billion and $1.1 billion at March 31, 2018 and December 31, 2017, respectively.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $295.9 million and $278.4 million at March 31, 2018 and December 31, 2017, respectively.

Maturities of the Company’s certificate accounts at March 31, 2018 are summarized as follows (dollars
in thousands):

April 1 - December 31, 2018	$1,467,831
Year ending December 31, 2019	560,064
Year ending December 31, 2020	278,666
Year ending December 31, 2021	51,750
Year ending December 31, 2022	35,530
Thereafter	4,857
$2,398,698

7.	FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the Federal Home Loan Bank ("FHLB"), on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of March 31, 2018 and December 31, 2017, the Bank had pledged various mortgage loans totaling approximately $2.3 billion and $2.4 billion, respectively, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $394.9 million and $379.0 million as of March 31, 2018 and December 31, 2017, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of March 31, 2018 and December 31, 2017.

The following table discloses the Bank’s outstanding advances from the Federal Home Loan Bank of San Francisco (dollars in thousands):

	March 31, 2018	December 31, 2017
FHLB fixed rate short-term borrowings, interest rates from 1.78% to 1.94%, weighted average rate of 1.90%, and maturity dates of April and June 2018 as of March 31, 2018	$480,500	$411,600
FHLB fixed rate long-term borrowings, interest rates from 1.55% to 7.69%, weighted average rate of 2.09%, maturity dates between July 2018 and August 2032 as of March 31, 2018	527,653	427,660
FHLB variable rate long-term borrowings, interest rates from 1.68% to 1.89%, weighted average rate of 1.82%, and maturity dates between July 2018 and January 2020 as of March 31, 2018	150,000	150,000
	$1,158,153	$989,260
The Bank's available borrowing capacity based on pledged loans to the FRB and the FHLB totaled $869.5 million and $1.1 billion at March 31, 2018 and December 31, 2017, respectively.
Short-term borrowings are borrowings with original maturities of 1 year or less. During the three months ended March 31, 2018 there was a maximum amount of short term borrowings outstanding of $495.7 million, an average amount outstanding of $457.4 million and a weighted average interest rate of 1.61%.

The following table summarizes payments over the next five years as of March 31, 2018 (dollars in thousands):

April 1 - December 31, 2018	$531,000
Year ending December 31, 2019	275,000
Year ending December 31, 2020	150,000
Year ending December 31, 2021	150,600
Year ending December 31, 2022	—
Thereafter	51,553
$1,158,153

8.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
The Company formed wholly owned trust companies (the ‘‘Trusts’’) which issued guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (‘‘the Trust Securities’’). The Company is not considered the primary beneficiary of the Trusts and therefore, the Trusts are not consolidated in the Company’s financial statements, but rather the junior subordinated debentures are shown as a liability. The Company’s investment in the common securities of the Trusts, totaling $1.9 million, are included in other assets on the consolidated statement of financial condition. The sole asset of the Trusts are junior subordinated deferrable interest debentures (the ‘‘Notes’’).
At March 31, 2018 and December 31, 2017, the Company had two Trusts which have issued Trust Securities to the public. The Trusts have invested the proceeds of such Trust Securities in the Notes. Each of the Notes has an interest rate equal to the corresponding Trust Securities distribution rate. The Company has the right to defer payment of interest on the Notes at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the relevant Notes. During any such extension period, distributions on the Trust Securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted.
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
The following table is a summary of the outstanding Trust Securities and Notes at March 31, 2018 and December 31, 2017 (dollars in thousands):

Issuer	Issuance Date	Amount of Trust Securities	Amount of Notes	Redemption Date	Maturity Date
Luther Burbank Statutory Trust I	March 2006	$40,000	$41,238	June 15, 2011	June 15, 2036
Quarterly adjustments - three month Libor plus 1.38%
(3.505% and 2.968% at 3/31/2018 and 12/31/2017, respectively)
Luther Burbank Statutory Trust II	March 2007	$20,000	$20,619	June 15, 2012	June 15, 2037
Quarterly adjustments - three month Libor plus 1.62%
(3.745% and 3.208% at 3/31/2018 and 12/31/2017, respectively)

9.	SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The proceeds of this debt were used to retire senior unsecured term notes issued between 2009 and 2011 totaling $62.7 million, including a prepayment penalty of $243 thousand, and make an additional contribution to the Bank of $28 million in the form of paid-in capital. The balance of the proceeds, or approximately $2.7 million, was retained at the holding company to be used as cash reserves and for general corporate purposes. The following table summarizes information on these notes as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Principal	Unamortized debt issuance costs	Principal	Unamortized debt issuance costs
Senior unsecured term notes, fixed interest rate 6.50%, does not amortize and matures on September 30, 2024 (discount is based on imputed interest rate of 6.70%)	$95,000	$805	$95,000	$839

10.	INCOME TAXES
In connection with the initial public offering, the Company terminated its S Corporation status and became a taxable entity (“C Corporation”) on December 1, 2017. As such, any periods prior to December 1, 2017 will only reflect an effective state income tax rate.
The provision for income tax for the three months ended March 31, 2018 and 2017 differs from the statutory federal rate of 21% and 35%, respectively, due to the following:

	Three months ended March 31,
	2018	2017
Statutory U.S. Federal Income Tax	$3,208	$4,452
Increase (decrease) resulting from:
Benefit of S Corporation status	—	(4,452)
State Taxes	1,316	425
Other	(349)	—
Provision for income taxes	$4,175	$425

The Company’s effective tax rate differs from the statutory California tax rate of 3.5% prior to December 1, 2017 and the statutory federal and state tax rate of 29.56% for the three months ended March 31, 2018, primarily due to nontaxable earnings on life insurance and nondeductible meal and entertainment expense.

11.	REGULATORY CAPITAL MATTERS

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

As of March 31, 2018 and December 31, 2017, the Company and the Bank met all capital adequacy requirements to which it is subject. Also, as of March 31, 2018 and December 31, 2017, the Bank satisfied all criteria necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since March 31, 2018 that management believes have changed the "well capitalized" categorization.

The Company’s and Bank’s actual capital amounts and regulatory capital ratios are presented as follows (dollars in thousands):

	Actual		Minimum Regulatory Requirement		Minimum Capital Adequacy with Capital Buffer		Minimum Regulatory Requirement for "Well- Capitalized" Institution under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of March 31, 2018
Tier 1 Leverage Ratio	$619,209	10.57%	$241,612	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	557,352	15.55%	161,342	4.50%	$228,568	6.38%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	619,209	17.27%	215,123	6.00%	282,348	7.88%	N/A	N/A
Total Risk-Based Capital Ratio	653,367	18.22%	286,830	8.00%	354,056	9.88%	N/A	N/A
As of December 31, 2017
Tier 1 Leverage Ratio	$615,010	11.26%	$218,499	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	553,153	16.05%	155,107	4.50%	$198,192	5.75%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	615,010	17.84%	206,809	6.00%	249,894	7.25%	N/A	N/A
Total Risk-Based Capital Ratio	647,421	18.78%	275,746	8.00%	318,831	9.25%	N/A	N/A

	Actual		Minimum Regulatory Requirement		Minimum Capital Adequacy with Capital Buffer		Minimum Regulatory Requirement for "Well- Capitalized" Institution under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Savings
As of March 31, 2018
Tier 1 Leverage Ratio	$696,502	11.90%	$241,507	4.00%	N/A	N/A	$301,884	5.00%
Common Equity Tier 1 Risk-Based Ratio	696,502	19.44%	161,225	4.50%	$228,402	6.38%	232,880	6.50%
Tier 1 Risk-Based Capital Ratio	696,502	19.44%	214,966	6.00%	282,143	7.88%	286,622	8.00%
Total Risk-Based Capital Ratio	730,660	20.39%	286,622	8.00%	353,799	9.88%	358,277	10.00%
As of December 31, 2017
Tier 1 Leverage Ratio	$685,434	12.54%	$218,585	4.00%	N/A	N/A	$273,232	5.00%
Common Equity Tier 1 Risk-Based Ratio	685,434	19.90%	154,980	4.50%	$198,030	5.75%	223,859	6.50%
Tier 1 Risk-Based Capital Ratio	685,434	19.90%	206,640	6.00%	249,689	7.25%	275,519	8.00%
Total Risk-Based Capital Ratio	717,845	20.84%	275,519	8.00%	318,569	9.25%	344,399	10.00%

12.	DERIVATIVES
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
Interest Rate Caps Designated as Cash Flow Hedges: Interest rate caps with a notional amount totaling $100 million as of both March 31, 2018 and December 31, 2017, were designated as cash flow hedges of certain Federal Home Loan Bank advances and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the caps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the cap.

Summary information about the interest-rate caps designated as cash flow hedges as of year-end is as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Notional amounts	$100,000	$100,000
Weighted average rate on FHLB advances	1.78%	1.42%
Weighted average cap rate	2.55%	2.55%
Weighted average original maturity	4.0 years	4.0 years
Weighted average remaining maturity	0.6 years	0.9 years
Unrealized losses	$(614)	$(796)
The Company recognized $173 thousand and $77 thousand of cap premium amortization on cash flow hedges in the unaudited statements of income for the three months ended March 31, 2018 and 2017, respectively.

13.	STOCK BASED COMPENSATION
The Company’s stock based compensation consists of restricted stock awards (RSAs) and restricted stock units (RSUs) granted under its 2017 Omnibus Equity and Incentive Compensation Plan ("Omnibus Plan"). In connection with its IPO in December 2017, the Company granted RSAs and RSUs to employees and nonemployee directors which all vest ratably over three years. At the same time, the Company granted RSUs in exchange for unvested phantom stock awards held by employees and all vested and unvested phantom stock awards held by nonemployee directors on a per share basis. The RSUs were subjected to the same vesting schedule and deferral elections that existed for the original phantom stock awards.

In recognition of prior and current service, additional RSAs were granted during the first quarter of 2018. These awards to nonemployee directors vest over one year, while awards to employees vest ratably over three years.

All RSAs and RSUs were granted at the fair value of the common stock at the time of the award. The RSAs and RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

Non-cash stock compensation expense recognized for RSAs and RSUs for the quarter ended on March 31, 2018 totaled $1.0 million. No RSAs or RSUs had been granted prior to December 2017.

As of March 31, 2018, there was $7.9 million of unrecognized compensation expense related to 1,226,891 unvested RSAs and RSUs. This expense is expected to be recognized over a weighted average period of 2.26 years. As of March 31, 2018, 169,490 shares of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about restricted stock awards and restricted stock units for the quarter ended March 31, 2018:

	Restricted Stock and Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Beginning of the period balance	1,319,700	$10.75
Shares granted	131,140	12.77
Shares settled	(53,059)	10.75
Shares forfeited	(1,400)	10.75
End of the period balance	1,396,381	$10.94

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At March 31, 2018 and December 31, 2017, there were 2,559,959 and 2,689,699 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan.

14.	FAIR VALUE MEASUREMENTS
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
The fair value of other loans held for sale recorded at level three are determined by two methodologies. The first methodology is used for single family portfolio loans that have been designated as held for sale after having been retained on the balance sheet for at least twelve months of seasoning. To be announced ("TBA") prices for Fannie Mae mortgage backed securities are provided by a third party with prices varying depending upon the underlying loan’s weighted average coupon rate. These prices are then used to determine the fair value of the loan pool using each loan’s coupon rate. As compensating evidence, the loans are also run through a valuation model taking into consideration loan level adjustments such as loan to value ratios, property type, and an estimated servicing release premium. The second methodology is used for multifamily portfolio loans that have been designated as held for sale in relation to a planned securitization transaction. This analysis begins with a third party quoted price for a risk free government guaranteed security comprised of these same multifamily loans. This information is then input into an interest rate risk model to generate an option adjusted spread ("OAS"). This OAS is added to a credit risk spread, based primarily on the cost of the Freddie Mac guarantee fee, to generate a fair market value for the loan pool. Both of these methodologies are performed monthly and compared to the prior month analysis for reasonableness.
For loans, the fair value is estimated using market quotes for similar assets or the present value of future cash flows, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities and giving consideration to estimated prepayment risk and credit risk. The fair value of loans is determined utilizing estimates resulting in a Level 3 classification.
Impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral (net of estimated costs to sell) if the loan is collateral dependent. The fair value of impaired loans is determined utilizing estimates resulting in a Level 3 classification.

It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.
Typical unobservable inputs used for computing the fair value of impaired loans include adjustments made by appraisers and brokers for differences between comparable property sales, net operating income assumptions and capitalization rates. Other factors considered include geographic sales trends and the values of comparable surrounding properties as well as the condition of the subject property. In measuring the fair value of impaired collateral dependent loans, the Company assumes a 100% default rate. The valuation techniques used by third party appraisers is consistent among all loan classes held by the Company due to the similarities in the type of loan collateral. For loans measured at fair value on a non-recurring basis in the Company’s loan portfolio at March 31, 2018 and December 31, 2017, adjustments made by appraisers and brokers to comparable property sales generally ranged from (10)% to 20%. Additionally, all appraisals are reviewed in accordance with Uniform Standards of Professional Appraisal Practice, or USPAP, by in house licensed appraisers who review not only the appraisal but independently search for comparable properties to ensure selected comparable properties and corresponding adjustments are appropriate. When necessary appraisal staff will adjust or reject an appraised value. The Company estimates that selling costs approximate 6% of the collateral fair value.
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2018
			Fair Level Measurements Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$74,421	$74,421	$74,421	$—	$—
Investment securities:
Available for sale	538,440	538,440	—	538,440	—
Held to maturity	12,237	12,013	—	12,013	—
Loans receivable, net	5,294,429	5,292,414	—	—	5,292,414
Accrued interest receivable	16,137	16,137	10	1,309	14,818
Federal Home Loan Bank stock	33,023	N/A	N/A	N/A	N/A
Interest Rate Cap Premium	10	10	—	10	—
Financial liabilities:
Customer deposits	$4,114,026	$4,073,150	$1,715,328	$2,357,822	$—
FHLB advances	1,158,153	1,158,556	—	1,158,556	—
Junior subordinated deferrable interest debentures	61,857	58,085	—	58,085	—
Senior debt	94,195	100,819	—	100,819	—
Accrued interest payable	2,329	2,329	—	2,329	—

	December 31, 2017
			Fair Level Measurements Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$75,578	$75,578	$75,578	$—	$—
Investment securities:
Available for sale	503,288	503,288	—	503,288	—
Held to maturity	6,921	6,925	—	6,925	—
Loans receivable, net	5,011,235	5,022,250	—	—	5,022,250
Accrued interest receivable	14,901	14,901	27	1,320	13,554
Federal Home Loan Bank stock	27,733	N/A	N/A	N/A	N/A
Interest rate cap premium	1	1	—	1	—
Financial liabilities:
Customer deposits	$3,951,238	$3,917,999	$1,708,556	$2,209,443	$—
FHLB advances	989,260	989,833	—	989,833	—
Junior subordinated deferrable interest debentures	61,857	58,624	—	58,624	—
Senior debt	94,161	104,500	—	104,500	—
Accrued interest payable	1,781	1,781	—	1,781	—
These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates

Assets and Liabilities Recorded at Fair Value
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2018 and December 31, 2017.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis under other accounting pronouncements (dollars in thousands):

	March 31, 2018
Description	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Available for sale investment securities:
Government Sponsored Entities:
Mortgage-backed securities	$351,492	$—	$351,492	$—
Agency bonds	116,515	—	116,515	—
Collateralized mortgage obligations	44,970	—	44,970	—
SBA securities	12,988	—	12,988	—
U.S. Treasury 10 year note	971	—	971	—
CRA Qualified Investment Fund (CRAIX)	11,504	—	11,504	—
Total investment securities available for sale	$538,440	—	$538,440	—
Interest rate cap premium	$10	$—	$10	$—

	December 31, 2017
Description	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Available for sale investment securities:
Government Sponsored Entities:
Mortgage-backed securities	$312,919	$—	$312,919	$—
Agency bonds	117,222	—	117,222	—
Collateralized mortgage obligations	47,168	—	47,168	—
SBA securities	13,302	—	13,302	—
U.S. Treasury 10 year note	984	—	984	—
CRA Qualified Investment Fund (CRAIX)	11,693	—	11,693	—
Total investment securities available for sale	$503,288	$—	$503,288	$—
Interest rate cap premium	$1	$—	$1	$—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 and 2017.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date (dollars in thousands):

	December 31, 2017
Description	Fair Value	Level 1	Level 2	Level 3	Total Gain (Loss) or (Valuation Allowance)
Single family residential	$191	$—	$—	$191	$(5)
Total assets measured at fair value on a non-recurring basis	$191	$—	$—	$191	$(5)
Single family residential loans measured at fair value include loans held for sale and certain impaired loans. For the three months ended March 31, 2018, there were no charge offs on impaired loans. At December 31, 2017, an impaired loan of $196 thousand was adjusted to a fair value of $191 thousand by recording charge-offs of $5 thousand. The fair value of impaired, collateral dependent loans is estimated at the fair value of the underlying collateral, less estimated selling costs. These loans are categorized as Level 3 due to ongoing real estate market conditions which may require the use of unobservable inputs and assumptions in fair value measurements.
The company held no real estate owned at March 31, 2018 and December 31, 2017. Management periodically obtains updated valuations of properties after foreclosure.
Financial Instruments Recorded Using Fair Value Option
The Company has elected the fair value option for certain of its loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. No loans are held for sale as of March 31, 2018 and December 31, 2017.
There was no interest income on loans held for sale for the three months ended March 31, 2018. For the three months ended March 31, 2017 interest income on loans held for sale totaled $32 thousand.

15.	VARIABLE INTEREST ENTITIES ("VIE")
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

Multifamily loan securitization
With respect to the securitization transaction with Freddie Mac which settled September 27, 2017, our variable interests reside with a reimbursement agreement entered into with Freddie Mac that obligates the Bank to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool. As part of the securitization transaction, the Bank released all servicing obligations and rights to Freddie Mac who was designated as the Master Servicer. As Master Servicer, Freddie Mac appointed the Bank with sub-servicing obligations, which include obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans. The servicing of defaulted loans and foreclosed loans was assigned to a separate third party entity, independent of the Bank and Freddie Mac. Freddie Mac, in its capacity as Master Servicer, can terminate the Bank in its role as sub-servicer and direct such responsibilities accordingly. In evaluating our variable interests and continuing involvement in the VIE, we determined that we do not have the power to make significant decisions or direct the activities that most significantly impact the economic performance of the VIE's assets and liabilities. As sub-servicer of the loans, the Bank does not have the authority to make significant decisions that influence the value of the VIE's net assets and therefore, is not the primary beneficiary of the VIE. Therefore, we determined that the VIE associated with the multifamily securitization should not be included in the consolidated financial statements of the Bank.
We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. Our reserve for estimated losses with respect to the reimbursement obligation totaled $1.7 million as of March 31, 2018 and December 31, 2017, based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool.

16.	LOAN SALE AND SECURITIZATION ACTIVITIES
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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with generally accepted accounting principles of not less than $2.0 million. If Luther Burbank Savings’ capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At March 31, 2018, the Bank’s actual net worth was $693 million.
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
With respect to the securitization transaction, the Bank also has continuing involvement through a reimbursement agreement executed with Freddie Mac. To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Bank is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of September 27, 2017. We recognized a liability of $1.7 million as of March 31, 2018 for our exposure to the reimbursement agreement with Freddie Mac.
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended March 31,
(In thousands)	2018	2017
Proceeds from loan sales	$—	$24,691
Servicing fees	407	108
During the three months ended March 31, 2018 there were no sales of originated loans. During the three months ended March 31, 2017 there were $24.7 million of sales of originated loans resulting in a net loss of of $163 thousand.
The following table provides information about the loans transferred through sales or securitization and not recorded on our Consolidated Statement of Financial Condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations (dollars in thousands):

	Single Family Residential	Multifamily Residential
March 31, 2018
Principal balance of loans	$28,830	$732,848
Loans 90+ days past due	—	—
Charge-offs, net	—	—
December 31, 2017
Principal balance of loans	29,772	753,909
Loans 90+ days past due	—	—
Charge-offs, net	—	—

17.	COMMITMENTS AND CONTINGENCIES
Financial Instruments With Off-Balance-Sheet Risk
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments represent commitments to originate fixed and variable rate loans and lines of credit and loans in process, and involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the Company’s consolidated statement of financial condition. The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments to originate loans and lines of credit as it does for on-balance-sheet instruments.
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

At March 31, 2018 and December 31, 2017, the Company had outstanding commitments of approximately $114.8 million and $65.8 million, respectively, for real estate loans. Unfunded loan commitment reserves totaled $330 thousand and $197 thousand at March 31, 2018 and December 31, 2017, respectively.
Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2018 and 2028, with certain leases containing either three, five or ten year renewal options. At March 31, 2018, minimum commitments under these non-cancellable leases with initial or remaining terms of one year or more are as follows (dollars in thousands):

April 1 - December 31, 2018	$4,021
Year ending December 31, 2019	5,117
Year ending December 31, 2020	3,723
Year ending December 31, 2021	3,267
Year ending December 31, 2022	2,419
Thereafter	1,864
$20,411

Rent expense under operating leases was $1.1 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.

Contingencies
The Company is involved in legal proceedings arising in the normal course of business. In the opinion of management, the outcomes of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.
Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. These balances are insured by the FDIC up to $250 thousand. At March 31, 2018 and December 31, 2017, the Company had $856 thousand and $845 thousand, respectively, in cash balances exceeding the insured amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at March 31, 2018 and December 31, 2017 and our results of operations for the three months ended March 31, 2018 and March 31, 2017, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings, the discussion and analysis relates to activities primarily conducted by the Bank.

Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Manhattan Beach, California with $6.0 billion in assets at March 31, 2018. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, high net worth individuals and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and purchase money mortgages on jumbo single family residential properties on the West Coast.

Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data as of and for the three months ended March 31, 2018 and 2017 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data as of and for the three months ended December 31, 2017 (except as otherwise noted below) are derived from our audited consolidated financial statements included in our Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except share/per share data and percentages)	As of or For the Three Months Ended
	March 31, 2018	March 31, 2017	December 31, 2017
Per Common Share (1)
Basic earnings per share	$0.20	$0.29	$0.45
Diluted earnings per share	$0.20	$0.29	$0.45
Book value per share	$9.79	$9.70	$9.74
Tangible book value per share (2)	$9.73	$9.62	$9.68
Common shares outstanding at end of period	56,561,055	42,000,000	56,422,662
Weighted average shares outstanding - basic	56,190,970	42,000,000	45,667,516
Weighted average shares outstanding - diluted	56,755,154	42,000,000	45,831,743
Pro Forma Statements of Income and Per Common Share Data (2)
Pro forma provision for income tax	$4,175	$5,342	$6,122
Pro forma net income	11,102	7,378	8,455
Pro forma net income per common share—basic	0.20	0.18	0.19
Pro forma net income per common share—diluted	0.20	0.18	0.18
Selected Ratios
Return on average:
Assets	0.76%	0.95%	1.50%
Stockholders' equity	7.98%	12.01%	17.97%
Average stockholders' equity to average assets	9.52%	7.92%	8.32%
Dividend payout ratio	54.59%	79.71%	230.64%
Net interest margin	2.11%	2.10%	2.05%
Efficiency ratio (2)	46.72%	53.02%	45.51%
Loan to deposit ratio	129.47%	131.94%	127.59%
Pro Forma Selected Ratios (2)
Pro forma return on average assets	0.76%	0.57%	0.62%
Pro forma return on average equity	7.98%	7.21%	7.44%
Credit Quality Ratios
Allowance for loan losses to loans	0.60%	0.71%	0.60%
Allowance for loan losses to nonperforming loans	459.42%	780.97%	430.75%
Nonperforming assets to total assets	0.12%	0.08%	0.12%
Net recoveries to average loans	0.01%	0.01%	0.01%

(1) Earnings per common share, basic and diluted, book value per common share and number of common shares outstanding have been adjusted retroactively to reflect a 200-for-1 stock split effective April 27, 2017.

(2) Considered a non-GAAP financial measure. See Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - ‘‘Non-GAAP Financial Measures’’ for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Net tangible book value is defined as total assets less goodwill and total liabilities. Efficiency ratio is defined as the ratio of noninterest expense to net interest income plus noninterest income. For periods prior to January 1, 2018, we calculate our pro forma net income, return on average assets and return on average equity by adding back our franchise S Corporation tax to net income, and using a combined C Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. Beginning January 1, 2018, our pro forma provision for tax expense is our actual C Corporation provision.

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and with general practices within the financial services industry. Application of these principles requires management to make complex and subjective estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

Our most significant accounting policies are described in Note 1 to our audited Financial Statements for the year ended December 31, 2017, included on Form 10-K. We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.

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

Allowance for Loan Losses

The allowance for loan losses is provided for probable incurred credit losses inherent in the loan portfolio at the statement of financial condition date. The allowance is increased by a provision charged to expense and reduced by loan principal charge-offs, net of recoveries. Where management determines that the allowance for loan losses is more than adequate to absorb the probable incurred credit losses in the portfolio, the allowance is reduced by recapturing provisions and a credit is made to the expense account. The allowance is based on management’s assessment of various factors including the nature of the loan portfolio, previous loss experience, known and inherent risks in the portfolio, the estimated value of underlying collateral, information that may affect a borrower’s ability to repay, current economic conditions and the results of our ongoing reviews of the portfolio.

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

Changes in the fair value of investments available-for-sale and derivatives designated as effective cash flow hedges are recorded in consolidated statement of financial condition and other comprehensive income (loss) while changes in fair value of loans held for sale or other derivatives are recorded in the consolidated statement of financial condition and in the statement of operations.

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

Non-GAAP Financial Measures

Some of the financial measures discussed in this Quarterly Report on Form 10-Q are ‘‘non-GAAP financial measures.’’ In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in our statements of income, statements of financial condition or statements of cash flows.

Pre-tax, pre-provision net earnings is defined as income before taxes and provision for loan losses. We believe the most directly comparable GAAP financial measure is income before taxes. Disclosure of this measure enables you to compare our operations to those of other banking companies before consideration of taxes and provision expense, which some investors may consider to be a more appropriate comparison given our S Corporation status and recaptures from the allowance for loan losses. Prior to January 1, 2018, we calculate our pro forma net income, return on average assets, return on average equity and per share amounts by adding back our franchise S Corporation tax to net income, and using a combined C Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. Beginning Janauary 1, 2018, our pro forma income tax expense is our actual C Corporation tax provision. Net tangible book value is defined as total assets less goodwill and total liabilities. Efficiency ratio is defined as noninterest expenses divided by operating revenue, which is equal to net interest income plus noninterest income. We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or For the Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	December 31, 2017
Tangible book value
Total assets	$6,033,888	$5,391,540	$5,704,380
Less: Goodwill	(3,297)	(3,297)	(3,297)
Less: Total liabilities	(5,480,137)	(4,984,033)	(5,154,635)
Tangible book value	$550,454	$404,210	$546,448

Pro forma provision for income tax
Net income before income taxes	$15,277	$12,720	$14,577
Total effective actual/ pro forma tax rate	27%	42%	42%
Actual/ pro forma provision for income taxes	$4,175	$5,342	$6,122

Pro forma net income
Net income before income taxes	$15,277	$12,720	$14,577
Actual/ pro forma provision for income taxes	4,175	5,342	6,122
Actual/ pro forma net income	$11,102	$7,378	$8,455

Pro forma ratios and per share data
Annualized actual/ pro forma net income (numerator)	$44,408	$29,510	$33,819

Average assets (denominator)	5,848,751	5,172,186	5,461,226
Actual/ pro forma return on average assets	0.76%	0.57%	0.62%

Average stockholders' equity (denominator)	556,661	409,451	454,635
Actual/ pro forma return on average stockholders' equity	7.98%	7.21%	7.44%

Actual/ pro forma net income (numerator)	$11,102	$7,378	$8,455

Weighted average shares outstanding - basic (denominator)	56,190,970	42,000,000	45,667,516
Actual/ pro forma net income per common share—basic	$0.20	$0.18	$0.19

Weighted average shares outstanding - diluted (denominator)	56,755,154	42,000,000	45,831,743
Actual/ pro forma net income per common share—diluted	$0.20	$0.18	$0.18

Efficiency ratio
Noninterest expense (numerator)	$14,713	$14,703	$13,221
Net interest income	$30,465	$26,850	$27,554
Noninterest income	1,025	882	1,494
Operating revenue (denominator)	$31,490	$27,732	$29,048
Efficiency ratio	46.72%	53.02%	45.51%

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

Upon the termination of our status as an S Corporation on December 1, 2017, we commenced paying U.S. federal income tax and a higher California income tax on our taxable earnings and our financial statements will reflect a provision for both U.S. federal income tax and California income tax. As a result of this change, the net income and earnings per share data presented in our historical financial statements and the other financial information set forth in this Quarterly Report, which unless otherwise specified, do not include any provision for U.S. federal income tax, will not be comparable with our future net income and earnings per share in periods after we commenced being taxed as a C Corporation. As a C Corporation, our net income is calculated by including a provision for U.S. federal income tax and a higher California income tax rate, currently at 10.84%.

The termination of our status as an S Corporation may also affect our financial condition and cash flows. Historically, we have made quarterly cash distributions to our shareholders in amounts estimated by us to be sufficient for them to pay estimated individual U.S. federal and California income tax liabilities resulting from our taxable income that was ‘‘passed through’’ to them. However, these distributions have not been consistent, as sometimes the distributions have been less than or in excess of the shareholder’s estimated U.S. federal and California income tax liabilities resulting from their ownership of our stock. In addition, these estimates have been based on individual income tax rates, which may differ from the rates imposed on the income of C Corporations. Subsequent to the termination of our S Corporation status on December 1, 2017, other than our obligations under the tax sharing agreement with prior S Corporation shareholders, no income will be ‘‘passed through’’ to any shareholders, but, as noted above, we have commenced paying U.S. federal income tax and a higher California income tax. The amounts that we have historically distributed to our shareholders may not be indicative of the amount of U.S. federal and California income tax that we will be required to pay after December 1, 2017. Depending on our effective tax rate and our future dividend rate, our future cash flows and financial condition could be positively or adversely affected compared to our historical cash flows and financial condition.

Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Retail Mortgage Banking Activity and Other Loan Sales

We began retail mortgage banking operations in 2013, with the primary purpose of serving a wider customer base of consumers who desire 30-year fixed rate single family real estate financing. We offered a wide range of mortgage products including variable rate 3, 5, 7 and 10-year hybrid products and long-term fixed rate programs. While much of the variable rate loan production from this activity was held in our loan portfolio, the long-term fixed loan originations were sold to correspondents or to Freddie Mac. Since 2016, we have sold $31.3 million of single family residential loans to Freddie Mac, on a servicing retained basis. We also brokered loans to other financial institutions where those organizations had a desirable product for our customers. As part of our retail mortgage banking activity, we also made single family residential construction loans, $33.1 million of which remained on our books, and $7.3 million of which were subject to commitments for future disbursements, at March 31, 2018.
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
The size of the multifamily loan portfolio sold to the REMIC was $626.1 million, consisting of one class of post-reset, variable rate 3, 5, and 7-year hybrid loans in an aggregate principal amount of approximately $91.6 million, and two classes of pre-reset, variable rate 3, 5 and 7-year hybrid loans in an aggregate principal amount of approximately $534.5 million. 74.3% of the loan portfolio consisted of loans for multifamily properties located in California, while the remaining 25.7% of the loan portfolio consistent of loans for multifamily properties located in Washington. We retain sub-servicing obligations on the loan portfolio. The gross proceeds of this sale to us was approximately $637.6 million. We used the proceeds of this sale to pay down short-term FHLB borrowings. These borrowings had no prepayment penalties associated with them. The following table summarizes the loans that sold in this securitization.

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

Public Company Costs

As a result of our initial public offering completed in December 2017, we expect to incur additional costs associated with operating as a public company. We expect that these costs will include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company.

The Sarbanes-Oxley Act, as well as rules adopted by the SEC and national securities exchanges, requires public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These additional rules and regulations will increase our legal, regulatory and financial compliance costs and will make some activities more time-consuming and costly.

Results of operations - Three Months Ended March 31, 2018 and 2017

Overview

For the three months ended March 31, 2018 our net income was $11.1 million as compared to $12.3 million for the three months ended March 31, 2017. The decrease of $1.2 million, or 9.7%, was attributed primarily to an increase of $3.6 million in net interest income, a $1.2 million increase in the provision for loan losses and an increase of $3.8 million in the provision for income taxes, compared to the three months ended March 31, 2017. The increase in net interest income was credited to strong organic loan growth. Loan loss provisions recognized during the quarter ended March 31, 2018 were directly attributable to loan growth. Despite higher loan growth during the quarter ended March 31, 2017, loan loss provisions were lower due to improvements in the credit metrics of our loan portfolio. The increase in provision for income taxes was due to the increase in tax rates associated with the revocation of our S Corporation election in conjunction with our IPO in December 2017. Pre-tax, pre-provision net earnings increased by $3.7 million, or 28.8%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 largely due to the additional $3.6 million in net interest income.

Net Interest Income

Net interest income increased by $3.6 million, or 13.5%, to $30.5 million for three months ended March 31, 2018 from $26.9 million for three months ended March 31, 2017. Our net interest margin of 2.11% for the three months ended March 31, 2018 increased slightly from our net interest margin of 2.10% for the three months ended March 31, 2017, primarily due to the increased rates on new loan origination volume exceeding the rate on loans paid off and sold and secondarily, the recovery of $269 thousand of interest on two nonaccrual loans that paid off within the quarter.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended March 31, 2018 and 2017. The average balances are daily averages and include both performing and nonperforming loans.

	For the Three Months Ended March 31,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Inc / Exp	Average Yield/Rate	Average Balance	Interest Inc / Exp	Average Yield/Rate
Interest-Earning Assets
Multifamily residential	$3,000,059	$27,930	3.72%	$2,724,910	$23,490	3.45%
Single family residential	2,009,329	16,806	3.35%	1,755,119	14,118	3.22%
Commercial	117,559	1,463	4.98%	60,953	784	5.14%
Construction, land and NM	38,419	364	3.79%	37,390	351	3.76%
Total Loans (1)	5,165,366	46,563	3.61%	4,578,372	38,743	3.38%
Securities available-for-sale	524,119	2,383	1.82%	455,096	1,465	1.29%
Securities held-to-maturity (2)	10,544	89	3.38%	7,452	59	3.17%
Cash and cash equivalents	70,041	246	1.40%	70,983	129	0.73%
Total interest-earning assets	5,770,070	49,281	3.42%	5,111,903	40,396	3.16%
Noninterest-earning assets (3)	78,681			60,283
Total assets	$5,848,751			$5,172,186

Interest-Bearing Liabilities
Transaction accounts (4)	$224,674	$407	0.72%	$205,712	$350	0.68%
Money market demand accounts	1,507,614	3,314	0.88%	1,545,433	2,919	0.76%
Time deposits	2,274,818	8,211	1.44%	1,716,304	5,045	1.18%
Total deposits	4,007,106	11,932	1.19%	3,467,449	8,314	0.96%
FHLB advances	1,070,087	4,820	1.80%	1,084,904	3,275	1.21%
Senior debt	94,173	1,577	6.70%	94,037	1,577	6.71%
Junior subordinated debentures	61,857	487	3.15%	61,857	380	2.46%
Total interest-bearing liabilities	5,233,223	18,816	1.44%	4,708,247	13,546	1.15%
Noninterest-bearing liabilities	58,867			54,488
Total stockholders' equity	556,661			409,451
Total liabilities and stockholders' equity	$5,848,751			$5,172,186

Net interest spread (5)			1.98%			2.01%
Net interest income/margin (6)		$30,465	2.11%		$26,850	2.10%

(1)
Loan balance includes portfolio real estate loans, real estate loans held for sale and $100 thousand or less in non-mortgage loans. Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs. Net deferred loan cost amortization totaled $2.3 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively.

(2)
Securities held to maturity include obligations of states and political subdivisions of $281 thousand and $298 thousand as of March 31, 2018 and March 31, 2017, respectively. Yields are not calculated on a tax equivalent basis.

(3)	Noninterest earning assets includes the allowance for loan losses.

(4)	Transaction accounts include both interest and non-interest bearing deposits.

(5)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.

(6)	Net interest margin is net interest income divided by total interest-earning assets.

Interest rates and operating interest differential. Increases and decreases in interest income and interest expense result from change in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities during the periods indicated. The effect of changes in volume is determined by multiplying the change in volume by the current period’s average rate. The effect of rate changes is calculated by multiplying the change in average rate by the prior period’s volume. The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Three Months Ended March 31,
	2018 vs 2017
	Variance Due To
		Yield/
(Dollars in thousands)	Volume	Rate	Total
Interest-Earning Assets
Multifamily residential	$2,478	$1,962	$4,440
Single family residential	2,109	579	2,688
Commercial	705	(26)	679
Construction, land and NM	10	3	13
Total Loans	5,302	2,518	7,820
Securities available-for-sale	247	671	918
Securities held-to-maturity	26	4	30
Cash and cash equivalents	(2)	119	117
Total interest-earning assets	5,573	3,312	8,885

Interest-Bearing Liabilities
Transaction accounts	33	24	57
Money market demand accounts	(73)	468	395
Time deposits	1,862	1,304	3,166
Total deposits	1,822	1,796	3,618
FHLB advances	(46)	1,591	1,545
Senior debt	2	(2)	—
Junior subordinated debentures	—	107	107
Total interest-bearing liabilities	1,778	3,492	5,270

Net Interest Income
Net Interest Income	$3,795	$(180)	$3,615

Total interest income increased by $8.9 million, or 22.0% for the three months ended March 31, 2018 as compared to the same period of 2017. Interest income from loans accounted for $7.8 million of that amount as the average daily balance of loans increased by $587.0 million, or 12.8%. The interest income increase from greater average loan balances was further enhanced by a 23 basis point increase in loan yield. The volume of new loans originated totaled $478 million and $583 million for the three months ended March 31, 2018 and 2017, respectively. Loan originations were higher during the first quarter of 2017 due to anticipated loan sales during 2017. The weighted average rate on new loans for the three months ended March 31, 2018 was 4.31% as compared to the weighted average rate on new loans for the three months ended March 31, 2017 of 3.91%. The weighted average rate on loan curtailments/payoffs during the three months ended March 31, 2018 was 3.89% as compared to a weighted average loan curtailment/payoff rate of 3.63% for the three months ended March 31, 2017.

Total interest expense increased $5.3 million to $18.8 million for the three months ended March 31, 2018 from $13.5 million for the three months ended March 31, 2017. Interest expense on deposits increased $3.6 million to $11.9 million for the three months ended March 31, 2018 from $8.3 million for the same period of 2017. This increase is primarily due to average daily deposit balances increasing by $539.7 million, or 15.6%, from period to period, as well as cost of deposits increasing to 1.19% for the three months ended March 31, 2018, from 0.96% for the same period ended 2017. Interest expense on advances from the FHLB accounted for $1.5 million of the increase. Average daily advances decreased by $14.8 million, or 1.4%, from period to period; however, the cost of those advances increased to 1.80% for the three months ended March 31, 2018, as compared to 1.21% for the three months ended March 31, 2017. The increase in the cost of FHLB advances was caused by rising borrowing interest rates during the quarter ended March 31, 2018 compared to the same period last year. We use both deposits and FHLB advances to fund net loan growth. We also use FHLB advances, with or without embedded interest rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part I - Financial Information, Item 3. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

Provisions for loan losses totaled $1.5 million for the three months ended March 31, 2018 as compared to a provision for loan losses of $309 thousand for the three months ended March 31, 2017. The provision recorded in the first quarter of 2018 was directly attributed to loan growth during the period. Despite higher loan growth during the quarter ended March 31, 2017, loan loss provisions were lower due to improvements in the credit metrics of our loan portfolio. At times, refinements in our model and improvements in the credit metrics of our real estate portfolio, measures such as collateral support, debt service coverage, and payment performance along with continued general economic recovery will cause management to reevaluate quantitative and qualitative adjustments within our methodology for calculating the allowance for loan losses and will result in an expected reduction to the allowance for loan losses as a percentage of total loans as evidenced during the three months ended March 31, 2017. Our allowance for loan losses as a percentage of total loans was 0.60% at March 31, 2018 as compared to 0.71% and 0.60% at March 31, 2017 and December 31, 2017, respectively.

While loans in our portfolio occasionally become impaired, the loans, as individually analyzed and measured, generally do not require a charge-off or reserve for loss. While our nonperforming loans as a percentage of total loans increased slightly from 0.09% to 0.13% from December 31, 2017 to March 31, 2018, 42% of those loans, by balance, were current and paying as agreed at March 31, 2018. Additionally, our classified loans as a percentage of total loans decreased 2 basis points, from 0.28% to 0.26%, over the same period.

Noninterest Income

Noninterest income increased by $143 thousand to $1.0 million for the three months ended March 31, 2018 from $882 thousand for the three months ended March 31, 2017.

The following table presents the major components of our noninterest income for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB stock dividends	$594	$633	$(39)	(6.2)%
Fee income	313	337	(24)	(7.1)%
Loss on sale of loans	—	(163)	163	(100.0)%
Earnings on CSV life insurance	53	49	4	8.2%
Other	65	26	39	150.0%
Total noninterest income	$1,025	$882	$143	16.2%
Loss on sale of loans. There were no gains on the sale of loans, including the change in fair value of loans held for sale for the three months ended March 31, 2018 as compared to a net loss of $163 thousand for the same period ended March 31, 2017. Losses on sale of loans for the three months ended March 31, 2017 consisted solely of mortgage banking activity and was primarily caused by increased pipeline fall out as we exited that activity.

Noninterest Expense

Our noninterest expense decreased $10 thousand, or 0.1%, to $14.7 million for the three months ended March 31, 2018 from $14.7 million for the three months ended March 31, 2017.

The following table presents the components of our noninterest expense for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$9,619	$10,197	$(578)	(5.7)%
Deposit insurance premium	432	398	34	8.5%
Occupancy	1,296	1,298	(2)	(0.2)%
Depreciation and amortization	714	735	(21)	(2.9)%
Professional and regulatory fees	398	185	213	115.1%
Marketing	213	179	34	19.0%
Data processing	788	790	(2)	(0.3)%
Operating	1,025	1,039	(14)	(1.3)%
Other	228	(118)	346	(293.2)%
Total noninterest expense	$14,713	$14,703	$10	0.1%

Compensation and related benefits. Compensation and related benefits expense decreased by $578 thousand, or 5.7%, to $9.6 million for the three months ended March 31, 2018 from $10.2 million for the same period in 2017. The decrease in expense was primarily due to a net decrease of $546 thousand in incentive compensation and severance payments related to the discontinued mortgage banking operations in the first quarter of 2017. We employed 267 full time equivalent employees at both March 31, 2018 and March 31, 2017.

Professional and regulatory fees. Professional and regulatory fees increased by $213 thousand, or 115.1%, to $398 thousand for the three months ended March 31, 2018 from $185 thousand for the same period in 2017 primarily due to greater third party audit costs in relation to our recent conversion from a private company to a public company as a result of our IPO in December 2017. In addition, regulatory fees increased due to the timing of a change in the Bank’s charter. On September 9, 2016, we converted the Bank from a federally chartered savings and loan to a California state commercial bank. As a result, the DBO and the FDIC are our primary bank regulators, while the Federal Reserve remains the primary federal regulator for the Company. Given the timing of our charter change, we were not assessed any DBO regulatory fees during the first six months of 2017.

Other. Other noninterest expense increased by $346 thousand, or 293.2%, to $228 thousand for the three months ended March 31, 2018 from $(118) thousand for the same period in 2017. Other noninterest expense includes provisions for (expense) or reversals of (income) reserves for off balance sheet liabilities such as undisbursed funds on loans and lines of credit and early payoff/default obligations on sold loans. For the three months ended March 31, 2018 and 2017, a provision for off-balance sheet reserves of $133 thousand and a reversal of off-balance sheet reserves of $309 thousand, respectively, were recorded in other noninterest expense for these purposes. The increase in reserves related to off-balance sheet risk period over period reflects an increase in required reserves for unfunded construction loan balances. Other noninterest expense also includes the cost of issuing forgivable down payment assistance loans to borrowers with low-to-moderate income and/or with collateral property located in low-to-moderate income census tracts. As we do not expect to collect any interest or principal on these loans, they are recorded as an expense at the time of origination. For the three months ended March 31, 2018 and 2017, these loans totaled $27 thousand and $94 thousand, respectively. Other noninterest expense also includes miscellaneous other office costs such as guard services, moving expenses and shredding services.

Income Tax Expense

For the three months ended March 31, 2018, we recorded an income tax expense of $4.2 million as compared to income tax expense of $425 thousand for the three months ended March 31, 2017 with effective tax rates of 27.3% and 3.3%, respectively. We elected to be taxed as an S Corporation until December 1, 2017, at which time we revoked our election in connection with our initial public offering. Prior to December 1, 2017, we did not pay corporate U.S. federal income tax on our taxable income. Instead, our taxable income was ‘‘passed through’’ to our shareholders. Our tax expense for the three months ended March 31, 2018 reflects our liability for both federal and state taxes as a C Corporation. See ‘‘S Corporation Status’’ above for a discussion of our status as an S Corporation and ‘‘Pro Forma Income Tax Expense and Net Income’’ below for a discussion on what our income tax expense and net income would have been had we been taxed as a C Corporation.

Pro Forma Income Tax Expense and Net Income

In connection with our IPO, we revoked our “Subchapter S” corporation election on December 1, 2017. Prior to that date, as an S-Corporation, we had no U.S. federal income tax expense. We calculate our pro forma net income by adding back our franchise S Corporation tax to net income, and using a combined C Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. Our net income for the three months ended March 31, 2018 and 2017 was $11.1 million and $12.3 million, respectively. Had we been subject to U.S. federal income tax during the three months ended March 31, 2017, on a pro forma basis, our provision for combined federal and state income tax would have been $5.3 million. As a result of the foregoing factors, our pro forma net income (after U.S. federal and California state income tax) for the three months ended March 31, 2018 and 2017 would have been $11.1 million and $7.4 million, respectively.

Financial condition - As of March 31, 2018 and December 31, 2017

Total assets as of March 31, 2018 were $6.0 billion compared to $5.7 billion at December 31, 2017, an increase of $329.5 million or 5.8%. The increase was primarily driven by an increase in gross loans of $284.9 million. We funded $477.9 million of loans during the three months ended March 31, 2018, which was reduced primarily by normal loan amortization and loan payoffs. Our loan growth was funded through deposits and FHLB advances. Deposits increased by $162.8 million, or 4.1%, to $4.1 billion as of March 31, 2018 from $4.0 billion as of December 31, 2017. FHLB advances increased by $168.9 million, or 17.1%, to $1.2 billion as of March 31, 2018.

Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of March 31, 2018 and December 31, 2017 our total loans amounted to $5.3 billion and $5.0 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of March 31, 2018		As of December 31, 2017
(Dollars in thousands)	Amount	% of total loans	Amount	% of total loans
Real estate loans held-for-investment
Multifamily residential	$3,076,356	58.2%	$2,887,438	57.7%
Single family residential	2,042,624	38.7%	1,957,546	39.2%
Other:
Commercial real estate	125,445	2.4%	112,492	2.3%
Construction and land	36,320	0.7%	41,165	0.8%
Non-mortgage	100	—%	50	—%
Total loans held-for-investment	5,280,845	100.0%	4,998,691	100.0%
Unamortized Deferred Loan Costs	45,564		42,856
Total loans	$5,326,409		$5,041,547

There were no loans held for sale at March 31, 2018 or December 31, 2017.

Over the past few years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly. Our primary focus remains multifamily real estate lending, which constitutes 58% of our portfolio at March 31, 2018. Single family residential lending, which we entered in 2006, is our secondary lending emphasis and represents 39% of our portfolio at March 31, 2018.

We recognize that these two loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 473.6% and 448.5% as of March 31, 2018 and December 31, 2017, respectively. Our non-construction single family loans as a percentage of risk-based capital were 316.8% and 306.4% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At March 31, 2018, 62%, 26% and 12% of our real estate loans were collateralized by properties in southern California counties, northern California counties and in Washington, respectively. At December 31, 2017, our collateral footprint was similar at 62%, 26% and 12% for southern California counties, northern California counties and in Washington, respectively.

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

We have a small portfolio of construction loans with commitments (funded and unfunded) totaling $44.5 million and $53.1 million at March 31, 2018 and December 31, 2017, respectively. These loans consist primarily of single family, owner-occupied construction loans that were accommodated as part of our retail mortgage banking operations. As a result of the recent northern California fires impacting our local community, we plan to expand our construction lending to help rebuild homes in the affected areas.

The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended March 31,
(Dollars In thousands)	2018	2017
Loan Inflows:
Loans originated:
Multifamily residential	$241,760	$410,172
Single family residential	215,248	123,906
Commercial real estate	20,795	16,698
Construction and land	—	14,509
Non-mortgage	50	—
Mortgage banking originations	—	18,041
Total loans originated	477,853	583,326

Loan Outflows:
Portfolio loan sales	—	—
Mortgage banking loan sales	—	(24,692)
Loan principal reductions and payoffs	(200,117)	(254,155)
Other (1)	7,126	(3,211)
Total loan outflows	(192,991)	(282,058)

Net increase in total loan portfolio	$284,862	$301,268

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments and may include foreclosures, charge-offs and negative amortization.

Total loan origination volume has increased significantly over the past few years as we have made investments in both experienced lending staff as well as front-end loan origination systems allowing us to be more competitive in our markets. MFR loan originations were higher during the first quarter of 2017 due to anticipated loan sales during 2017. The fluctuation in SFR originations was primarily attributable to an increase in customer demand experienced during the first quarter of 2018 compared to the same period last year. In September 2017, we closed a multifamily securitization transaction. The primary purpose of this transaction was to enable us to redeploy capital and funding to support higher-yielding assets while also reducing our reliance on wholesale funding, improving liquidity measures and reducing our concentration of multifamily loans.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At March 31, 2018, our multifamily real estate portfolio had an average loan balance of $1.5 million, an average unit count of 15.6 units, a weighted average loan to value of 56.7% and a weighted average debt service coverage ratio of 1.58, as compared to an average loan balance of $1.5 million, an average unit count of 15.4 units, a weighted average loan to value of 56.6% and a weighted average debt service coverage ratio of 1.54 and at December 31, 2017.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide refinancings. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At March 31, 2018, our single family residential real estate portfolio had an average loan balance of $880 thousand, a weighted average loan to value of 64.9% and a weighted average credit score at origination/refreshed of 749. Our single family residential real estate portfolio had an average loan balance of $865 thousand, a weighted average loan to value of 65.1% and a weighted average credit score at origination/refreshed of 748 at December 31, 2017.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on non-residential commercial real estate. Our commercial real estate loans are generally used to finance the purchase of established multi-tenant industrial, office and retail sites. At March 31, 2018, our commercial real estate portfolio had an average loan balance of $1.9 million, a weighted average loan to value of 59.3% and a weighted average debt service coverage ratio of 1.56, as compared to an average loan balance of $1.8 million, a weighted average loan to value of 59.0% and a weighted average debt service coverage ratio of 1.52 at December 31, 2017. Our business plan provides for increased emphasis on this product through marketing and cross-selling efforts.

Other. Other categories of loans included in our portfolio include construction loans and non-mortgage loans. Construction loans currently consist primarily of single family owner-occupied construction projects. The non-mortgage loans in our portfolio were provided in support of community investment efforts.

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

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Non-accrual loans
Multifamily residential portfolio	$1,564	$2,246
Single family residential portfolio	5,397	4,135
Commercial real estate	—	656
Construction and land	—	—
Non-mortgage	—	—
Total non-accrual loans	$6,961	$7,037
Real estate owned	—	—
Total nonperforming assets	$6,961	$7,037
Troubled debt restructurings (performing - not included above)	$4,814	$4,857
Allowance for loan losses to period end nonperforming loans	459.42%	430.75%
Nonperforming loans to period end loans	0.13%	0.14%
Nonperforming assets to total assets	0.12%	0.12%
Nonperforming loans plus performing TDRs to total loans	0.22%	0.24%

When assessing whether a loan should be placed on non-accrual status because contractual payment appears doubtful, consideration is given to the information we collect on an annual basis from commercial real estate borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.

For the three months ended March 31, 2018 and 2017, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three months ended March 31, 2018 and 2017, the Company recorded $54 thousand and $56 thousand, respectively, of interest income related to performing TDR loans.

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Loans held-for-investment	$5,280,845	$4,689,750
Allowance for loan losses at beginning of period	$30,312	$33,298
Charge-offs:
Multifamily residential	—	—
Single family residential	—	—
Commercial real estate	—	—
Construction and land	—	—
Non-mortgage	—	—
Total charge-offs	—	—
Recoveries:
Multifamily residential	—	—
Single family residential	3	3
Commercial real estate	90	—
Construction and land	75	89
Non-mortgage	—	—
Total recoveries	168	92
Net recoveries	168	92
Provision for loan losses	1,500	309
Allowance for loan losses at period end	$31,980	$33,699
Allowance for loan losses to period end loans held-for-investment	0.60%	0.71%
Annualized net recoveries to average loans	0.01%	0.01%

Investment Portfolio

Our total securities held-for-investment and available-for-sale amounted to $550.7 million at March 31, 2018 and $510.2 million at December 31, 2017. Our investment portfolio is generally comprised of government agency securities which are high-quality liquid investments under Basel III. The portfolio is primarily maintained to serve as a contingent, on-balance sheet source of liquidity and as such, is kept unencumbered. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk which is reflective in the yields obtained on those securities. Most of our securities are classified as available-for-sale, although we occasionally purchase long-term fixed rate mortgage backed securities or municipal securities for community reinvestment purposes and classify those as held-to-maturity.

The following table presents the book value of our investment portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2018		December 31, 2017
	Book Value	% of Total	Book Value	% of Total
Available-for-sale:
(At fair value)
Government Sponsored Entities:
Mortgage-backed securities	$351,492	63.82%	$312,919	61.33%
Agency bonds	116,515	21.16%	117,222	22.98%
Collateralized mortgage obligations	44,970	8.17%	47,168	9.24%
SBA securities	12,988	2.36%	13,302	2.61%
CRA Qualified Investment Fund (CRAIX)	11,504	2.09%	11,693	2.29%
U.S. Treasury 10 year note	971	0.18%	984	0.19%
Total available-for-sale	538,440	97.78%	503,288	98.64%

Held-to-maturity:
(At amortized cost)
Government Sponsored Entities:
Mortgage-backed securities	11,956	2.17%	6,636	1.30%
Other investments	281	0.05%	285	0.06%
Total held-to-maturity	12,237	2.22%	6,921	1.36%
Total investment securities	$550,677	100.00%	$510,209	100.00%

At March 31, 2018, there was no issuer, other than U.S. government agencies where the aggregate book value or market value of such issuer’s securities held by the Company exceed 10% of our stockholders’ equity.

Liabilities

Total liabilities as of March 31, 2018 were $5.5 billion compared to $5.2 billion at December 31, 2017, an increase of $325.5 million, or 6.3%. The increase was chiefly driven by an increase in total deposits of $162.8 million and an increase of $168.9 million in FHLB advances. The growth in deposits and FHLB advances period over period was instrumental in supporting our continued growth in real estate loans.

Deposits

Representing 75.1% of our total liabilities as of March 31, 2018, deposits are our primary source of funding for our business operations. We believe we will maintain and grow our deposit customer base in a rising rate environment without the need to match increases in the federal funds target rate point for point, or to compete solely on the basis of rate, and without materially increasing our cost of funds in the near term. This belief is based on our steady funding costs over the past three years coupled with our strong customer relationships, evidenced in part by increased deposits over the same period of time, as well as our reputation as a safe, sound, secure, well-capitalized institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with new emphasis placed on specialty, business and online affiliations, and transactional deposits. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits from deposit brokers.

Total deposits increased by $162.8 million, or 4.1%, to $4.1 billion at March 31, 2018 from $4.0 billion as of December 31, 2017. Deposit increases were attributed to both organic retail deposit growth from our existing nine branches coupled with growth in wholesale deposits. Given our consistently high retention rate at renewal, we consider all our retail deposits, including time deposits, to be core deposits. We expect to continue to maintain approximately half of our deposits balance in time deposits.

Our loan to deposit ratio was 129.47% and 127.59% at March 31, 2018 and December 31, 2017, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to fund loan growth, as well as a large proportion of our assets being comprised of real estate loans which generally provide a better yield than the high-quality liquid investments that we typically hold for contingent liquidity purposes. We intend to continue to operate our business with a loan to deposit ratio similar to these levels.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended
	March 31, 2018			March 31, 2017
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Transaction accounts (1)	$224,674	0.72%	5.6%	$205,712	0.68%	5.9%
Money market demand accounts	1,507,614	0.88%	37.6%	1,545,433	0.76%	44.6%
Time deposits	2,274,818	1.44%	56.8%	1,716,304	1.18%	49.5%
	$4,007,106	1.19%	100.0%	$3,467,449	0.96%	100.0%
(1) Transaction accounts include both interest bearing and non-interest bearing deposits.

The following table sets forth the maturity of time deposits as of March 31, 2018:

(in thousands except for column headings and percentages)	Under $100,000	$100,000 and greater
Remaining maturity:
Three months or less	$59,250	$691,822
Over three through six months	54,643	322,565
Over six through twelve months	109,132	558,155
Over twelve months	106,456	496,675
Total	$329,481	$2,069,217
Percent of total deposits	8.01%	50.30%

The Company had certificates of deposit that meet or exceed the FDIC Insurance limit of $250 thousand of $1.2 billion at March 31, 2018. At the same date, the Company had $295.9 million of brokered deposits.

FHLB Advances and Other Borrowings

In addition to deposits, we utilize short and long-term collateralized FHLB borrowings to fund our loan growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances at March 31, 2018 were $1.2 billion compared to $989.3 million at December 31, 2017, an increase of $168.9 million, or 17.1%. The increase in FHLB advances was a result of borrowing to support our strong loan growth.

Historically, we have utilized other instruments such as trust preferred securities and senior debt at the bank holding company level as a source of capital for our Bank to support asset growth. We have established two trusts, or Trusts, of which we own all the common securities, that have issued trust preferred securities, or Trust Securities, to investors in private placement transactions. The proceeds of the securities qualify as Tier 1 capital under the final Dodd Frank regulations for community banks with total assets less than $15 billion. In accordance with GAAP, the Trusts are not consolidated in our balance sheet but rather the common securities are included in our other assets and the junior subordinated debentures, or Notes, issued to the Trusts are shown as a liability. The following table is a summary of our outstanding Trust Securities and related Notes as of March 31, 2018 (dollars in thousands):

Issuer	Issuance Date	Amount of Trust Securities	Amount of Notes	Redemption Date	Maturity Date
Luther Burbank Statutory Trust I	March 2006	$40,000	$41,238	June 15, 2011	June 15, 2036
Quarterly adjustments - three month Libor plus 1.38%
(3.505% at March 31, 2018)
Luther Burbank Statutory Trust II	March 2007	$20,000	$20,619	June 15, 2012	June 15, 2037
Quarterly adjustments - three month Libor plus 1.62%
(3.745% at March 31, 2018)

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

The following table presents information regarding our FHLB advances and other borrowings as of and for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017

FHLB advances
Average amount outstanding during the period	$1,070,087	$1,084,904
Maximum amount outstanding at any month-end during the period	1,158,153	1,157,480
Balance outstanding at end of period	1,158,153	1,157,480
Weighted average maturity (in years)	1.2	1.4
Weighted average interest rate at end of period	1.98%	1.22%
Weighted average interest rate during the period	1.80%	1.21%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857
Weighted average maturity (in years)	18.8	19.8
Weighted average interest rate at end of period	3.58%	2.52%
Weighted average interest rate during the period	3.15%	2.46%

Senior unsecured term notes
Balance outstanding at end of period	$94,195	$94,061
Weighted average maturity (in years)	6.6	7.6
Weighted average interest rate at end of period	6.70%	6.71%
Weighted average interest rate during the period	6.70%	6.71%

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

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Outstanding at period end	$480,500	$579,800
Average amount outstanding	457,425	564,900
Maximum amount outstanding at any month end	495,700	579,800
Weighted average interest rate:
During period	1.61%	0.66%
End of period	1.90%	0.72%

Stockholders’ Equity

Stockholders’ equity totaled $553.8 million and $549.7 million at March 31, 2018 and December 31, 2017, respectively.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated statements of financial condition in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business including commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. In conjunction with mortgage banking activities, we enter into forward sales contracts to hedge interest rate risk involved with interest rate lock commitments on loans. Given our exit from mortgage banking activities, the volume of both forward sales and written option contracts have decreased from prior periods. The following is a summary of our off-balance commitments outstanding as of the dates presented.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commitments to fund loans held-for-investment	$114,832	$65,767

In connection with our Freddie Mac multifamily loan securitization in 2017, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $1.7 million as of March 31, 2018, which is included in other liabilities and accrued expenses on the consolidated statements of financial condition. Please refer to "Factors Affecting Comparability of Financial Results - Multifamily Securitization Transaction" in Part I, Item 2. "Management's Discussion and Analysis" for additional information regarding the securitization.

We guarantee the distributions and payments for redemption or liquidation of the Trust Securities issued by the Trusts to the extent of funds held by the Trusts. Although this guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on our consolidated statements of financial condition as junior subordinated debentures held by the Trusts. The junior subordinated debentures currently qualify as Tier 1 capital under the Federal Reserve capital adequacy guidelines. With the exception of our obligations in connection with its Trust Securities and the items detailed above, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Contractual Obligations

The following table presents, as of March 31, 2018, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", ‘‘Commitments and Contingencies,’’ in the notes to our unaudited consolidated financial statements.

		Payments Due by Period
As of March 31, 2018		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$2,398,698	$1,776,864	$598,297	$23,537	$—
FHLB advances (1)	1,158,153	531,000	575,000	50,600	1,553
Senior debt (1)	95,000	—	—	—	95,000
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases (net of sublease income)	18,242	4,665	7,178	5,013	1,386
Significant contract (2)	4,207	1,354	2,707	146	—
Total	$3,736,157	$2,313,883	$1,183,182	$79,296	$159,796
(1) Amounts exclude interest
(2) We have one significant, long-term contract for core processing services which expires May 9, 2021. Actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using our March 31, 2018 year to date average monthly expense extrapolated over the remaining life of the contract.

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

Our total deposits at March 31, 2018 and December 31, 2017 were $4.1 billion and $4.0 billion, respectively. Based on the values of loans pledged as collateral, we had $689.4 million of additional borrowing capacity with the FHLB at March 31, 2018. Based on the values of loans pledged as collateral, we had $180.0 million of borrowing capacity with the FRB at March 31, 2018. There were no outstanding advances with the FRB at March 31, 2018. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at March 31, 2018, none of which was advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Cash balances at correspondent banks totaled $67.8 million at March 31, 2018.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of March 31, 2018 and December 31, 2017, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At March 31, 2018, the capital conservation buffer was 1.875%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

	Actual		Minimum Regulatory Requirement		Minimum Capital Adequacy with Capital Buffer		Minimum Regulatory Requirement for "Well- Capitalized" Institution under prompt corrective action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of March 31, 2018
Tier 1 Leverage Ratio	$619,209	10.57%	$241,612	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	557,352	15.55%	161,342	4.50%	$228,568	6.38%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	619,209	17.27%	215,123	6.00%	282,348	7.88%	N/A	N/A
Total Risk-Based Capital Ratio	653,367	18.22%	286,830	8.00%	354,056	9.88%	N/A	N/A
As of December 31, 2017
Tier 1 Leverage Ratio	$615,010	11.26%	$218,499	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	553,153	16.05%	155,107	4.50%	$198,192	5.75%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	615,010	17.84%	206,809	6.00%	249,894	7.25%	N/A	N/A
Total Risk-Based Capital Ratio	647,421	18.78%	275,746	8.00%	318,831	9.25%	N/A	N/A

Luther Burbank Savings
As of March 31, 2018
Tier 1 Leverage Ratio	$696,502	11.90%	$241,507	4.00%	N/A	N/A	$301,884	5.00%
Common Equity Tier 1 Risk-Based Ratio	696,502	19.44%	161,225	4.50%	$228,402	6.38%	232,880	6.50%
Tier 1 Risk-Based Capital Ratio	696,502	19.44%	214,966	6.00%	282,143	7.88%	286,622	8.00%
Total Risk-Based Capital Ratio	730,660	20.39%	286,622	8.00%	353,799	9.88%	358,277	10.00%
As of December 31, 2017
Tier 1 Leverage Ratio	$685,434	12.54%	$218,585	4.00%	N/A	N/A	$273,232	5.00%
Common Equity Tier 1 Risk-Based Ratio	685,434	19.90%	154,980	4.50%	$198,030	5.75%	223,859	6.50%
Tier 1 Risk-Based Capital Ratio	685,434	19.90%	206,640	6.00%	249,689	7.25%	275,519	8.00%
Total Risk-Based Capital Ratio	717,845	20.84%	275,519	8.00%	318,569	9.25%	344,399	10.00%

Impact of Inflation and Changing Prices

Our unaudited consolidated financial statements and related notes have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods or services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at March 31, 2018. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
March 31, 2018
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	(35.0)	(27.5)%
+300 BP	(22.8)	(18.0)%
+200 BP	(12.9)	(10.2)%
+100 BP	(5.9)	(4.6)%
-100 BP	7.6	5.9%
The NII at Risk reported at March 31, 2018 reflects that our earnings are in a liability sensitive position in which an increase in short-term interest rates is expected to generate lower net interest income. At March 31, 2018 all NII stress tests measures were within our board established limits.
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

Interest Rate Risk to Capital (EVE)
March 31, 2018
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	(378.0)	(63.1)%
+300 BP	(251.4)	(41.9)%
+200 BP	(146.9)	(24.5)%
+100 BP	(63.9)	(10.7)%
-100 BP	54.1	9.0%
The EVE at Risk reported at March 31, 2018 reflects that our market value of capital is in a liability sensitive position in which an increase in short-term interest rates is expected to generate lower market values of capital. At March 31, 2018 all EVE stress tests measures were within our board established limits.

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
The following table summarizes our two derivative instruments and FHLB borrowings utilized by us as interest rate risk hedge positions as of March 31, 2018:

		March 31, 2018
(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate cap	Cash Flow Hedge	3	$50,000	$1	$—
Interest rate cap	Cash Flow Hedge	12	50,000	9	—
FHLB fixed rate advance	With embedded cap	15	75,000	—	—
FHLB fixed rate advance	With embedded cap	18	75,000	—	—
FHLB fixed rate advance	With embedded cap	19	30,000	—	—
FHLB fixed rate advance	With embedded cap	19	45,000	—	—
FHLB variable rate advance	With embedded cap	22	50,000	—	—
FHLB fixed rate advance	With embedded cap	23	50,000	—	—
FHLB fixed rate advance	With embedded cap	25	50,000	—	—
FHLB fixed rate advance	With embedded cap	35	100,000	—	—
FHLB fixed rate advance	With embedded cap	35	50,000	—	—
FHLB fixed rate advance	With embedded cap	60	50,000	—	—
			$675,000	$10	$—
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO and all positions over and above the minimum transfer amounts are secured by marketable securities or cash.

Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2018, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II.

Item 1. Legal Proceedings
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

Item 1A. Risk Factors
There were no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases or unregistered sales of the Company’s stock during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Luther Burbank Corporation (incorporated by reference to Exhibit 3.1 to the Current Report filed on Form 8-K by Luther Burbank Corporation on April 27, 2018)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income (Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders' Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUTHER BURBANK CORPORATION

DATED: MAY 10, 2018                By: /s/ John G. Biggs
John G. Biggs
President and Chief Executive Officer

DATED: MAY 10, 2018                By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer