Form 10-Q
period 2018-06-30
Luther Burbank Corp
filed 2018-08-09
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

As of August 3, 2018, there were 56,548,614 shares of the registrant’s common stock, no par value, outstanding.

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

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Cash and cash equivalents	$76,018	$75,578
Available for sale investment securities, at fair value	583,035	503,288
Held to maturity investment securities, at amortized cost (fair value of $11,725 and $6,925 at June 30, 2018 and December 31, 2017, respectively)	12,009	6,921
Loans held for sale	21,575	—
Loans receivable, net of allowance for loan losses of $33,358 and $30,312 as of June 30, 2018 and December 31,2017, respectively	5,701,559	5,011,235
Accrued interest receivable	18,310	14,901
Federal Home Loan Bank ("FHLB") stock, at cost	32,995	27,733
Premises and equipment, net	21,870	22,452
Goodwill	3,297	3,297
Prepaid expenses and other assets	39,565	38,975

Total assets	$6,510,233	$5,704,380

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$4,592,155	$3,951,238
Federal Home Loan Bank advances	1,150,746	989,260
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $772 and $839 at June 30, 2018 and December 31, 2017, respectively)	94,228	94,161
Accrued interest payable	3,304	1,781
Other liabilities and accrued expenses	45,763	56,338

Total liabilities	5,948,053	5,154,635

Commitments and contingencies (Note 17)

Stockholders' equity:
Common stock, no par value; 100,000,000 shares authorized; 56,559,655 and 56,422,662 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	456,289	454,287
Retained earnings	113,673	102,459
Accumulated other comprehensive loss, net of taxes	(7,782)	(7,001)

Total stockholders' equity	562,180	549,745

Total liabilities and stockholders' equity	$6,510,233	$5,704,380

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$51,343	$41,173	$97,906	$79,916
Interest and dividends on investment securities	3,343	1,863	6,061	3,516
Total interest income	54,686	43,036	103,967	83,432
Interest expense:
Interest on deposits	14,560	9,058	26,492	17,371
Interest on FHLB advances	6,823	4,260	11,643	7,537
Interest on junior subordinated deferrable interest debentures	567	408	1,054	788
Interest on senior debt	1,577	1,577	3,154	3,154
Total interest expense	23,527	15,303	42,343	28,850
Net interest income before provision for (reversal of) loan losses	31,159	27,733	61,624	54,582
Provision for (reversal of) loan losses (Note 3)	1,300	(6,481)	2,800	(6,172)
Net interest income after provision for (reversal of) loan losses	29,859	34,214	58,824	60,754
Noninterest income:
Increase in cash surrender value of life insurance	48	47	101	95
Net loss on sale/fair value adjustments of loans	—	(693)	—	(856)
FHLB dividends	509	562	1,103	1,195
Other income	260	285	638	649
Total noninterest income	817	201	1,842	1,083
Noninterest expense:
Compensation and related benefits	9,199	9,523	18,818	19,720
Deposit insurance premium	467	431	899	829
Professional and regulatory fees	503	840	901	1,025
Occupancy	1,304	1,223	2,600	2,521
Depreciation and amortization	694	728	1,408	1,463
Data processing	807	797	1,595	1,587
Marketing	561	205	774	384
Other expenses	1,387	1,093	2,640	2,013
Total noninterest expense	14,922	14,840	29,635	29,542
Income before provision for income taxes	15,754	19,575	31,031	32,295
Provision for income taxes	4,528	654	8,703	1,079
Net income	$11,226	$18,921	$22,328	$31,216

Basic earnings per common share	$0.20	$0.45	$0.40	$0.74
Diluted earnings per common share	$0.20	$0.45	$0.39	$0.74
Weighted average common shares outstanding - basic	56,190,970	42,000,000	56,190,970	42,000,000
Weighted average common shares outstanding - diluted	56,820,076	42,000,000	56,787,615	42,000,000

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$11,226	$18,921	$22,328	$31,216
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale investment securities:
Unrealized holding (loss) gain arising during the period	(941)	183	(3,912)	791
Tax effect	272	(6)	1,115	(27)
Net of tax	(669)	177	(2,797)	764
Unrealized gain on cash flow hedge:
Unrealized holding gain arising during the period	192	85	373	135
Tax effect	(55)	(3)	(107)	(4)
Net of tax	137	82	266	131
Total other comprehensive (loss) income	(532)	259	(2,531)	895
Comprehensive income	$10,694	$19,180	$19,797	$32,111

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive (Loss) Income (Net of Taxes)		Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities	Cash Flow Hedge
	Shares	Amount
Balance, December 31, 2016	42,000,000	$2,262	$407,648	$(4,374)	$(1,161)	$404,375
Comprehensive income:
Net income	—	—	31,216	—	—	31,216
Other comprehensive income	—	—	—	764	131	895
Cash dividends ($0.48 per share)	—	—	(20,200)	—	—	(20,200)
Balance, June 30, 2017	42,000,000	$2,262	$418,664	$(3,610)	$(1,030)	$416,286

Balance, December 31, 2017	56,422,662	$454,287	$102,459	$(6,214)	$(787)	$549,745
Comprehensive income:
Net income	—	—	22,328	—	—	22,328
Other comprehensive (loss) income	—	—	—	(2,797)	266	(2,531)
Reclassification of prior year tax benefit related to re-measuring deferred taxes on items recorded to other comprehensive income	—	—	(1,750)	1,529	221	—
Issuance of restricted stock awards	131,140	—	—	—	—	—
Vested restricted stock units	12,710	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(4,057)	(49)	—	—	—	(49)
Restricted stock forfeitures	(2,800)	(3)	0	—	—	(3)
Stock-based compensation expense	—	2,054	—	—	—	2,054
Cash dividends ($0.17 per share)	—	—	(9,364)	—	—	(9,364)
Balance, June 30, 2018	56,559,655	$456,289	$113,673	$(7,482)	$(300)	$562,180

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$22,328	$31,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,408	1,463
Provision for loan losses	2,800	(6,172)
Amortization of deferred loan costs, net	4,634	4,642
Amortization of premiums on investment securities, net	1,060	695
Net loss on sale/fair value adjustment of loans	—	856
Originations of loans held for sale	—	(25,809)
Proceeds from sale of loans held for sale	—	33,618
Stock based compensation expense, net of forfeitures	2,051	—
Other items, net	(34)	(28)
Effect of changes in:
Accrued interest receivable	(3,409)	(2,420)
Accrued interest payable	1,523	1,890
Prepaid expenses and other assets	891	(4,205)
Other liabilities and accrued expenses	(10,575)	(2,749)
Net cash provided by operating activities	22,677	32,997
Cash flows from investing activities:
Proceeds from maturities or calls of available for sale investment securities	40,422	60,721
Proceeds from maturities or calls of held to maturity investment securities	273	331
Purchases of available for sale investment securities	(125,126)	(85,301)
Purchases of held to maturity investment securities	(5,375)	—
Net increase in loans receivable	(719,333)	(573,842)
Proceeds from sale of portfolio loans	—	26,564
Purchase of FHLB stock, net	(5,262)	(8,172)
Purchase of premises and equipment	(826)	(380)
Net cash used in investing activities	(815,227)	(580,079)
Cash flows from financing activities:
Net increase in customer deposits	640,917	347,206
Proceeds from long term FHLB advances	425,000	100,000
Net change in short term FHLB advances	(263,514)	147,687
Shares withheld for taxes on vested restricted stock	(49)	—
Cash paid for dividends	(9,364)	(20,200)
Net cash provided by financing activities	792,990	574,693
Increase in cash and cash equivalents	440	27,611
Cash and cash equivalents, beginning of period	75,578	59,208
Cash and cash equivalents, end of period	$76,018	$86,819
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$40,820	$26,960
Income taxes	$10,994	$1,590
Non-cash investing activity:
Loans transferred to held for sale	$21,575	$686,078

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

The Bank conducts its business from its headquarters in Manhattan Beach, California. It has nine full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. Additionally, there are seven loan production offices located throughout California, as well as loan production offices in King County, Washington and Clackamas County, Oregon.

On April 27, 2017, the Company declared a 200-for-1 stock split, increasing the number of issued and authorized shares from 210,000 to 42,000,000 and 500,000 to 100,000,000, respectively. The Company also declared that the stock has zero par value, whereas the stock had previously held a stated value of $8 per share (stated value not adjusted for split). Additional shares issued as a result of the stock split were distributed immediately upon issuance to the stockholders. Share and per share amounts included in the unaudited consolidated financial statements and accompanying notes reflect the effect of the split for all periods presented.

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

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2018.

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

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$11,226	$18,921	$22,328	$31,216

Weighted average basic common shares outstanding	56,190,970	42,000,000	56,190,970	42,000,000
Add: Dilutive effects of assumed vesting of restricted stock	629,106	—	596,645	—
Weighted average diluted common shares outstanding	56,820,076	42,000,000	56,787,615	42,000,000

Income per common share:
Basic	$0.20	$0.45	$0.40	$0.74
Diluted	$0.20	$0.45	$0.39	$0.74
Anti-dilutive shares not included in calculation of diluted earnings per share	—	—	—	—

2.	INVESTMENT SECURITIES

Available for Sale
The following tables summarize the amortized cost and the estimated fair value of available for sale investment securities as of the dates indicated (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2018:
Government and Government Sponsored Entities:
Mortgage-backed securities	$405,849	$281	$(6,180)	$399,950
Agency bonds	120,405	7	(4,113)	116,299
Collateralized mortgage obligations	42,550	242	0	42,792
SBA securities	11,742	—	(129)	11,613
U.S. Treasury	1,009	—	(44)	965
CRA Qualified Investment Fund	12,000	—	(584)	11,416
Total available for sale investment securities	$593,555	$530	$(11,050)	$583,035

At December 31, 2017:
Government and Government Sponsored Entities:
Mortgage-backed securities	$316,134	$112	$(3,327)	$312,919
Agency bonds	120,405	30	(3,213)	117,222
Collateralized mortgage obligations	46,920	249	(1)	47,168
SBA securities	13,427	—	(125)	13,302
U.S. Treasury	1,010	—	(26)	984
CRA Qualified Investment Fund	12,000	—	(307)	11,693
Total available for sale investment securities	$509,896	$391	$(6,999)	$503,288
Net unrealized losses on available for sale investment securities are recorded as accumulated other comprehensive income within stockholders’ equity totaling $7.5 million and $6.2 million, net of $3.0 million and $394 thousand in tax assets at June 30, 2018 and December 31, 2017, respectively. At December 31, 2017, $394 thousand of a total $1.9 million tax asset resides in accumulated other comprehensive income, while the remaining $1.5 million was included in the provision for income taxes on the consolidated statements of income related to the tax rate changes associated with the termination of S Corporation status and the change in tax law during the year ended December 31, 2017. The Company adopted ASU 2018-02 effective January 1, 2018 and reclassified the $1.5 million in stranded tax effects from the change in federal corporate tax rates on our available for sale investment securities from accumulated other comprehensive loss, net to retained earnings. There were no sales or transfers of available for sale investment securities and no gains or losses on these securities during the three or six months ended June 30, 2018 and 2017.

The following tables summarize the gross unrealized losses and fair value of available for sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Mortgage-backed securities	$167,838	$(2,008)	$172,890	$(4,172)	$340,728	$(6,180)
Agency bonds	9,713	(287)	103,579	(3,826)	113,292	(4,113)
Collateralized mortgage obligations	96	0	—	—	96	0
SBA securities	—	—	11,613	(129)	11,613	(129)
U.S. Treasury	—	—	965	(44)	965	(44)
CRA Qualified Investment Fund	4,831	(169)	6,585	(415)	11,416	(584)
Total available for sale investment securities	$182,478	$(2,464)	$295,632	$(8,586)	$478,110	$(11,050)
At June 30, 2018, the Company held 96 mortgage-backed securities of which 69 were in a loss position and 48 had been in a loss position for twelve months or more. The Company held 13 agency bonds of which 12 were in a loss position and 11 had been for twelve months or more. The Company also held 15 collateralized mortgage obligations, one of which were in an unrealized loss position. Of the total 4 SBA securities held at June 30, 2018, all 4 were in a loss position for greater than twelve months. Of the 3 total investments in CRA Qualified Investment Fund, all 3 were in a loss position and 2 had been for greater than 12 months. The Company held 1 U.S. Treasury note at June 30, 2018. This note was in a loss position for greater than 12 months.

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Mortgage-backed securities	$93,403	$(805)	$182,343	$(2,522)	$275,746	$(3,327)
Agency bonds	9,851	(148)	104,340	(3,065)	114,191	(3,213)
Collateralized mortgage obligations	1,959	(1)	—	—	1,959	(1)
SBA securities	—	—	13,302	(125)	13,302	(125)
U.S. Treasury	—	—	984	(26)	984	(26)
CRA Qualified Investment Fund	4,948	(52)	6,745	(255)	11,693	(307)
Total available for sale investment securities	$110,161	$(1,006)	$307,714	$(5,993)	$417,875	$(6,999)
At December 31, 2017, the Company held 87 mortgage-backed securities of which 68 were in a loss position and 30 had been in a loss position for twelve months or more. The Company held 13 agency bonds of which 12 were in a loss position and 11 had been for twelve months or more. The Company also held 15 collateralized mortgage obligations, 1 of which was in an unrealized loss position. Of the total 4 SBA securities held at year end, all 4 were in a loss position for greater than twelve months. Of the 3 total investments in CRA Qualified Investment Fund, all 3 were in a loss position and 2 had been for greater than 12 months. The Company held 1 U.S. Treasury note at year end. This note was in a loss position for greater than 12 months.
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the

Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018 and December 31, 2017.
As of June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.
Held to Maturity
The following tables summarize the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated (dollars in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of June 30, 2018:
Government Sponsored Entities:
Mortgage-backed securities	$11,733	$26	$(310)	$11,449
Other investments	276	—	—	276
Total held to maturity investment securities	$12,009	$26	$(310)	$11,725
As of December 31, 2017:
Government Sponsored Entities:
Mortgage-backed securities	$6,636	$73	$(69)	$6,640
Other investments	285	—	—	285
Total held to maturity investment securities	$6,921	$73	$(69)	$6,925
The following tables summarize the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
As of June 30, 2018:
Government Sponsored Entities:
Mortgage-backed securities	$10,299	$(310)	$—	$—	$10,299	$(310)
As of December 31, 2017:
Government Sponsored Entities:
Mortgage-backed securities	$1,047	$(4)	$3,029	$(65)	$4,076	$(69)
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

The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of June 30, 2018 (dollars in thousands):

	June 30, 2018
	Amortized Cost	Fair Value
Available for sale investments securities
One to five years	$118,414	$114,257
Five to ten years	—	—
Beyond ten years	3,000	3,007
Equity securities	12,000	11,416
Mortgage-backed securities and collateralized mortgage obligations	460,141	454,355
Total available for sale investment securities	$593,555	$583,035
Held to maturity investments securities
Beyond ten years	$276	$276
Mortgage-backed securities	11,733	11,449
Total held to maturity investment securities	$12,009	$11,725
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities and collateralized mortgage obligations are not included in the maturity categories above and instead are shown separately. No securities were pledged as of June 30, 2018 and December 31, 2017.

3.	LOANS RECEIVABLE
Loans receivable consist of the following (dollars in thousands):

	June 30, 2018	December 31, 2017
Permanent mortgages on:
Multifamily residential	$3,335,958	$2,887,438
Single family residential	2,167,341	1,957,546
Commercial real estate	151,610	112,492
Construction and land loans on single family residential	31,569	41,165
Non-Mortgage (‘‘NM’’) loans	100	50
Total	5,686,578	4,998,691
Deferred loan costs, net	48,339	42,856
Allowance for loan losses	(33,358)	(30,312)
Loans receivable held for investment, net	$5,701,559	$5,011,235

Certain loans have been pledged to secure borrowing arrangements (see Note 7).

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment (dollars in thousands):

	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM, and Construction	Total
Three months ended June 30, 2018
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$19,833	$9,214	$1,887	$1,046	$31,980
Provision for (reversal of) loan losses	727	881	(46)	(262)	1,300
Charge-offs	—	—	—	—	—
Recoveries	—	3	—	75	78
Ending balance allocated to portfolio segments	$20,560	$10,098	$1,841	$859	$33,358
Three months ended June 30, 2017
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$19,873	$10,097	$1,950	$1,779	$33,699
Reversal of provision for loan losses	(4,300)	(1,270)	(38)	(873)	(6,481)
Charge-offs	—	(5)	—	—	(5)
Recoveries	—	3	—	140	143
Ending balance allocated to portfolio segments	$15,573	$8,825	$1,912	$1,046	$27,356
Six months ended June 30, 2018
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$18,588	$9,044	$1,734	$946	$30,312
Provision for (reversal of) loan losses	1,972	1,048	17	(237)	2,800
Charge-offs	—	—	—	—	—
Recoveries	—	6	90	150	246
Ending balance allocated to portfolio segments	$20,560	$10,098	$1,841	$859	$33,358
Six months ended June 30, 2017
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$18,478	$11,559	$1,823	$1,438	$33,298
(Reversal of) provision for loan losses	(2,905)	(2,735)	89	(621)	(6,172)
Charge-offs	—	(5)	—	—	(5)
Recoveries	—	6	—	229	235
Ending balance allocated to portfolio segments	$15,573	$8,825	$1,912	$1,046	$27,356

The following tables summarize the allocation of the allowance for loan losses by impairment methodology (dollars in thousands):

	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM, and Construction	Total
As of June 30, 2018:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	20,560	10,073	1,841	859	33,333
Ending balance	$20,560	$10,098	$1,841	$859	$33,358
Loans:
Ending balance: individually evaluated for impairment	$1,543	$7,143	$871	$—	$9,557
Ending balance: collectively evaluated for impairment	3,334,415	2,160,198	150,739	31,669	5,677,021
Ending balance	$3,335,958	$2,167,341	$151,610	$31,669	$5,686,578
As of December 31, 2017:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	18,588	9,019	1,734	946	30,287
Ending balance	$18,588	$9,044	$1,734	$946	$30,312
Loans:
Ending balance: individually evaluated for impairment	$2,246	$8,991	$656	$—	$11,893
Ending balance: collectively evaluated for impairment	2,885,192	1,948,555	111,836	41,215	4,986,798
Ending balance	$2,887,438	$1,957,546	$112,492	$41,215	$4,998,691

The Company assigns a risk rating to all loans and periodically performs detailed reviews of all such loans to identify credit risks and to assess the overall collectability of the portfolio. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, as well as the financial performance and other characteristics of loan collateral. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into six major categories, defined as follows:

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

The following tables summarize the loan portfolio allocated by management’s internal risk ratings at June 30, 2018 and December 31, 2017 (dollars in thousands):

	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM and Construction	Total
As of June 30, 2018:
Grade:
Pass	$3,246,277	$2,140,414	$149,012	$29,654	$5,565,357
Watch	78,221	17,357	1,727	—	97,305
Special mention	4,941	5,675	—	2,015	12,631
Substandard	6,519	3,895	871	—	11,285
Total	$3,335,958	$2,167,341	$151,610	$31,669	$5,686,578
As of December 31, 2017:
Grade:
Pass	$2,847,720	$1,923,960	$106,539	$41,215	$4,919,434
Watch	25,354	20,178	4,315	—	49,847
Special mention	6,569	9,025	—	—	15,594
Substandard	7,795	4,383	1,638	—	13,816
Total	$2,887,438	$1,957,546	$112,492	$41,215	$4,998,691
The following tables summarize an aging analysis of the loan portfolio by the time past due at June 30, 2018 and December 31, 2017 (dollars in thousands):

	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of June 30, 2018:
Loans:
Multifamily residential	$660	$—	$—	$1,543	$3,333,755	$3,335,958
Single family residential	1,711	2,230	—	2,372	2,161,028	2,167,341
Commercial real estate	—	—	—	871	150,739	151,610
Land, NM, and construction	—	—	—	—	31,669	31,669
Total	$2,371	$2,230	$—	$4,786	$5,677,191	$5,686,578
As of December 31, 2017:
Loans:
Multifamily residential	$2,751	$—	$—	$2,246	$2,882,441	$2,887,438
Single family residential	4,870	3,364	—	4,135	1,945,177	1,957,546
Commercial real estate	—	—	—	656	111,836	112,492
Land, NM, and construction	—	—	—	—	41,215	41,215
Total	$7,621	$3,364	$—	$7,037	$4,980,669	$4,998,691

The following table summarizes information related to impaired loans at June 30, 2018 and December 31, 2017 (dollars in thousands):

	As of June 30, 2018			As of December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$1,543	$1,680	$—	$2,246	$2,545	$—
Single family residential	6,196	6,443	—	8,029	8,237	—
Commercial real estate	871	871	—	656	798	—
	8,610	8,994	—	10,931	11,580	—
With an allowance recorded:
Single family residential	947	947	25	962	962	25
	947	947	25	962	962	25
Total:
Multifamily residential	1,543	1,680	—	2,246	2,545	—
Single family residential	7,143	7,390	25	8,991	9,199	25
Commercial real estate	871	871	—	656	798	—
	$9,557	$9,941	$25	$11,893	$12,542	$25

The following table summarizes information related to impaired loans for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,
	2018			2017
	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$1,553	$—	$—	$2,211	$—	$—
Single family residential	7,728	38	—	7,275	47	—
Commercial real estate	218	—	—	702	—	—
	9,499	38	—	10,188	47	—
With an allowance recorded:
Single family residential	951	10	—	982	8	—
	951	10	—	982	8	—
Total:
Multifamily residential	1,553	—	—	2,211	—	—
Single family residential	8,679	48	—	8,257	55	—
Commercial real estate	218	—	—	702	—	—
	$10,450	$48	$—	$11,170	$55	$—

	Six months ended June 30,
	2018			2017
	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$1,847	$—	$—	$1,894	$—	$—
Single family residential	7,759	75	—	6,751	95	—
Commercial real estate	403	—	—	775	—	—
	10,009	75	—	9,420	95	—
With an allowance recorded:
Single family residential	1,389	27	—	986	17	—
	1,389	27	—	986	17	—
Total:
Multifamily residential	1,847	—	—	1,894	—	—
Single family residential	9,148	102	—	7,737	112	—
Commercial real estate	403	—	—	775	—	—
	$11,398	$102	$—	$10,406	$112	$—
The following table summarizes the recorded investment related to troubled debt restructurings at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Troubled Debt Restructurings:
Multifamily residential	$—	$667
Single family residential	5,503	5,653
Total recorded investment in troubled debt restructurings	$5,503	$6,320

The Company has allocated $25 thousand of allowances for loans modified in troubled debt restructurings at June 30, 2018 and December 31, 2017. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings. There were no troubled debt restructurings during the three and six months ended June 30, 2018 and 2017.

The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three and six months ended June 30, 2018 and 2017. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the six months ended June 30, 2018 and 2017 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment of $9.8 million and $17.5 million as of June 30, 2018 and June 30, 2017, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant such as delays in payment of up to 4 months.

4.	NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned (foreclosed property). The Company’s nonperforming assets and trends related to those assets at June 30, 2018 and December 31, 2017 are indicated below (dollars in thousands):

	June 30, 2018	December 31, 2017
Non-accrual loans:
Multifamily residential	$1,543	$2,246
Single family residential	2,372	4,135
Commercial real estate	871	656
Total non-accrual loans	4,786	7,037
Real estate owned	—	—
Total nonperforming assets	$4,786	$7,037
No interest income was recognized on non-accrual loans during the three and six months ended June 30, 2018 and 2017. Contractual interest not accrued on nonperforming loans during the three and six months ended June 30, 2018 totaled $62 thousand and $153 thousand, respectively, compared with $62 thousand and $109 thousand for the three and six months ended June 30, 2017, respectively.

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

	June 30, 2018	December 31, 2017
Mortgage loans serviced for:
FHLMC	$575,440	$625,545
Other financial institutions	141,471	158,136
Total mortgage loans serviced for others	$716,911	$783,681
Custodial account balances maintained in connection with serviced loans totaled $12.0 million and $5.2 million at June 30, 2018 and December 31, 2017, respectively.
Activity for mortgage servicing rights are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning Balance	$4,124	$1,153	$4,255	$1,099
Additions	—	158	—	241
Disposals	—	—	—	—
Change in fair value due to changes in assumptions	—	—	—	—
Other changes in fair value	(256)	(53)	(387)	(82)
Ending balance	$3,868	$1,258	$3,868	$1,258
Fair value as of June 30, 2018 was determined using a discount rate of 10%, prepayment speeds ranging from 5.9% to 70.4%, depending on the stratification of the specific right, and a weighted average default rate of 5%. Fair value as of December 31, 2017 was determined using a discount rate of 10%, prepayment speeds ranging from 5.8% to 70.4%, depending on the stratification of the specific right, and a weighted average default rate of 5%.

6.	DEPOSITS
A summary of deposits at June 30, 2018 and December 31, 2017 is as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Certificate accounts	$2,962,858	$2,242,682
Money market savings	1,306,189	1,389,425
NOW accounts	173,120	203,159
Money market checking	82,447	85,073
Non-interest bearing demand	67,541	30,899
	$4,592,155	$3,951,238

The Company had certificates of deposit with a denomination of $100 thousand or more totaling $2.6 billion and $1.9 billion at June 30, 2018 and December 31, 2017, respectively.

The Company had certificates of deposit that meet or exceed the FDIC Insurance limit of $250 thousand of $1.0 billion and $1.1 billion at June 30, 2018 and December 31, 2017, respectively.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $562.6 million and $278.4 million at June 30, 2018 and December 31, 2017, respectively.

Maturities of the Company’s certificate accounts at June 30, 2018 are summarized as follows (dollars
in thousands):

July 1 - December 31, 2018	$1,443,189
Year ending December 31, 2019	1,001,904
Year ending December 31, 2020	364,093
Year ending December 31, 2021	115,749
Year ending December 31, 2022	32,670
Thereafter	5,253
$2,962,858

7.	FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the Federal Home Loan Bank ("FHLB"), on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of June 30, 2018 and December 31, 2017, the Bank had pledged various mortgage loans totaling approximately $2.4 billion and $2.4 billion, respectively, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $399.7 million and $379.0 million as of June 30, 2018 and December 31, 2017, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of June 30, 2018 and December 31, 2017.

The following table discloses the Bank’s outstanding advances from the Federal Home Loan Bank of San Francisco (dollars in thousands):

			As of June 30, 2018
	Outstanding Balances		Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate
	June 30, 2018	December 31, 2017				Maturity Dates
Fixed rate short-term	$148,100	$411,600	2.08%	2.08%	2.08%	July 2018
Fixed rate long-term	852,646	427,660	1.38%	7.69%	2.24%	July 2018 to August 2032
Variable rate long-term	150,000	150,000	2.30%	2.49%	2.37%	July 2018 to January 2020
	$1,150,746	$989,260
The Bank's available borrowing capacity based on pledged loans to the FRB and the FHLB totaled $899.6 million and $1.1 billion at June 30, 2018 and December 31, 2017, respectively.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the three months ended June 30, 2018 there was a maximum amount of short term borrowings outstanding of $489.2 million, an average amount outstanding of $325.9 million and a weighted average interest rate of 1.89%.

The following table summarizes maturities over the next five years as of June 30, 2018 (dollars in thousands):

July 1 - December 31, 2018	$323,600
Year ending December 31, 2019	275,000
Year ending December 31, 2020	150,000
Year ending December 31, 2021	150,600
Year ending December 31, 2022	—
Thereafter	251,546
$1,150,746

8.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
The Company formed wholly owned trust companies (the ‘‘Trusts’’) which issued guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (‘‘the Trust Securities’’). The Company is not considered the primary beneficiary of the Trusts and therefore, the Trusts are not consolidated in the Company’s financial statements, but rather the junior subordinated debentures are shown as a liability. The Company’s investment in the common securities of the Trusts, totaling $1.9 million, are included in other assets on the unaudited consolidated statements of financial condition. The sole asset of the Trusts are junior subordinated deferrable interest debentures (the ‘‘Notes’’).
At June 30, 2018 and December 31, 2017, the Company had two Trusts which have issued Trust Securities in a private placement transaction. The Trusts have invested the proceeds of such Trust Securities in the Notes. Each of the Notes has an interest rate equal to the corresponding Trust Securities distribution rate. The Company has the right to defer payment of interest on the Notes at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the relevant Notes. During any such extension period, distributions on the Trust Securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted.
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
The following table is a summary of the outstanding Trust Securities and Notes at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	3.72%	$41,238	2.97%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	3.96%	$20,619	3.21%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%

9.	SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The proceeds of this debt were used to retire senior unsecured term notes issued between 2009 and 2011 totaling $62.7 million, including a prepayment penalty of $243 thousand, and make an additional contribution to the Bank of $28 million in the form of paid-in capital. The balance of the proceeds, or approximately $2.7 million, was retained at the holding company to be used as cash reserves and for general corporate purposes. The following table summarizes information on these notes as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
	Principal	Unamortized debt issuance costs	Principal	Unamortized debt issuance costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$772	$95,000	$839	9/30/2024	6.50%

10.	INCOME TAXES
In connection with the initial public offering, the Company terminated its S Corporation status and became a taxable entity (“C Corporation”) on December 1, 2017. As such, any periods prior to December 1, 2017 will only reflect an effective state income tax rate.
The provision for income tax for the three and six months ended June 30, 2018 and 2017 differs from the statutory federal rate of 21% and 35%, respectively, due to the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statutory U.S. Federal Income Tax	$3,308	$6,851	$6,517	$11,303
Increase (decrease) resulting from:
Benefit of S Corporation status	—	(6,851)	—	(11,303)
State Taxes	1,596	654	2,892	1,079
Other	(376)	—	(706)	—
Provision for income taxes	$4,528	$654	$8,703	$1,079

11.	STOCK BASED COMPENSATION
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

Non-cash stock compensation expense recognized for RSAs and RSUs for the three and six months ended June 30, 2018 totaled $1.0 million and $2.1 million, respectively. No RSAs or RSUs had been granted prior to December 2017.

As of June 30, 2018, there was $6.8 million of unrecognized compensation expense related to 1,225,491 unvested RSAs and RSUs. This expense is expected to be recognized over a weighted average period of 2.08 years. As of June 30, 2018, 169,490 shares of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about restricted stock awards and restricted stock units for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	1,319,700	$10.75
Shares granted	131,140	12.77
Shares settled	(53,059)	10.75
Shares forfeited	(2,800)	10.75
End of the period balance	1,394,981	$10.97

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At June 30, 2018 and December 31, 2017, there were 2,561,359 and 2,689,699 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan.

12.	FAIR VALUE MEASUREMENTS
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
The fair value of loans held for sale recorded at level three are determined by two methodologies. The first methodology is used for single family portfolio loans that have been designated as held for sale after having been retained on the balance sheet for at least twelve months of seasoning. To be announced ("TBA") prices for Fannie Mae mortgage backed securities are provided by a third party with prices varying depending upon the underlying loan’s weighted average coupon rate. These prices are then used to determine the fair value of the loan pool using each loan’s coupon rate. As compensating evidence, the loans are also run through a valuation model taking into consideration loan level adjustments such as loan to value ratios, property type, and an estimated servicing release premium. The second methodology is used for multifamily portfolio loans that have been designated as held for sale. This analysis begins with a third party quoted price for a risk free government guaranteed security comprised of these same multifamily loans. This information is then input into an interest rate risk model to generate an option adjusted spread ("OAS"). This OAS is added to a credit risk spread, based primarily on the cost of the Freddie Mac guarantee fee, to generate a fair market value for the loan pool. Both of these methodologies are performed monthly and compared to the prior month analysis for reasonableness.
Loans held for sale which are under contract for sale are considered Level 2 in the fair value hierarchy.
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
Typical unobservable inputs used for computing the fair value of impaired loans include adjustments made by appraisers and brokers for differences between comparable property sales, net operating income assumptions and capitalization rates. Other factors considered include geographic sales trends and the values of comparable surrounding properties as well as the condition of the subject property. In measuring the fair value of impaired collateral dependent loans, the Company assumes a 100% default rate. The valuation techniques used by third party appraisers is consistent among all loan classes held by the Company due to the similarities in the type of loan collateral. For loans measured at fair value on a non-recurring basis in the Company’s loan portfolio at June 30, 2018 and December 31, 2017, adjustments made by appraisers and brokers to comparable property sales generally ranged from (10)% to 20%. Additionally, all appraisals are reviewed in accordance with Uniform Standards of Professional Appraisal Practice, or USPAP, by in house licensed appraisers who review not only the appraisal but independently search for comparable properties to ensure selected comparable properties and corresponding adjustments are appropriate. When necessary appraisal staff will adjust or reject an appraised value. The Company estimates that selling costs approximate 6% of the collateral fair value.
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

			Fair Level Measurements Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2018:
Financial assets:
Cash and cash equivalents	$76,018	$76,018	$76,018	$—	$—
Investment securities:
Available for sale	583,035	583,035	965	582,070	—
Held to maturity	12,009	11,725	—	11,725	—
Loans held for sale	21,575	21,642	—	21,642	—
Loans receivable, net	5,701,559	5,673,337	—	—	5,673,337
Accrued interest receivable	18,310	18,310	91	1,526	16,693
Federal Home Loan Bank stock	32,995	N/A	N/A	N/A	N/A
Interest Rate Cap Premium	5	5	—	5	—
Financial liabilities:
Deposits	$4,592,155	$4,546,837	$1,629,436	$2,917,401	$—
FHLB advances	1,150,746	1,151,622	—	1,151,622	—
Junior subordinated deferrable interest debentures	61,857	58,017	—	58,017	—
Senior debt	94,228	98,325	—	98,325	—
Accrued interest payable	3,304	3,304	—	3,304	—
As of December 31, 2017:
Financial assets:
Cash and cash equivalents	$75,578	$75,578	$75,578	$—	$—
Investment securities:
Available for sale	503,288	503,288	984	502,304	—
Held to maturity	6,921	6,925	—	6,925	—
Loans receivable, net	5,011,235	5,022,250	—	—	5,022,250
Accrued interest receivable	14,901	14,901	27	1,320	13,554
Federal Home Loan Bank stock	27,733	N/A	N/A	N/A	N/A
Interest rate cap premium	1	1	—	1	—
Financial liabilities:
Deposits	$3,951,238	$3,917,999	$1,708,556	$2,209,443	$—
FHLB advances	989,260	989,833	—	989,833	—
Junior subordinated deferrable interest debentures	61,857	58,624	—	58,624	—
Senior debt	94,161	104,500	—	104,500	—
Accrued interest payable	1,781	1,781	—	1,781	—
These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates
Assets and Liabilities Recorded at Fair Value
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2018 and December 31, 2017.

Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis under other accounting pronouncements (dollars in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2018:
Financial Assets:
Available for sale investment securities:
Government and Government Sponsored Entities:
Mortgage-backed securities	$399,950	$—	$399,950	$—
Agency bonds	116,299	—	116,299	—
Collateralized mortgage obligations	42,792	—	42,792	—
SBA securities	11,613	—	11,613	—
U.S. Treasury	965	965	—	—
CRA Qualified Investment Fund	11,416	—	11,416	—
Total investment securities available for sale	$583,035	965	$582,070	—
Interest rate cap premium	$5	$—	$5	$—
As of December 31, 2017:
Financial Assets:
Available for sale investment securities:
Government and Government Sponsored Entities:
Mortgage-backed securities	$312,919	$—	$312,919	$—
Agency bonds	117,222	—	117,222	—
Collateralized mortgage obligations	47,168	—	47,168	—
SBA securities	13,302	—	13,302	—
U.S. Treasury	984	984	—	—
CRA Qualified Investment Fund	11,693	—	11,693	—
Total investment securities available for sale	$503,288	$984	$502,304	$—
Interest rate cap premium	$1	$—	$1	$—
There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2018 and 2017.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date (dollars in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2017:
Impaired Loans
Single family residential	$191	$—	$—	$191
Total assets measured at fair value on a non-recurring basis	$191	$—	$—	$191
For the three and six months ended June 30, 2018, there were no charge offs on impaired loans. At

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
The company held no real estate owned at June 30, 2018 and December 31, 2017. Management periodically obtains updated valuations of properties after foreclosure.

13.	VARIABLE INTEREST ENTITIES ("VIE")
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
We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. Our reserve for estimated losses with respect to the reimbursement obligation totaled $1.6 million and $1.7 million as of June 30, 2018 and December 31, 2017, respectively, based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool.

14.	LOAN SALE AND SECURITIZATION ACTIVITIES
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

As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with generally accepted accounting principles of not less than $2.0 million. If Luther Burbank Savings’ capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At June 30, 2018, the Bank’s actual net worth was $705.2 million.
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
With respect to the securitization transaction, the Bank also has continuing involvement through a reimbursement agreement executed with Freddie Mac. To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Bank is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of September 27, 2017. We recognized a liability of $1.6 million and $1.7 million as of June 30, 2018 and December 31, 2017, respectively, for our exposure to the reimbursement agreement with Freddie Mac.
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Proceeds from loan sales	$—	$35,491	$—	$60,182
Servicing fees	396	109	804	217
The following table provides information about the loans transferred through sales or securitization and not recorded on our unaudited consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations (dollars in thousands):

	Single Family Residential	Multifamily Residential
June 30, 2018
Principal balance of loans	$27,925	$688,986
Loans 90+ days past due	—	—
Charge-offs, net	—	—
December 31, 2017
Principal balance of loans	29,772	753,909
Loans 90+ days past due	—	—
Charge-offs, net	—	—

15.	COMMITMENTS AND CONTINGENCIES
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
At June 30, 2018 and December 31, 2017, the Company had outstanding commitments of approximately $118.4 million and $65.8 million, respectively, for real estate loans. Unfunded loan commitment reserves totaled $568 thousand and $197 thousand at June 30, 2018 and December 31, 2017, respectively.
Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2018 and 2028, with certain leases containing either three, five or ten year renewal options. At June 30, 2018, minimum commitments under these non-cancellable leases with initial or remaining terms of one year or more are as follows (dollars in thousands):

July 1 - December 31, 2018	$2,708
Year ending December 31, 2019	5,117
Year ending December 31, 2020	3,723
Year ending December 31, 2021	3,267
Year ending December 31, 2022	2,419
Thereafter	3,018
$20,252

Rent expense under operating leases was $1.1 million and $2.2 million for the three and six months ended June 30, 2018, respectively, compared with $1.1 million and $2.2 million for the three and six months ended June 30, 2017, respectively.

Contingencies
The Company is involved in legal proceedings arising in the normal course of business. In the opinion of management, the outcomes of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.
Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. These balances are insured by the FDIC up to $250 thousand. At June 30, 2018 and December 31, 2017, the Company had $701 thousand and $845 thousand, respectively, in cash balances exceeding the insured amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at June 30, 2018 and December 31, 2017 and our results of operations for the three and six months ended June 30, 2018 and June 30, 2017, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings, the discussion and analysis relates to activities primarily conducted by the Bank.

Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Manhattan Beach, California with $6.5 billion in assets at June 30, 2018. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, high net worth individuals and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and purchase money mortgages on jumbo single family residential properties on the West Coast.

Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data as of and for the three and six months ended June 30, 2018 and 2017 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data as of and for the three months ended March 31, 2018 (except as otherwise noted below) are derived from our unaudited consolidated financial statements included in our previously filed Quarterly Report on Form 10-Q. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Three Months Ended			As of or For the Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Per Common Share
Diluted earnings per share	$0.20	$0.20	$0.45	$0.39	$0.74
Book value per share	$9.94	$9.79	$9.91	$9.94	$9.91
Tangible book value per share (1)	$9.88	$9.73	$9.83	$9.88	$9.83
Pro Forma Statements of Income and Per Common Share Data (1)
Pro forma net income	$11,226	$11,102	$11,353	$22,328	$18,731
Diluted pro forma earnings per share	$0.20	$0.20	$0.27	$0.39	$0.45
Selected Ratios
Return on average:
Assets	0.71%	0.76%	1.37%	0.73%	1.17%
Stockholders' equity	8.00%	7.98%	18.41%	7.99%	15.22%
Dividend payout ratio	29.41%	54.59%	54.97%	41.93%	64.71%
Net interest margin	2.00%	2.11%	2.03%	2.05%	2.07%
Efficiency ratio (1)	46.67%	46.72%	53.13%	46.69%	53.07%
Loan to deposit ratio	124.89%	129.47%	117.00%	124.89%	117.00%
Pro Forma Selected Ratios (1)
Pro forma return on average assets	0.71%	0.76%	0.82%	0.73%	0.70%
Pro forma return on average equity	8.00%	7.98%	11.04%	7.99%	9.13%
Credit Quality Ratios
Allowance for loan losses to loans	0.58%	0.60%	0.64%	0.58%	0.64%
Allowance for loan losses to nonperforming loans	696.99%	459.42%	446.77%	696.99%	446.77%
Nonperforming assets to total assets	0.07%	0.12%	0.11%	0.07%	0.11%
Net recoveries to average loans	0.01%	0.01%	0.01%	0.01%	0.01%

(1) Considered a non-GAAP financial measure. See Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - ‘‘Non-GAAP Financial Measures’’ for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Tangible book value is defined as total assets less goodwill and total liabilities. Efficiency ratio is defined as the ratio of noninterest expense to net interest income plus noninterest income. For periods prior to January 1, 2018, we calculate our pro forma net income, return on average assets and return on average equity by adding back our franchise S Corporation tax to net income, and using a combined C Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. Beginning January 1, 2018, our pro forma provision for tax expense is our actual C Corporation provision.

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

Fair Value Measurement

We use estimates of fair value in applying various accounting standards for our unaudited consolidated financial statements. Fair value is defined as the price at which an asset may be sold or a liability may be transferred in an orderly transaction between willing and able market participants. When available, fair value is measured by looking at observable market prices for identical assets and liabilities in an active market. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, prepayment speeds and credit spreads. Methods used to estimate fair value do not necessarily represent an exit price. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

Changes in the fair value of investments available-for-sale and derivatives designated as effective cash flow hedges are recorded in our unaudited consolidated statements of financial condition and other comprehensive income (loss) while changes in fair value of loans held for sale or other derivatives are recorded in the unaudited consolidated statements of financial condition and in the unaudited statements of operations.

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

Non-GAAP Financial Measures

Some of the financial measures discussed in this Quarterly Report on Form 10-Q are ‘‘non-GAAP financial measures.’’ In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in our unaudited consolidated statements of operations, statements of financial condition or statements of cash flows.

Pre-tax, pre-provision net earnings is defined as income before taxes and provision for loan losses. We believe the most directly comparable GAAP financial measure is income before taxes. Disclosure of this measure enables you to compare our operations to those of other banking companies before consideration of taxes and provision expense, which some investors may consider to be a more appropriate comparison given our S Corporation status and recaptures from the allowance for loan losses. Prior to January 1, 2018, we calculate our pro forma net income, return on average assets, return on average equity and per share amounts by adding back our franchise S Corporation tax to net income, and using a combined C Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. Beginning January 1, 2018, our pro forma income tax expense is our actual C Corporation tax provision. Net tangible book value is defined as total assets less goodwill and total liabilities. Efficiency ratio is defined as noninterest expenses divided by operating revenue, which is equal to net interest income plus noninterest income. We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

The following reconciliation tables provide a more detailed analysis of these non-GAAP financial measures:

	As of or For the Three Months Ended			As of or For the Six Months Ended
(Dollars in thousands except per share data)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Pre-tax, pre-provision net earnings
Income before taxes	$15,754	$15,277	$19,575	$31,031	$32,295
Plus: Provision for (reversal of) loan losses	1,300	1,500	(6,481)	2,800	(6,172)
Pre-tax, pre-provision net earnings	$17,054	$16,777	$13,094	$33,831	$26,123
Efficiency Ratio
Noninterest expense (numerator)	$14,922	$14,713	$14,840	$29,635	$29,542
Net interest income	31,159	30,465	27,733	61,624	54,582
Noninterest income	817	1,025	201	1,842	1,083
Operating revenue (denominator)	$31,976	$31,490	$27,934	$63,466	$55,665
Efficiency ratio	46.67%	46.72%	53.13%	46.69%	53.07%
Pro Forma Net Income
Income before provision for income taxes	$15,754	$15,277	$19,575	$31,031	$32,295
Actual/pro forma provision for income taxes	4,528	4,175	8,222	8,703	13,564
Actual/pro forma net income (numerator)	$11,226	$11,102	$11,353	$22,328	$18,731
Pro Forma Diluted Earnings Per Share
Weighted average common shares outstanding - diluted (denominator)	56,820,076	56,755,154	42,000,000	56,787,615	42,000,000
Actual/pro forma diluted earnings per share	$0.20	$0.20	$0.27	$0.39	$0.45
Pro Forma Return on Average Assets
Actual/pro forma net income (numerator)	$11,226	$11,102	$11,353	$22,328	$18,731
Average assets (denominator)	$6,310,087	$5,848,751	$5,517,404	$6,080,693	$5,345,749
Actual/pro forma return on average assets	0.71%	0.76%	0.82%	0.73%	0.70%
Pro Forma Return on Average Stockholders' Equity
Actual/pro forma net income (numerator)	$11,226	$11,102	$11,353	$22,328	$18,731
Average stockholders' equity (denominator)	$560,961	$556,661	$411,176	$558,823	$410,318
Actual/pro forma return on average stockholders' equity	8.00%	7.98%	11.04%	7.99%	9.13%

(Dollars in thousands except per share data)	June 30, 2018	March 31, 2018	June 30, 2017
Tangible Book Value Per Share
Total Assets	$6,510,233	$6,033,888	$5,669,417
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	6,506,936	6,030,591	5,666,120
Less: Total Liabilities	(5,948,053)	(5,480,137)	(5,253,131)
Tangible Stockholders' Equity (numerator)	$558,883	$550,454	$412,989
Period end shares outstanding (denominator)	56,559,655	56,561,055	42,000,000
Tangible Book Value Per Share	$9.88	$9.73	$9.83

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

As a result of our exit from retail mortgage banking and current securitization activities, gains on the sale of loans and other fee income shown as noninterest income in our unaudited consolidated statements of operations may not be directly comparable, and will likely vary, from period to period.

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

Results of operations - Three Months Ended June 30, 2018 and 2017

Overview

For the three months ended June 30, 2018, our net income was $11.2 million as compared to $18.9 million for the same period last year. The decrease of $7.7 million, or 40.7%, was attributed primarily to a $7.8 million increase in the provision for loan losses and an increase of $3.9 million in the provision for income taxes, compared to the same period last year, partially offset by an increase of $3.4 million in net interest income. Loan loss provisions recognized during the quarter ended June 30, 2018 were directly attributable to loan growth. The increase in provision for income taxes was due to the increase in tax rates associated with the revocation of our S Corporation election in conjunction with our IPO in December 2017. Pre-tax, pre-provision net earnings increased by $4.0 million, or 30.2%, for the three months ended June 30, 2018 as compared to the same period last year largely due to the additional $3.4 million in net interest income.

Net Interest Income

Net interest income increased by $3.4 million, or 12.4%, to $31.2 million for the three months ended June 30, 2018 from $27.7 million for the same period last year primarily due to growth in the average balance and yield of our loan portfolio. During the quarter ended June 30, 2018, the average balance in loans increased by $668.8 million and the yield increased by 33 basis points, compared to the same period last year. This increase was partially offset by growth in the average balance of our deposits of $648.8 million and increases in the cost of funds in connection with deposits and FHLB advances of 36 and 82 basis points, respectively. Our net interest margin of 2.00% for the three months ended June 30, 2018 decreased slightly from our net interest margin of 2.03% for the same period last year.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended June 30, 2018 and 2017. The average balances are daily averages and include both performing and nonperforming loans.

	For the Three Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Interest-Earning Assets
Multifamily residential	$3,249,423	$30,758	3.79%	$2,987,171	$25,680	3.44%
Single family residential	2,132,806	18,664	3.50%	1,780,312	14,179	3.19%
Commercial	141,811	1,607	4.53%	71,908	841	4.68%
Construction, land and NM	32,204	314	3.90%	48,069	473	3.94%
Total Loans (1)	5,556,244	51,343	3.70%	4,887,460	41,173	3.37%
Securities available for sale	558,051	2,807	2.01%	473,233	1,588	1.34%
Securities held to maturity (2)	12,095	94	3.11%	7,249	61	3.37%
Cash and cash equivalents	102,891	442	1.72%	85,418	214	1.00%
Total interest-earning assets	6,229,281	54,686	3.51%	5,453,360	43,036	3.16%
Noninterest-earning assets (3)	80,806			64,044
Total assets	$6,310,087			$5,517,404
Interest-Bearing Liabilities
Transaction accounts (4)	$216,938	$382	0.70%	$212,295	$359	0.68%
Money market demand accounts	1,404,954	3,217	0.92%	1,553,124	3,085	0.79%
Time deposits	2,654,169	10,961	1.65%	1,861,806	5,614	1.21%
Total deposits	4,276,061	14,560	1.36%	3,627,225	9,058	1.00%
FHLB advances	1,264,250	6,823	2.16%	1,271,353	4,260	1.34%
Senior debt	94,206	1,577	6.70%	94,073	1,577	6.71%
Junior subordinated debentures	61,857	567	3.67%	61,857	408	2.64%
Total interest-bearing liabilities	5,696,374	23,527	1.65%	5,054,508	15,303	1.21%
Noninterest-bearing liabilities	52,752			51,720
Total stockholders' equity	560,961			411,176
Total liabilities and stockholders' equity	$6,310,087			$5,517,404

Net interest spread (5)			1.86%			1.95%
Net interest income/margin (6)		$31,159	2.00%		$27,733	2.03%

(1)
Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs. Net deferred loan cost amortization totaled $2.3 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively.

(2)
Securities held to maturity include obligations of states and political subdivisions of $276 thousand and $294 thousand as of June 30, 2018 and June 30, 2017, respectively. Yields are not calculated on a tax equivalent basis.

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

	Three Months Ended June 30, 2018 vs 2017
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$2,361	$2,717	$5,078
Single family residential	2,992	1,493	4,485
Commercial	794	(28)	766
Construction, land and NM	(155)	(4)	(159)
Total Loans	5,992	4,178	10,170
Securities available for sale	323	896	1,219
Securities held to maturity	38	(5)	33
Cash and cash equivalents	51	177	228
Total interest-earning assets	6,404	5,246	11,650
Interest-Bearing Liabilities
Transaction accounts	8	15	23
Money market demand accounts	(311)	443	132
Time deposits	2,862	2,485	5,347
Total deposits	2,559	2,943	5,502
FHLB advances	(24)	2,587	2,563
Senior debt	2	(2)	—
Junior subordinated debentures	—	159	159
Total interest-bearing liabilities	2,537	5,687	8,224

Net Interest Income	$3,867	$(441)	$3,426

Total interest income increased by $11.7 million, or 27.1%, for the three months ended June 30, 2018 as compared to the same period of 2017. Interest income from loans accounted for $10.2 million of that amount as the average daily balance of loans increased by $668.8 million, or 13.7%. The interest income increase from greater average loan balances was further enhanced by a 33 basis point increase in loan yield. The volume of new loans originated totaled $636.4 million and $480.8 million for the three months ended June 30, 2018 and 2017, respectively. The weighted average rate on new loans for the three months ended June 30, 2018 was 4.65% as compared to 4.05% for the same period last year. The weighted average rate on loan curtailments/payoffs during the three months ended June 30, 2018 was 3.87% as compared to 3.70% for the same period last year.

Total interest expense increased $8.2 million to $23.5 million for the three months ended June 30, 2018 from $15.3 million for the same period last year. Interest expense on deposits increased $5.5 million to $14.6 million for the three months ended June 30, 2018 from $9.1 million for the same period of last year. This increase is due to average daily deposit balances increasing by $648.8 million, or 17.9%, from period to period, as well as cost of deposits increasing to 1.36% for the three months ended June 30, 2018, from 1.00% for the same period last year. Interest expense on advances from the FHLB increased by $2.6 million due to an 82 basis point increase in the cost of those advances as compared to the same period last year. The increase in the cost of FHLB advances was caused by both rising borrowing interest rates and an extension in the duration of the portfolio during the quarter ended June 30, 2018 compared to the same period last year. We use both deposits and FHLB advances to fund net loan growth. We also use FHLB advances, with or without embedded interest rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part I - Financial Information, Item 3. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

Provisions for loan losses totaled $1.3 million for the three months ended June 30, 2018 as compared to a reversal of provision for loan losses of $6.5 million for the same period last year. The provision recorded in the second quarter of 2018 was primarily attributed to loan growth during the period. Despite loan growth during the quarter ended June 30, 2017, loan loss provisions were reversed due to improvements in the credit metrics of our loan portfolio. At times, refinements in our model and improvements in the credit metrics of our real estate portfolio, measures such as collateral support, debt service coverage, and payment performance along with continued general economic changes will cause management to reevaluate quantitative and qualitative adjustments within our methodology for calculating the allowance for loan losses and will result in an expected change to the allowance for loan losses as a percentage of total loans. Our allowance for loan losses as a percentage of total loans was 0.58% at June 30, 2018 as compared to 0.64% and 0.60% at June 30, 2017 and December 31, 2017, respectively.

While loans in our portfolio occasionally become impaired, the loans, as individually analyzed and measured, generally do not require a charge-off or reserve for loss. Nonperforming loans as a percentage of total loans decreased slightly from 0.14% to 0.08% from December 31, 2017 to June 30, 2018. 47% of those loans, by balance, were current and paying as agreed at June 30, 2018. Additionally, our classified loans as a percentage of total loans decreased 8 basis points, from 0.28% to 0.20%, over the same period.

Noninterest Income

Noninterest income increased by $616 thousand to $817 thousand for the three months ended June 30, 2018 from $201 thousand for the same period last year.

The following table presents the major components of our noninterest income for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB stock dividends	$509	$562	$(53)	(9.4)%
Fee income	182	254	(72)	(28.3)%
Net loss on sale/fair value adjustments of loans	—	(693)	693	(100.0)%
Earnings on CSV life insurance	48	47	1	2.1%
Other	78	31	47	151.6%
Total noninterest income	$817	$201	$616	306.5%
The increase of $616 thousand in noninterest income, or 306.5%, for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017, was primarily attributable to fair value adjustments recorded on loans transferred to held for sale at June 30, 2017 in connection with the Company's securitization completed in September 2017.

Noninterest Expense

Our noninterest expense decreased $82 thousand, or 0.6%, to $14.9 million for the three months ended June 30, 2018 from $14.8 million for the three months ended June 30, 2017.

The following table presents the components of our noninterest expense for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$9,199	$9,523	$(324)	(3.4)%
Deposit insurance premium	467	431	36	8.4%
Occupancy	1,304	1,223	81	6.6%
Depreciation and amortization	694	728	(34)	(4.7)%
Professional and regulatory fees	503	840	(337)	(40.1)%
Advertising	561	205	356	173.7%
Data processing	807	797	10	1.3%
Operating	1,069	892	177	19.8%
Other	318	201	117	58.2%
Total noninterest expense	$14,922	$14,840	$82	0.6%

The increase in noninterest expense during the three months ended June 30, 2018 was primarily attributed to an increase of $356 thousand in advertising costs partially offset by a decrease of $337 thousand in professional and regulatory fees. The increase in advertising costs was primarily due to the opening of our new branch in Belleuve, Washington, which opened in June 2018, as well as, elevated promotional costs associated with recent deposit campaigns. The decrease in professional and regulatory fees was primarily due to higher professional fees incurred during the three months ended June 30, 2017 in preparation of the Bank's IPO.

Income Tax Expense

For the three months ended June 30, 2018, we recorded an income tax expense of $4.5 million as compared to $654 thousand for the same period last year with effective tax rates of 28.7% and 3.3%, respectively. We elected to be taxed as an S Corporation until December 1, 2017, at which time we revoked our election in connection with our initial public offering. Prior to December 1, 2017, we did not pay corporate U.S. federal income tax on our taxable income. Instead, our taxable income was ‘‘passed through’’ to our shareholders. Our tax expense for the three months ended June 30, 2018 reflects our liability for both federal and state taxes as a C Corporation. See ‘‘S Corporation Status’’ above for a discussion of our status as an S Corporation and ‘‘Pro Forma Income Tax Expense and Net Income’’ below for a discussion on what our income tax expense and net income would have been had we been taxed as a C Corporation.

Pro Forma Net Income

In connection with our IPO, we revoked our “Subchapter S” corporation election on December 1, 2017. Prior to that date, as an S-Corporation, we had no U.S. federal income tax expense. We calculate our pro forma net income by adding back our franchise S Corporation tax to net income, and using a combined C Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. Our net income for the three months ended June 30, 2018 and 2017 was $11.2 million and $18.9 million, respectively. Had we been subject to U.S. federal income tax during the three months ended June 30, 2017, on a pro forma basis, our provision for combined federal and state income tax would have been $8.2 million. As a result of the foregoing factors, our pro forma net income (after U.S. federal and California state income tax) for the three months ended June 30, 2018 and 2017 would have been $11.2 million and $11.4 million, respectively.

Results of operations - Six Months Ended June 30, 2018 and 2017

Overview

For the six months ended June 30, 2018 our net income was $22.3 million as compared to $31.2 million for the six months ended June 30, 2017. The decrease of $8.9 million, or 28.5%, was primarily attributable to a $9.0 million increase in the provision for loan losses and an increase of $7.6 million in the provision for income taxes as compared to the same period last year, partially offset by an increase of $7.0 million in net interest income compared to the same period last year. The increase in loan loss provisions recognized during the six months ended June 30, 2018 as compared to the same period last year were primarily attributable to the reversal of loan loss provisions during the six months ended June 30, 2017 due to improvements in the credit metrics of our loan portfolio during that period. The increase in provision for income taxes was due to the increase in tax rates associated with the revocation of our S Corporation election in conjunction with our IPO in December 2017. Pre-tax, pre-provision net earnings increased by $7.7 million, or 29.5%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 largely due to the additional $7.0 million in net interest income.

Net Interest Income

Net interest income increased by $7.0 million, or 12.9%, to $61.6 million for six months ended June 30, 2018 from $54.6 million for the same period last year primarily related to growth in the average balance and yield of our loan portfolio. During the six months ended June 30, 2018, the average balance in loans increased by $628.1 million and the yield increased by 27 basis points, compared to the same period last year. This increase was partially offset by growth in the average balance of our deposits of $594.5 million and an increase in the cost of funds in connection with our deposits and FHLB advances of 30 and 71 basis points, respectively. Our net interest margin of 2.05% for the six months ended June 30, 2018 decreased slightly from our net interest margin of 2.07% for the same period last year.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the six months ended June 30, 2018 and 2017. The average balances are daily averages and include both performing and nonperforming loans.

	For the Six Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Interest-Earning Assets
Multifamily residential	$3,125,430	$58,688	3.76%	$2,856,765	$49,170	3.44%
Single family residential	2,071,408	35,470	3.42%	1,767,785	28,297	3.20%
Commercial	129,752	3,070	4.73%	66,461	1,625	4.89%
Construction, land and NM	35,294	678	3.84%	42,759	824	3.85%
Total Loans (1)	5,361,884	97,906	3.65%	4,733,770	79,916	3.38%
Securities available for sale	541,179	5,190	1.92%	464,215	3,053	1.32%
Securities held to maturity (2)	11,324	182	3.21%	7,350	121	3.29%
Cash and cash equivalents	86,557	689	1.59%	78,240	342	0.87%
Total interest-earning assets	6,000,944	103,967	3.47%	5,283,575	83,432	3.16%
Noninterest-earning assets (3)	79,749			62,174
Total assets	$6,080,693			$5,345,749
Interest-Bearing Liabilities
Transaction accounts (4)	$220,784	$790	0.72%	$209,022	$709	0.68%
Money market demand accounts	1,456,000	6,531	0.90%	1,549,300	6,003	0.77%
Time deposits	2,465,542	19,171	1.56%	1,789,457	10,659	1.19%
Total deposits	4,142,326	26,492	1.28%	3,547,779	17,371	0.98%
FHLB advances	1,167,705	11,643	1.99%	1,178,642	7,537	1.28%
Senior debt	94,190	3,154	6.70%	94,056	3,154	6.71%
Junior subordinated debentures	61,857	1,054	3.41%	61,857	788	2.55%
Total interest-bearing liabilities	5,466,078	42,343	1.55%	4,882,334	28,850	1.18%
Noninterest-bearing liabilities	55,792			53,097
Total stockholders' equity	558,823			410,318
Total liabilities and stockholders' equity	$6,080,693			$5,345,749

Net interest spread (5)			1.92%			1.98%
Net interest income/margin (6)		$61,624	2.05%		$54,582	2.07%

(1)
Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs. Net deferred loan cost amortization totaled $4.6 million and $4.6 million for the six months ended June 30, 2018 and 2017, respectively.

(2)
Securities held to maturity include obligations of states and political subdivisions of $276 thousand and $294 thousand as of June 30, 2018 and June 30, 2017, respectively. Yields are not calculated on a tax equivalent basis.

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

	Six Months Ended June 30, 2018 vs 2017
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$4,838	$4,680	$9,518
Single family residential	5,101	2,072	7,173
Commercial	1,499	(54)	1,445
Construction, land and NM	(143)	(3)	(146)
Total Loans	11,295	6,695	17,990
Securities available for sale	568	1,569	2,137
Securities held to maturity	64	(3)	61
Cash and cash equivalents	39	308	347
Total interest-earning assets	11,966	8,569	20,535
Interest-Bearing Liabilities
Transaction accounts	41	40	81
Money market demand accounts	(378)	906	528
Time deposits	4,707	3,805	8,512
Total deposits	4,370	4,751	9,121
FHLB advances	(71)	4,177	4,106
Senior debt	4	(4)	—
Junior subordinated debentures	—	266	266
Total interest-bearing liabilities	4,303	9,190	13,493

Net Interest Income	$7,663	$(621)	$7,042

Total interest income increased by $20.5 million, or 24.6%, for the six months ended June 30, 2018 as compared to the same period last year. The increase was primarily due to an $18.0 million increase in interest income earned on loans resulting from growth in the average daily balance of loans, which increased by $628.1 million, or 13.3%, as compared to the same period last year, as well as a 27 basis point increase in our loan yield. The volume of new loans originated totaled $1.1 billion and $1.1 billion for the six months ended June 30, 2018 and 2017, respectively. The weighted average rate on new loans for the six months ended June 30, 2018 was 4.50% as compared to 3.98% for the same period last year. The weighted average rate on loan curtailments/payoffs during the six months ended June 30, 2018 was 3.89% as compared to 3.65% for the same period last year.

Total interest expense increased $13.5 million to $42.3 million for the six months ended June 30, 2018 from $28.9 million for the same period last year. Interest expense on deposits increased $9.1 million to $26.5 million for the six months ended June 30, 2018 from $17.4 million for the same period last year. This increase is due to average daily deposit balances increasing by $594.5 million, or 16.8%, from period to period, as well as cost of deposits increasing to 1.28% for the six months ended June 30, 2018, from 0.98% for the same period last year. Interest expense on advances from the FHLB increased by $4.1 million during the six months ended June 30, 2018 compared to the same period last year. This increase was primarily attributable to a 71 basis point increase in the cost of those advances compared to the same period last year. The increase in the cost of FHLB advances was caused by both rising borrowing interest rates and extended duration during the quarter ended June 30, 2018 compared to the same period last year. We use both deposits and FHLB advances to fund net loan growth. We also use FHLB advances, with or without embedded interest rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part I - Financial Information, Item 3. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

Provisions for loan losses totaled $2.8 million for the six months ended June 30, 2018 as compared to a reversal of provision for loan losses of $6.2 million for the same period last year. The provision recorded in the first six months of 2018 was primarily attributed to loan growth during the period. Reversals of loan loss provisions during the six months ended June 30, 2017 were due to improvements in the credit metrics of our loan portfolio. Our allowance for loan losses as a percentage of total loans was 0.58% at June 30, 2018 as compared to 0.64% and 0.60% at June 30, 2017 and December 31, 2017, respectively.

Noninterest Income

Noninterest income increased by $759 thousand, or 70.1%, to $1.8 million for the six months ended June 30, 2018 from $1.1 million for the same period last year.

The following table presents the major components of our noninterest income for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB stock dividends	$1,103	$1,195	$(92)	(7.7)%
Fee income	496	591	(95)	(16.1)%
Net loss on sale/fair value adjustments of loans	—	(856)	856	(100.0)%
Earnings on CSV life insurance	101	95	6	6.3%
Other	142	58	84	144.8%
Total noninterest income	$1,842	$1,083	$759	70.1%
The increase in noninterest income was primarily attributable to fair value adjustments recorded on loans transferred to held for sale at June 30, 2017 in connection with the Company's securitization completed in September 2017.

Noninterest Expense

Our noninterest expense increased $93 thousand, or 0.3%, to $29.6 million for the six months ended June 30, 2018 from $29.5 million for the same period last year.

The following table presents the components of our noninterest expense for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$18,818	$19,720	$(902)	(4.6)%
Federal deposit insurance	899	829	70	8.4%
Occupancy	2,600	2,521	79	3.1%
Depreciation and amortization	1,408	1,463	(55)	(3.8)%
Professional and regulatory fees	901	1,025	(124)	(12.1)%
Advertising	774	384	390	101.6%
Data processing	1,595	1,587	8	0.5%
Operating	2,094	1,932	162	8.4%
Other	546	81	465	574.1%
Total noninterest expense	$29,635	$29,542	$93	0.3%

The increase in noninterest expense during the six months ended June 30, 2018 was primarily attributed to increases of $465 thousand and $390 thousand in other noninterest expenses and advertising, respectively, partially offset by a decrease of $902 thousand in compensation costs. The increase in other noninterest expense was due to a provision for unfunded loans of $371 thousand recorded during the six months ended June 30, 2018, compared to a reversal of $599 thousand recorded during the same period last year. This increase was primarily attributable to growth in the balance of our unfunded construction loans during the period. Advertising expense increased due to marketing costs incurred in connection with our new Bellevue, Washington branch, which opened in June 2018, as well as elevated promotional costs associated with recent deposit campaigns. The decrease in compensation or related benefits was primarily due to a decline in the number of employees primarily caused by the closing of our mortgage division during 2017. We employed 271 and 278 full time equivalent employees at June 30, 2018 and 2017, respectively.

Income Tax Expense

For the six months ended June 30, 2018, we recorded an income tax expense of $8.7 million as compared to income tax expense of $1.1 million for the same period last year with effective tax rates of 28.0% and 3.3%, respectively. We elected to be taxed as an S Corporation until December 1, 2017, at which time we revoked our election in connection with our initial public offering. Prior to December 1, 2017, we did not pay corporate U.S. federal income tax on our taxable income. Instead, our taxable income was ‘‘passed through’’ to our shareholders. Our tax expense for the six months ended June 30, 2018 reflects our liability for both federal and state taxes as a C Corporation. See ‘‘S Corporation Status’’ above for a discussion of our status as an S Corporation and ‘‘Pro Forma Income Tax Expense and Net Income’’ below for a discussion on what our income tax expense and net income would have been had we been taxed as a C Corporation.

Pro Forma Net Income

In connection with our IPO, we revoked our “Subchapter S” corporation election on December 1, 2017. Prior to that date, as an S-Corporation, we had no U.S. federal income tax expense. We calculate our pro forma net income by adding back our franchise S Corporation tax to net income, and using a combined C Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. Our net income for the six months ended June 30, 2018 and 2017 was $22.3 million and $31.2 million, respectively. Had we been subject to U.S. federal income tax during the six months ended June 30, 2017, on a pro forma basis, our provision for combined federal and state income tax would have been $13.6 million. As a result of the foregoing factors, our pro forma net income (after U.S. federal and California state income tax) for the six months ended June 30, 2018 and 2017 would have been $22.3 million and $18.7 million, respectively.

Financial condition - As of June 30, 2018 and December 31, 2017

Total assets at June 30, 2018 were $6.5 billion, an increase of $805.9 million from December 31, 2017. The increase was primarily due to a $693.4 million, or 13.8%, increase in loans and a $79.7 million increase in available for sale investment securities. Total liabilities at June 30, 2018 and December 31, 2017 were $5.9 billion and $5.2 billion, respectively. The increase of $793.4 million, or 15.4%, was primarily attributable to growth in our deposits and FHLB advances. Deposits increased by $640.9 million, or 16.2%, while FHLB advances increased $161.5 million, or 16.3%, compared to December 31, 2017.

Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of June 30, 2018 and December 31, 2017 our total loans amounted to $5.7 billion and $5.0 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of June 30, 2018		As of December 31, 2017
(Dollars in thousands)	Amount	% of total loans	Amount	% of total loans
Real estate loans held-for-investment
Multifamily residential	$3,335,958	58.6%	$2,887,438	57.7%
Single family residential	2,167,341	38.1%	1,957,546	39.2%
Other:
Commercial real estate	151,610	2.7%	112,492	2.3%
Construction and land	31,569	0.6%	41,165	0.8%
Non-mortgage	100	—%	50	—%
Total loans held-for-investment before deferred items	5,686,578	100.0%	4,998,691	100.0%
Deferred loan costs, net	48,339		42,856
Total loans held-for-investment	$5,734,917		$5,041,547

Real estate loans held-for-sale
Multifamily residential	$21,537	100.0%	$—	—%
Deferred loan costs, net	38		—
Total loans held-for-sale	$21,575		$—
Over the past few years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly. Our primary focus remains multifamily real estate lending, which constitutes 59% and 58% of our portfolio at June 30, 2018 and December 31, 2017, respectively. Single family residential lending, which we entered in 2006, is our secondary lending emphasis and represents 38% and 39% of our portfolio at June 30, 2018 and December 31, 2017, respectively.

We recognize that these two loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 505.7% and 448.5% as of June 30, 2018 and December 31, 2017, respectively. Our non-construction single family loans as a percentage of risk-based capital were 331.1% and 306.4% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At June 30, 2018, 60%, 28% and 11% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively. At December 31, 2017, our collateral footprint was 62%, 26% and 12% for southern California counties, northern California counties and in Washington, respectively.

We believe that our past success is attributable to focusing on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual evaluations of income property loans and semi-annual stress testing. We expect to continue growing our loan portfolio. We have placed more recent focus on originating non-residential commercial real estate loans in our core markets and we anticipate geographic expansion of our single family and multifamily products into strategically selected West Coast markets; however, we do not expect our product or geographic concentrations to materially change.

We have a small portfolio of construction loans with commitments (funded and unfunded) totaling $38.7 million and $53.1 million at June 30, 2018 and December 31, 2017, respectively. These loans consist primarily of single family, owner-occupied construction loans that were accommodated as part of our retail mortgage banking operations. As a result of the recent northern California fires impacting our local community, and our desire to help rebuild homes in the affected areas, we have re-established our construction lending program.

The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars In thousands)	2018	2017	2018	2017
Loan Inflows:
Multifamily residential	$352,665	$274,140	$594,425	$684,312
Single family residential	252,561	188,374	467,809	312,280
Commercial real estate	29,587	3,805	50,382	20,503
Construction and land	1,623	14,501	1,623	29,010
Non-mortgage	—	—	50	—
Mortgage banking originations	—	—	—	18,041
Total loans originated	636,436	480,820	1,114,289	1,064,146

Loan Outflows:
Portfolio loan sales	—	(26,644)	—	(26,644)
Mortgage banking loan sales	—	(495)	—	(25,187)
Loan principal reductions and payoffs	(210,650)	(225,149)	(410,766)	(479,304)
Other (1)	4,298	3,105	11,422	1,090
Total loan outflows	(206,352)	(249,183)	(399,344)	(530,045)
Net increase in total loan portfolio	$430,084	$231,637	$714,945	$534,101

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments and may include foreclosures, charge-offs and negative amortization.
Total loan origination volume has increased significantly over the past few years as we have made investments in both experienced lending staff as well as front-end loan origination systems allowing us to be more competitive in our markets. The fluctuation in originations was primarily attributable to an increase in customer demand experienced during the three and six months ended June 30, 2018 compared to the same period last year, slightly offset by our exit from mortgage banking activities during the first quarter of 2017.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At June 30, 2018, our multifamily real estate portfolio had an average loan balance of $1.6 million, an average unit count of 16 units, a weighted average loan to value of 56.8% and a weighted average debt service coverage ratio of 1.56, as compared to an average loan balance of $1.5 million, an average unit count of 15.4 units, a weighted average loan to value of 56.6% and a weighted average debt service coverage ratio of 1.54 at December 31, 2017.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide refinancings. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At June 30, 2018, our single family residential real estate portfolio had an average loan balance of $901 thousand, a weighted average loan to value of 63.9% and a weighted average credit score at origination/refreshed of 751. Our single family residential real estate portfolio had an average loan balance of $865 thousand, a weighted average loan to value of 65.1% and a weighted average credit score at origination/refreshed of 748 at December 31, 2017.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on non-

residential commercial real estate. Our commercial real estate loans are generally used to finance the purchase of established multi-tenant industrial, office and retail sites. At June 30, 2018, our commercial real estate portfolio had an average loan balance of $2.0 million, a weighted average loan to value of 58.7% and a weighted average debt service coverage ratio of 1.53, as compared to an average loan balance of $1.8 million, a weighted average loan to value of 59.0% and a weighted average debt service coverage ratio of 1.52 at December 31, 2017. Our business plan provides for increased emphasis on this product through marketing and cross-selling efforts.

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

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Non-accrual loans
Multifamily residential portfolio	$1,543	$2,246
Single family residential portfolio	2,372	4,135
Commercial real estate	871	656
Total non-accrual loans	4,786	7,037
Real estate owned	—	—
Total nonperforming assets	$4,786	$7,037
Performing troubled debt restructurings	$4,771	$4,857
Allowance for loan losses to period end nonperforming loans	696.99%	430.75%
Nonperforming loans to period end loans	0.08%	0.14%
Nonperforming assets to total assets	0.07%	0.12%
Nonperforming loans plus performing TDRs to total loans	0.17%	0.24%

When assessing whether a loan should be placed on non-accrual status because contractual payment appears doubtful, consideration is given to the information we collect on an annual basis from commercial real estate borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.

For the three and six months ended June 30, 2018 and 2017, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three months ended June 30, 2018 and 2017, the Company recorded $48 thousand and $55 thousand, respectively, of interest income related to performing TDR loans. For the six months ended June 30, 2018 and 2017, the Company recorded $102 thousand and $112 thousand, respectively, of interest income related to performing TDR loans.

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Loans held-for-investment	$5,734,917	$4,306,893	$5,734,917	$4,306,893
Allowance for loan losses at beginning of period	$31,980	$33,699	$30,312	$33,298
Charge-offs:
Single family residential	—	(5)	—	(5)
Total charge-offs	—	(5)	—	(5)
Recoveries:
Single family residential	3	3	6	6
Commercial real estate	—	—	90	—
Construction and land	75	140	150	229
Total recoveries	78	143	246	235
Net recoveries	78	138	246	230
Provision for (reversal of) loan losses	1,300	(6,481)	2,800	(6,172)
Allowance for loan losses at period end	$33,358	$27,356	$33,358	$27,356
Allowance for loan losses to period end loans held-for-investment	0.58%	0.64%	0.58%	0.64%
Annualized net recoveries to average loans	0.01%	0.01%	0.01%	0.01%

Investment Portfolio

Our total securities held to maturity and available for sale amounted to $595.0 million at June 30, 2018 and $510.2 million at December 31, 2017. Our investment portfolio is generally comprised of government agency securities which are high-quality liquid investments under Basel III. The portfolio is primarily maintained to serve as a contingent, on-balance sheet source of liquidity and as such, is kept unencumbered. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk which is reflective in the yields obtained on those securities. Most of our securities are classified as available for sale, although we occasionally purchase long-term fixed rate mortgage backed securities or municipal securities for community reinvestment purposes and classify those as held to maturity.

The following table presents the book value of our investment portfolio as of the dates indicated:

(Dollars in thousands)	June 30, 2018		December 31, 2017
	Book Value	% of Total	Book Value	% of Total
Available for sale (at fair value):
Government and Government Sponsored Entities:
Mortgage-backed securities	$399,950	67.22%	$312,919	61.33%
Agency bonds	116,299	19.54%	117,222	22.98%
Collateralized mortgage obligations	42,792	7.19%	47,168	9.24%
SBA securities	11,613	1.95%	13,302	2.61%
CRA Qualified Investment Fund	11,416	1.92%	11,693	2.29%
U.S. Treasury	965	0.16%	984	0.19%
Total available for sale	583,035	97.98%	503,288	98.64%
Held to maturity (at amortized cost):
Government Sponsored Entities:
Mortgage-backed securities	11,733	1.97%	6,636	1.30%
Other investments	276	0.05%	285	0.06%
Total held to maturity	12,009	2.02%	6,921	1.36%
Total investment securities	$595,044	100.00%	$510,209	100.00%

At June 30, 2018, there was no issuer, other than U.S. government agencies where the aggregate book value or market value of such issuer’s securities held by the Company exceed 10% of our stockholders’ equity.

Liabilities

Total liabilities as of June 30, 2018 were $5.9 billion compared to $5.2 billion at December 31, 2017, an increase of $793.4 million, or 15.4%. The increase was driven by increases in total deposits of $640.9 million and $161.5 million in FHLB advances. The growth in deposits and FHLB advances period over period was instrumental in supporting our continued growth in real estate loans.

Deposits

Representing 77.2% of our total liabilities as of June 30, 2018, deposits are our primary source of funding for our business operations. We believe we will maintain and grow our deposit customer base in a rising rate environment without the need to match increases in the federal funds target rate point for point, or to compete solely on the basis of rate. This belief is based on the changes in our funding costs over the past three years coupled with our strong customer relationships, evidenced in part by increased deposits over the same period of time, as well as our reputation as a safe, sound, secure, well-capitalized institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with new emphasis placed on specialty, business and online affiliations, and transactional deposits. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits from deposit brokers.

Total deposits increased by $640.9 million, or 16.2%, to $4.6 billion at June 30, 2018 from $4.0 billion as of December 31, 2017. Deposit increases were attributed to both organic retail deposit growth from our branches and growth in wholesale deposits. The composition of time deposits to the total deposit portfolio has grown over the past year in line with our marketing efforts to extend maturities. Given our consistently high retention rate at renewal, we consider all our retail deposits, including time deposits, to be core deposits.

Our loan to deposit ratio was 124.89% and 127.59% at June 30, 2018 and December 31, 2017, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth, as well as our preference to main tain a large proportion of our assets in real estate loans which generally provide a better yield than the high-quality liquid investments that we typically hold for contingent liquidity purposes. We intend to continue to operate our business with a loan to deposit ratio similar to these levels.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Transaction accounts	$216,938	0.70%	5.1%	$212,295	0.68%	5.9%
Money market demand accounts	1,404,954	0.92%	32.9%	1,553,124	0.79%	42.8%
Time deposits	2,654,169	1.65%	62.0%	1,861,806	1.21%	51.3%
	$4,276,061	1.36%	100.0%	$3,627,225	1.00%	100.0%

	Six Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Transaction accounts	$220,784	0.72%	5.3%	$209,022	0.68%	5.9%
Money market demand accounts	1,456,000	0.90%	35.2%	1,549,300	0.77%	43.7%
Time deposits	2,465,542	1.56%	59.5%	1,789,457	1.19%	50.4%
	$4,142,326	1.28%	100.0%	$3,547,779	0.98%	100.0%

The following table sets forth the maturity of time deposits as of June 30, 2018:

(Dollars in thousands except for column headings)	Under $100,000	$100,000 and greater
Remaining maturity:
Three months or less	$67,333	$675,192
Over three through six months	64,835	635,829
Over six through twelve months	124,019	683,703
Over twelve months	116,712	595,235
Total	$372,899	$2,589,959
Percent of total deposits	8.12%	56.40%

The Company had certificates of deposit that meet or exceed the FDIC Insurance limit of $250 thousand of $1.0 billion and $1.1 billion at June 30, 2018 and December 31, 2017, respectively. At the same dates, the Company had $562.6 million and $278.4 million, respectively, of brokered deposits.

FHLB Advances and Other Borrowings

In addition to deposits, we utilize short and long-term collateralized FHLB borrowings to fund our loan growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances at June 30, 2018 were $1.2 billion compared to $989.3 million at December 31, 2017, an increase of $161.5 million, or 16.3%. The increase in FHLB advances was a result of borrowing to support our strong loan growth.

Historically, we have utilized other instruments such as trust preferred securities and senior debt at the bank holding company level as a source of capital for our Bank to support asset growth. We have established two trusts, or Trusts, of which we own all the common securities, that have issued trust preferred securities, or Trust Securities, to investors in private placement transactions. The proceeds of the securities qualify as Tier 1 capital under the final Dodd Frank regulations for community banks with total assets less than $15 billion. In accordance with GAAP, the Trusts are not consolidated in our unaudited consolidated statements of financial condition but rather the common securities are included in our other assets and the junior subordinated debentures, or Notes, issued to the Trusts are shown as a liability. The following table is a summary of our outstanding Trust Securities and related Notes as of June 30, 2018 (dollars in thousands):

	June 30, 2018		December 31, 2017		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	3.72%	$41,238	2.97%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	3.96%	$20,619	3.21%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
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

The following table presents information regarding our FHLB advances and other borrowings as of and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

FHLB advances
Average amount outstanding during the period	$1,264,250	$1,271,353	$1,167,705	$1,178,642
Maximum amount outstanding at any month-end during the period	1,366,851	1,362,875	1,366,851	1,362,875
Balance outstanding at end of period	1,150,746	1,359,573	1,150,746	1,359,573
Weighted average maturity (in years)	1.9	1.1	1.9	1.1
Weighted average interest rate at end of period	2.23%	1.37%	2.23%	1.37%
Weighted average interest rate during the period	2.16%	1.34%	1.99%	1.28%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857	$61,857	$61,857
Weighted average maturity (in years)	18.6	19.6	18.6	19.6
Weighted average interest rate at end of period	3.80%	2.65%	3.80%	2.65%
Weighted average interest rate during the period	3.67%	2.64%	3.41%	2.55%

Senior unsecured term notes
Balance outstanding at end of period	$94,228	$94,095	$94,228	$94,095
Weighted average maturity (in years)	6.3	7.4	6.3	7.4
Weighted average interest rate at end of period	6.70%	6.71%	6.70%	6.71%
Weighted average interest rate during the period	6.70%	6.71%	6.70%	6.71%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Outstanding at period end	$148,100	$146,900	$148,100	$146,900
Average amount outstanding	325,887	257,450	387,981	272,800
Maximum amount outstanding at any month end	489,200	430,200	495,700	430,200
Weighted average interest rate:
During period	1.89%	0.95%	1.69%	0.79%
End of period	2.08%	1.04%	2.08%	1.04%

Stockholders’ Equity

Stockholders’ equity totaled $562.2 million and $549.7 million at June 30, 2018 and December 31, 2017, respectively.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our unaudited consolidated statements of financial condition in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business including commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The following is a summary of our off-balance commitments outstanding as of the dates presented.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commitments to fund loans held-for-investment	$118,427	$65,767

In connection with our Freddie Mac multifamily loan securitization in 2017, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $1.6 million as of June 30, 2018, which is included in other liabilities and accrued expenses on the unaudited consolidated statements of financial condition. Please refer to "Factors Affecting Comparability of Financial Results - Multifamily Securitization Transaction" in Part I, Item 2. "Management's Discussion and Analysis" for additional information regarding the securitization.

We guarantee the distributions and payments for redemption or liquidation of the Trust Securities issued by the Trusts to the extent of funds held by the Trusts. Although this guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on our unaudited consolidated statements of financial condition as junior subordinated debentures held by the Trusts. The junior subordinated debentures currently qualify as Tier 1 capital under the Federal Reserve capital adequacy guidelines. With the exception of our obligations in connection with its Trust Securities and the items detailed above, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Contractual Obligations

The following table presents, as of June 30, 2018, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", ‘‘Commitments and Contingencies,’’ in the notes to our unaudited consolidated financial statements.

		Payments Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$2,962,858	$2,250,911	$644,101	$67,846	$—
FHLB advances (1)	1,150,746	448,600	450,000	250,600	1,546
Senior debt (1)	95,000	—	—	—	95,000
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases (net of sublease income)	18,269	4,703	6,731	4,579	2,256
Significant contract (2)	4,320	1,512	2,808	—	—
Total	$4,293,050	$2,705,726	$1,103,640	$323,025	$160,659

(1) Amounts exclude interest
(2) We have one significant, long-term contract for core processing services which expires May 9, 2021. Actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using our June 30, 2018 year to date average monthly expense extrapolated over the remaining life of the contract.

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

Our total deposits at June 30, 2018 and December 31, 2017 were $4.6 billion and $4.0 billion, respectively. Based on the values of loans pledged as collateral, we had $724.1 million of additional borrowing capacity with the FHLB at June 30, 2018. Based on the values of loans pledged as collateral, we had $175.5 million of borrowing capacity with the FRB at June 30, 2018. There were no outstanding advances with the FRB at June 30, 2018. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at June 30, 2018, none of which was advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Cash balances at correspondent banks totaled $75.8 million at June 30, 2018.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of June 30, 2018 and December 31, 2017, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At June 30, 2018, the capital conservation buffer was 1.875%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of June 30, 2018
Tier 1 Leverage Ratio	$628,107	9.93%	$252,895	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	566,250	14.78%	172,428	4.50%	$244,273	6.38%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	628,107	16.39%	229,904	6.00%	301,749	7.88%	N/A	N/A
Total Risk-Based Capital Ratio	663,369	17.31%	306,539	8.00%	378,384	9.88%	N/A	N/A
As of December 31, 2017
Tier 1 Leverage Ratio	$615,010	11.26%	$218,499	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	553,153	16.05%	155,107	4.50%	$198,192	5.75%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	615,010	17.84%	206,809	6.00%	249,894	7.25%	N/A	N/A
Total Risk-Based Capital Ratio	647,421	18.78%	275,746	8.00%	318,831	9.25%	N/A	N/A
Luther Burbank Savings
As of June 30, 2018
Tier 1 Leverage Ratio	$709,253	11.23%	$252,627	4.00%	N/A	N/A	$315,783	5.00%
Common Equity Tier 1 Risk-Based Ratio	709,253	18.52%	172,312	4.50%	$244,108	6.38%	248,895	6.50%
Tier 1 Risk-Based Capital Ratio	709,253	18.52%	229,749	6.00%	301,546	7.88%	306,332	8.00%
Total Risk-Based Capital Ratio	744,516	19.44%	306,332	8.00%	378,129	9.88%	382,915	10.00%
As of December 31, 2017
Tier 1 Leverage Ratio	$685,434	12.54%	$218,585	4.00%	N/A	N/A	$273,232	5.00%
Common Equity Tier 1 Risk-Based Ratio	685,434	19.90%	154,980	4.50%	$198,030	5.75%	223,859	6.50%
Tier 1 Risk-Based Capital Ratio	685,434	19.90%	206,640	6.00%	249,689	7.25%	275,519	8.00%
Total Risk-Based Capital Ratio	717,845	20.84%	275,519	8.00%	318,569	9.25%	344,399	10.00%

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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at June 30, 2018. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
June 30, 2018
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	(42.4)	(33.0)%
+300 BP	(28.4)	(22.1)%
+200 BP	(16.1)	(12.5)%
+100 BP	(7.0)	(5.4)%
-100 BP	9.4	7.3%
The NII at Risk reported at June 30, 2018 reflects that our earnings are in a liability sensitive position in which an increase in short-term interest rates is expected to generate lower net interest income. At June 30, 2018 all NII stress tests measures were within our board established limits.
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

Interest Rate Risk to Capital (EVE)
June 30, 2018
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	(377.3)	(64.3)%
+300 BP	(251.3)	(42.9)%
+200 BP	(146.1)	(24.9)%
+100 BP	(62.2)	(10.6)%
-100 BP	48.8	8.3%
The EVE at Risk reported at June 30, 2018 reflects that our market value of capital is in a liability sensitive position in which an increase in short-term interest rates is expected to generate lower market values of capital. At June 30, 2018 all EVE stress tests measures were within our board established limits.

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
We currently utilize stand-alone interest rate caps and FHLB advances with embedded interest rate caps to hedge our liability sensitive interest rate risk position. The stand-alone caps are derivative instruments that have been designated as cash flow hedges of variable rate borrowings. These interest rate cap agreements are recorded at fair value with changes in fair value reflected in other comprehensive income and the fair value of these derivatives is recorded on the unaudited consolidated statements of financial condition in other assets and other liabilities. The interest rate caps embedded in FHLB advances do not qualify as derivative contracts. The cost of these contracts is inseparable from the cost of the advances and, as such is included in interest expense in our unaudited consolidated statements of operations.
The following table summarizes our two derivative instruments and FHLB borrowings utilized by us as interest rate risk hedge positions as of June 30, 2018:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate cap	Cash Flow Hedge	1	$50,000	$1	$—
Interest rate cap	Cash Flow Hedge	9	50,000	4	—
FHLB fixed rate advance	With embedded cap	12	75,000	—	—
FHLB fixed rate advance	With embedded cap	15	75,000	—	—
FHLB fixed rate advance	With embedded cap	16	30,000	—	—
FHLB fixed rate advance	With embedded cap	16	45,000	—	—
FHLB variable rate advance	With embedded cap	19	50,000	—	—
FHLB fixed rate advance	With embedded cap	20	50,000	—	—
FHLB fixed rate advance	With embedded cap	22	50,000	—	—
FHLB fixed rate advance	With embedded cap	32	100,000	—	—
FHLB fixed rate advance	With embedded cap	32	50,000	—	—
			$625,000	$5	$—
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO and all positions over and above the minimum transfer amounts are secured by marketable securities or cash.

Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2018, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income (Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders' Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUTHER BURBANK CORPORATION

DATED:	AUGUST 9, 2018	By: /s/ John G. Biggs
John G. Biggs
President and Chief Executive Officer

DATED:	AUGUST 9, 2018	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer