Form 10-Q
period 2018-09-30
Luther Burbank Corp
filed 2018-11-09
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38317

Luther Burbank Corporation
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	68-0270948 (I.R.S. employer identification number)

520 Third St, Fourth Floor, Santa Rosa, California (Address of principal executive offices)	95401 (Zip Code)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of November 5, 2018, there were 56,543,211 shares of the registrant’s common stock, no par value, outstanding.

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

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Cash and cash equivalents	$60,698	$75,578
Available for sale investment securities, at fair value	614,576	503,288
Held to maturity investment securities, at amortized cost (fair value of $11,527 and $6,925 at September 30, 2018 and December 31, 2017, respectively)	11,935	6,921
Loans receivable, net of allowance for loan losses of $34,086 and $30,312 as of September 30, 2018 and December 31,2017, respectively	5,891,702	5,011,235
Accrued interest receivable	20,060	14,901
Federal Home Loan Bank ("FHLB") stock, at cost	27,235	27,733
Premises and equipment, net	21,571	22,452
Goodwill	3,297	3,297
Prepaid expenses and other assets	41,341	38,975

Total assets	$6,692,415	$5,704,380

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$4,943,944	$3,951,238
FHLB advances	962,139	989,260
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $738 and $839 at September 30, 2018 and December 31, 2017, respectively)	94,262	94,161
Accrued interest payable	4,974	1,781
Other liabilities and accrued expenses	53,840	56,338

Total liabilities	6,121,016	5,154,635

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, no par value; 100,000,000 shares authorized; 56,543,771 and 56,422,662 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	457,428	454,287
Retained earnings	122,503	102,459
Accumulated other comprehensive loss, net of taxes	(8,532)	(7,001)

Total stockholders' equity	571,399	549,745

Total liabilities and stockholders' equity	$6,692,415	$5,704,380

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and fee income:
Loans	$55,644	$44,180	$153,550	$124,096
Investment securities	3,266	1,683	8,638	4,857
Cash and cash equivalents	489	320	1,178	662
Total interest and fee income	59,399	46,183	163,366	129,615
Interest expense:
Deposits	19,650	10,156	46,141	27,527
FHLB advances	5,860	5,260	17,502	12,796
Junior subordinated deferrable interest debentures	600	430	1,655	1,218
Senior debt	1,577	1,577	4,733	4,732
Total interest expense	27,687	17,423	70,031	46,273
Net interest income before provision for (reversal of) loan losses	31,712	28,760	93,335	83,342
Provision for (reversal of) loan losses (Note 3)	650	1,550	3,450	(4,622)
Net interest income after provision for (reversal of) loan losses	31,062	27,210	89,885	87,964
Noninterest income:
Loans held for sale	140	4,133	140	3,277
FHLB dividends	622	581	1,725	1,777
Other income	281	217	1,020	960
Total noninterest income	1,043	4,931	2,885	6,014
Noninterest expense:
Compensation and related benefits	9,018	8,664	27,836	28,384
Deposit insurance premium	483	580	1,382	1,408
Professional and regulatory fees	394	428	1,295	1,453
Occupancy	1,418	1,339	4,018	3,860
Depreciation and amortization	700	717	2,108	2,179
Data processing	895	791	2,490	2,378
Marketing	1,235	253	2,009	637
Other expenses	947	1,010	3,587	3,024
Total noninterest expense	15,090	13,782	44,725	43,323
Income before provision for income taxes	17,015	18,359	48,045	50,655
Provision for income taxes	4,886	612	13,588	1,691
Net income	$12,129	$17,747	$34,457	$48,964

Basic earnings per common share	$0.22	$0.42	$0.61	$1.17
Diluted earnings per common share	$0.21	$0.42	$0.61	$1.17
Dividends per common share	$0.06	$0.01	$0.23	$0.49

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$12,129	$17,747	$34,457	$48,964
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale investment securities:
Unrealized holding (loss) gain arising during the period	(1,196)	(196)	(5,108)	595
Tax effect	352	7	1,467	(21)
Net of tax	(844)	(189)	(3,641)	574
Unrealized gain on cash flow hedge:
Unrealized holding gain arising during the period	133	120	506	256
Tax effect	(39)	(4)	(146)	(9)
Net of tax	94	116	360	247
Total other comprehensive (loss) income	(750)	(73)	(3,281)	821
Comprehensive income	$11,379	$17,674	$31,176	$49,785

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive (Loss) Income (Net of Taxes)		Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities	Cash Flow Hedge
	Shares	Amount
Balance, December 31, 2017	56,422,662	$454,287	$102,459	$(6,214)	$(787)	$549,745
Comprehensive income:
Net income	—	—	34,457	—	—	34,457
Other comprehensive (loss) income	—	—	—	(3,641)	360	(3,281)
Reclassification of prior year tax benefit related to re-measuring deferred taxes on items recorded to other comprehensive income	—	—	(1,750)	1,529	221	—
Issuance of restricted stock awards	131,140	—	—	—	—	—
Vested restricted stock units	12,710	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(4,057)	(49)	—	—	—	(49)
Restricted stock forfeitures	(18,684)	(38)	1	—	—	(37)
Stock-based compensation expense	—	3,228	—	—	—	3,228
Cash dividends ($0.23 per share)	—	—	(12,664)	—	—	(12,664)
Balance, September 30, 2018	56,543,771	$457,428	$122,503	$(8,326)	$(206)	$571,399

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$34,457	$48,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,108	2,179
Provision for (reversal of) loan losses	3,450	(4,622)
Amortization of deferred loan costs, net	7,421	6,745
Amortization of premiums on investment securities, net	1,559	2,166
Loans held for sale	(140)	(3,277)
Originations of loans held for sale	—	(25,809)
Proceeds from sale of loans held for sale	—	33,618
Stock based compensation expense, net of forfeitures	3,190	—
Other items, net	(41)	(17)
Effect of changes in:
Accrued interest receivable	(5,159)	(1,761)
Accrued interest payable	3,193	810
Prepaid expenses and other assets	1,060	(6,521)
Other liabilities and accrued expenses	(3,813)	753
Net cash provided by operating activities	47,285	53,228
Cash flows from investing activities:
Proceeds from maturities or calls of available for sale investment securities	61,270	90,187
Proceeds from maturities or calls of held to maturity investment securities	344	584
Purchases of available for sale investment securities	(179,207)	(104,022)
Purchases of held to maturity investment securities	(5,375)	—
Net increase in loans receivable	(910,941)	(862,117)
Proceeds from loans held for sale previously classified as portfolio loans	19,604	655,754
Redemption (purchase) of FHLB stock, net	498	(9,749)
Purchase of premises and equipment	(1,231)	(545)
Net cash used in investing activities	(1,015,038)	(229,908)
Cash flows from financing activities:
Net increase in customer deposits	992,706	529,442
Proceeds from long term FHLB advances	350,000	330,000
Repayment of long term FHLB advances	(50,521)	(400,000)
Net change in short term FHLB advances	(326,600)	(234,219)
Shares withheld for taxes on vested restricted stock	(49)	—
Cash paid for dividends	(12,663)	(20,700)
Net cash provided by financing activities	952,873	204,523
(Decrease) increase in cash and cash equivalents	(14,880)	27,843
Cash and cash equivalents, beginning of period	75,578	59,208
Cash and cash equivalents, end of period	$60,698	$87,051
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$66,837	$45,463
Income taxes	$15,355	$1,455
Non-cash investing activity:
Loans transferred to held for sale	$19,603	$630,103

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2018.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited consolidated financial statements and the disclosures provided, and actual results could differ.

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

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$12,129	$17,747	$34,457	$48,964

Weighted average basic common shares outstanding	56,190,970	42,000,000	56,190,970	42,000,000
Add: Dilutive effects of assumed vesting of restricted stock	673,130	—	622,140	—
Weighted average diluted common shares outstanding	56,864,100	42,000,000	56,813,110	42,000,000

Income per common share:
Basic	$0.22	$0.42	$0.61	$1.17
Diluted	$0.21	$0.42	$0.61	$1.17
Anti-dilutive shares not included in calculation of diluted earnings per share	—	—	—	—
New Financial Accounting Standards

FASB ASU 2018-13

In August 2018, the Financial Accounting Standards Board issued guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average terms used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance also modifies certain disclosure requirements for nonpublic entities to make them less burdensome. The guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The adoption of this standard in not expected to have a material impact on the Company’s operating results or financial condition.

2.	INVESTMENT SECURITIES

Available for Sale
The following tables summarize the amortized cost and the estimated fair value of available for sale investment securities as of the dates indicated (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2018:
Government and Government Sponsored Entities:
Mortgage-backed securities	$452,567	$255	$(7,297)	$445,525
Agency bonds	120,405	7	(4,191)	116,221
Collateralized mortgage obligations	40,311	231	—	40,542
U.S. Treasury	1,009	—	(48)	961
CRA Qualified Investment Fund	12,000	—	(673)	11,327
Total available for sale investment securities	$626,292	$493	$(12,209)	$614,576

At December 31, 2017:
Government and Government Sponsored Entities:
Mortgage-backed securities	$329,561	$112	$(3,452)	$326,221
Agency bonds	120,405	30	(3,213)	117,222
Collateralized mortgage obligations	46,920	249	(1)	47,168
U.S. Treasury	1,010	—	(26)	984
CRA Qualified Investment Fund	12,000	—	(307)	11,693
Total available for sale investment securities	$509,896	$391	$(6,999)	$503,288
Net unrealized losses on available for sale investment securities are recorded as accumulated other comprehensive income within stockholders’ equity totaling $8.3 million and $6.2 million, net of $3.4 million and $394 thousand in tax assets at September 30, 2018 and December 31, 2017, respectively. At December 31, 2017, $394 thousand of a total $1.9 million tax asset resides in accumulated other comprehensive loss, while the remaining $1.5 million was included in the provision for income taxes on the consolidated statements of income related to the tax rate changes associated with the termination of S Corporation status and the change in tax law during the year ended December 31, 2017. The Company adopted ASU 2018-02 effective January 1, 2018 and reclassified the $1.5 million in stranded tax effects from the change in federal corporate tax rates on available for sale investment securities from accumulated other comprehensive loss, net to retained earnings. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities during the three or nine months ended September 30, 2018 and 2017.

The following tables summarize the gross unrealized losses and fair value of available for sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Mortgage-backed securities	$115,926	$(1,020)	$286,121	$(6,277)	$402,047	$(7,297)
Agency bonds	—	—	113,214	(4,191)	113,214	(4,191)
Collateralized mortgage obligations	30	—	—	—	30	—
U.S. Treasury	—	—	11,327	(673)	11,327	(673)
CRA Qualified Investment Fund	—	—	960	(48)	960	(48)
Total available for sale investment securities	$115,956	$(1,020)	$411,622	$(11,189)	$527,578	$(12,209)
At September 30, 2018, the Company held 103 mortgage-backed securities of which 76 were in a loss position and 64 had been in a loss position for twelve months or more. The Company held 13 agency bonds of which 12 were in a loss position and had been for twelve months or more. The Company also held 15 collateralized mortgage obligations, one of which was in an unrealized loss position. Of the 3 total investments in the CRA Qualified Investment Fund, all 3 were in a loss position and had been for greater than 12 months. The Company held 1 U.S. Treasury note at September 30, 2018. This note was in a loss position for greater than 12 months.

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Mortgage-backed securities	$93,403	$(805)	$195,645	$(2,647)	$289,048	$(3,452)
Agency bonds	9,851	(148)	104,340	(3,065)	114,191	(3,213)
Collateralized mortgage obligations	1,959	(1)	—	—	1,959	(1)
U.S. Treasury	—	—	984	(26)	984	(26)
CRA Qualified Investment Fund	4,948	(52)	6,745	(255)	11,693	(307)
Total available for sale investment securities	$110,161	$(1,006)	$307,714	$(5,993)	$417,875	$(6,999)
At December 31, 2017, the Company held 91 mortgage-backed securities of which 72 were in a loss position and 34 had been in a loss position for twelve months or more. The Company held 13 agency bonds of which 12 were in a loss position and 11 had been for twelve months or more. The Company also held 15 collateralized mortgage obligations, 1 of which was in an unrealized loss position. Of the 3 total investments in the CRA Qualified Investment Fund, all 3 were in a loss position and 2 had been for greater than 12 months. The Company held 1 U.S. Treasury note at year end. This note was in a loss position for greater than 12 months.
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018 and December 31, 2017.
As of September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.
Held to Maturity
The following tables summarize the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated (dollars in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of September 30, 2018:
Government Sponsored Entities:
Mortgage-backed securities	$11,663	$15	$(423)	$11,255
Other investments	272	—	—	272
Total held to maturity investment securities	$11,935	$15	$(423)	$11,527
As of December 31, 2017:
Government Sponsored Entities:
Mortgage-backed securities	$6,636	$73	$(69)	$6,640
Other investments	285	—	—	285
Total held to maturity investment securities	$6,921	$73	$(69)	$6,925
The following tables summarize the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
As of September 30, 2018:
Government Sponsored Entities:
Mortgage-backed securities	$10,123	$(423)	$—	$—	$10,123	$(423)
As of December 31, 2017:
Government Sponsored Entities:
Mortgage-backed securities	$1,047	$(4)	$3,029	$(65)	$4,076	$(69)
At September 30, 2018, the Company held 7 held to maturity mortgage-backed securities of which 6 were in a loss position and 3 had been in a loss position for twelve months or more. At December 31, 2017, the Company held 6 held to maturity mortgage-backed securities of which 3 were in a loss position and 2 had been in a loss position for twelve months or more.
The unrecognized losses on the Company’s held to maturity investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018 and December 31, 2017.

The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of September 30, 2018 (dollars in thousands):

	September 30, 2018
	Amortized Cost	Fair Value
Available for sale investments securities
One to five years	$118,414	$114,175
Five to ten years	—	—
Beyond ten years	3,000	3,007
Equity securities	12,000	11,327
Mortgage-backed securities and collateralized mortgage obligations	492,878	486,067
Total available for sale investment securities	$626,292	$614,576
Held to maturity investments securities
Beyond ten years	$272	$272
Mortgage-backed securities	11,663	11,255
Total held to maturity investment securities	$11,935	$11,527
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities and collateralized mortgage obligations are not included in the maturity categories above and instead are shown separately. No securities were pledged as of September 30, 2018 and December 31, 2017.

3.	LOANS RECEIVABLE
Loans receivable consist of the following (dollars in thousands):

	September 30, 2018	December 31, 2017
Permanent mortgages on:
Multifamily residential	$3,502,286	$2,887,438
Single family residential	2,193,365	1,957,546
Commercial real estate	163,758	112,492
Construction and land loans	16,514	41,165
Non-Mortgage (‘‘NM’’) loans	100	50
Total	5,876,023	4,998,691
Deferred loan costs, net	49,765	42,856
Allowance for loan losses	(34,086)	(30,312)
Loans receivable held for investment, net	$5,891,702	$5,011,235

Certain loans have been pledged to secure borrowing arrangements (see Note 7).

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment (dollars in thousands):

	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM, and Construction	Total
Three months ended September 30, 2018
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$20,560	$10,098	$1,841	$859	$33,358
Provision for (reversal of) loan losses	604	396	157	(507)	650
Charge-offs	—	—	—	—	—
Recoveries	—	3	—	75	78
Ending balance allocated to portfolio segments	$21,164	$10,497	$1,998	$427	$34,086
Three months ended September 30, 2017
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$15,573	$8,825	$1,912	$1,046	$27,356
Provision for (reversal of) loan losses	1,666	68	(64)	(120)	1,550
Charge-offs	—	—	—	—	—
Recoveries	—	3	—	75	78
Ending balance allocated to portfolio segments	$17,239	$8,896	$1,848	$1,001	$28,984
Nine months ended September 30, 2018
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$18,588	$9,044	$1,734	$946	$30,312
Provision for (reversal of) loan losses	2,576	1,444	174	(744)	3,450
Charge-offs	—	—	—	—	—
Recoveries	—	9	90	225	324
Ending balance allocated to portfolio segments	$21,164	$10,497	$1,998	$427	$34,086
Nine months ended September 30, 2017
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$18,478	$11,559	$1,823	$1,438	$33,298
(Reversal of) provision for loan losses	(1,239)	(2,667)	25	(741)	(4,622)
Charge-offs	—	(5)	—	—	(5)
Recoveries	—	9	—	304	313
Ending balance allocated to portfolio segments	$17,239	$8,896	$1,848	$1,001	$28,984

The following tables summarize the allocation of the allowance for loan losses by impairment methodology (dollars in thousands):

	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM, and Construction	Total
As of September 30, 2018:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	21,164	10,472	1,998	427	34,061
Ending balance	$21,164	$10,497	$1,998	$427	$34,086
Loans:
Ending balance: individually evaluated for impairment	$575	$7,088	$—	$—	$7,663
Ending balance: collectively evaluated for impairment	3,501,711	2,186,277	163,758	16,614	5,868,360
Ending balance	$3,502,286	$2,193,365	$163,758	$16,614	$5,876,023
As of December 31, 2017:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	18,588	9,019	1,734	946	30,287
Ending balance	$18,588	$9,044	$1,734	$946	$30,312
Loans:
Ending balance: individually evaluated for impairment	$2,246	$8,991	$656	$—	$11,893
Ending balance: collectively evaluated for impairment	2,885,192	1,948,555	111,836	41,215	4,986,798
Ending balance	$2,887,438	$1,957,546	$112,492	$41,215	$4,998,691

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

The following tables summarize the loan portfolio allocated by management’s internal risk ratings at September 30, 2018 and December 31, 2017 (dollars in thousands):

	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, NM and Construction	Total
As of September 30, 2018:
Grade:
Pass	$3,422,215	$2,169,733	$161,294	$14,461	$5,767,703
Watch	76,313	14,649	2,464	—	93,426
Special mention	1,017	4,779	—	2,153	7,949
Substandard	2,741	4,204	—	—	6,945
Total	$3,502,286	$2,193,365	$163,758	$16,614	$5,876,023
As of December 31, 2017:
Grade:
Pass	$2,847,720	$1,923,960	$106,539	$41,215	$4,919,434
Watch	25,354	20,178	4,315	—	49,847
Special mention	6,569	9,025	—	—	15,594
Substandard	7,795	4,383	1,638	—	13,816
Total	$2,887,438	$1,957,546	$112,492	$41,215	$4,998,691
The following tables summarize an aging analysis of the loan portfolio by the time past due at September 30, 2018 and December 31, 2017 (dollars in thousands):

	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of September 30, 2018:
Loans:
Multifamily residential	$—	$—	$—	$575	$3,501,711	$3,502,286
Single family residential	720	—	85	1,620	2,190,940	2,193,365
Commercial real estate	—	—	—	—	163,758	163,758
Land, NM, and construction	—	—	—	—	16,614	16,614
Total	$720	$—	$85	$2,195	$5,873,023	$5,876,023
As of December 31, 2017:
Loans:
Multifamily residential	$2,751	$—	$—	$2,246	$2,882,441	$2,887,438
Single family residential	4,870	3,364	—	4,135	1,945,177	1,957,546
Commercial real estate	—	—	—	656	111,836	112,492
Land, NM, and construction	—	—	—	—	41,215	41,215
Total	$7,621	$3,364	$—	$7,037	$4,980,669	$4,998,691

The following table summarizes information related to impaired loans at September 30, 2018 and December 31, 2017 (dollars in thousands):

	As of September 30, 2018			As of December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$575	$638	$—	$2,246	$2,545	$—
Single family residential	6,148	6,393	—	8,029	8,237	—
Commercial real estate	—	—	—	656	798	—
	6,723	7,031	—	10,931	11,580	—
With an allowance recorded:
Single family residential	940	940	25	962	962	25
	940	940	25	962	962	25
Total:
Multifamily residential	575	638	—	2,246	2,545	—
Single family residential	7,088	7,333	25	8,991	9,199	25
Commercial real estate	—	—	—	656	798	—
	$7,663	$7,971	$25	$11,893	$12,542	$25
The following table summarizes information related to impaired loans for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,
	2018			2017
	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$953	$—	$—	$2,518	$—	$—
Single family residential	6,171	28	—	7,203	37	—
Commercial real estate	436	—	—	686	—	—
	7,560	28	—	10,407	37	—
With an allowance recorded:
Single family residential	943	7	—	976	8	—
	943	7	—	976	8	—
Total:
Multifamily residential	953	—	—	2,518	—	—
Single family residential	7,114	35	—	8,179	45	—
Commercial real estate	436	—	—	686	—	—
	$8,503	$35	$—	$11,383	$45	$—

	Nine months ended September 30,
	2018			2017
	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$1,520	$—	$—	$2,018	$—	$—
Single family residential	7,280	102	—	6,894	132	—
Commercial real estate	369	—	—	748	—	—
	9,169	102	—	9,660	132	—
With an allowance recorded:
Single family residential	1,255	33	—	982	25	—
	1,255	33	—	982	25	—
Total:
Multifamily residential	1,520	—	—	2,018	—	—
Single family residential	8,535	135	—	7,876	157	—
Commercial real estate	369	—	—	748	—	—
	$10,424	$135	$—	$10,642	$157	$—
The following table summarizes the recorded investment related to troubled debt restructurings at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Troubled Debt Restructurings:
Multifamily residential	$—	$667
Single family residential	5,499	5,653
Total recorded investment in troubled debt restructurings	$5,499	$6,320

The Company has allocated $25 thousand of allowances for loans modified in troubled debt restructurings at September 30, 2018 and December 31, 2017. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings. There were no troubled debt restructurings during the three and nine months ended September 30, 2018 and 2017.

The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three and nine months ended September 30, 2018 and 2017. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the nine months ended September 30, 2018 and 2017 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment of $25.7 million and $53.0 million as of September 30, 2018 and September 30, 2017, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant such as delays in payment of up to 4 months.

4.	NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned (foreclosed property). The Company’s nonperforming assets and trends related to those assets at September 30, 2018 and December 31, 2017 are indicated below (dollars in thousands):

	September 30, 2018	December 31, 2017
Non-accrual loans:
Multifamily residential	$575	$2,246
Single family residential	1,620	4,135
Commercial real estate	—	656
Total non-accrual loans	2,195	7,037
Real estate owned	—	—
Total nonperforming assets	$2,195	$7,037
No interest income was recognized on non-accrual loans during the three and nine months ended September 30, 2018 and 2017. Contractual interest not accrued on nonperforming loans during the three and nine months ended September 30, 2018 totaled $50 thousand and $203 thousand, respectively, compared with $77 thousand and $186 thousand for the three and nine months ended September 30, 2017, respectively.

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

	September 30, 2018	December 31, 2017
Mortgage loans serviced for:
FHLMC	$536,343	$625,545
Other financial institutions	149,092	158,136
Total mortgage loans serviced for others	$685,435	$783,681
Custodial account balances maintained in connection with serviced loans totaled $11.5 million and $5.2 million at September 30, 2018 and December 31, 2017, respectively.
Activity for mortgage servicing rights are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning Balance	$3,868	$1,258	$4,255	$1,099
Additions	139	2,885	139	3,126
Disposals	—	—	—	—
Change in fair value due to changes in assumptions	—	—	—	—
Other changes in fair value	(268)	(65)	(655)	(147)
Ending balance	$3,739	$4,078	$3,739	$4,078
Fair value as of September 30, 2018 was determined using a discount rate of 10%, prepayment speeds ranging from 5.6% to 70.4%, depending on the stratification of the specific right, and a weighted average default rate of 5%. Fair value as of December 31, 2017 was determined using a discount rate of 10%, prepayment speeds ranging from 5.8% to 70.4%, depending on the stratification of the specific right, and a weighted average default rate of 5%.

6.	DEPOSITS
A summary of deposits at September 30, 2018 and December 31, 2017 is as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Certificate accounts	$3,232,976	$2,242,682
Money market savings	1,367,089	1,389,425
NOW accounts	173,789	203,159
Money market checking	100,016	85,073
Non-interest bearing demand	70,074	30,899
	$4,943,944	$3,951,238
The Company had certificates of deposit with a denomination of $100 thousand or more totaling $2.3 billion and $1.9 billion at September 30, 2018 and December 31, 2017, respectively.

The Company had certificates of deposit that meet or exceed the FDIC Insurance limit of $250 thousand of $1.2 billion and $1.1 billion at September 30, 2018 and December 31, 2017, respectively.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $527.7 million and $278.4 million at September 30, 2018 and December 31, 2017, respectively.

Maturities of the Company’s certificate accounts at September 30, 2018 are summarized as follows (dollars
in thousands):

October 1 - December 31, 2018	$952,094
Year ending December 31, 2019	1,358,051
Year ending December 31, 2020	687,505
Year ending December 31, 2021	203,322
Year ending December 31, 2022	26,738
Thereafter	5,266
$3,232,976

7.	FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the Federal Home Loan Bank ("FHLB"), on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of September 30, 2018 and December 31, 2017, the Bank had pledged various mortgage loans totaling approximately $2.2 billion and $2.4 billion, respectively, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $406.5 million and $379.0 million as of September 30, 2018 and December 31, 2017, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of September 30, 2018 and December 31, 2017.

The following table discloses the Bank’s outstanding advances from the Federal Home Loan Bank of San Francisco (dollars in thousands):

			As of September 30, 2018
	Outstanding Balances		Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate
	September 30, 2018	December 31, 2017				Maturity Dates
Fixed rate short-term	$85,000	$411,600	2.33%	2.33%	2.33%	October 2018
Fixed rate long-term	777,139	427,660	1.40%	7.69%	2.31%	July 2019 to August 2032
Variable rate long-term	100,000	150,000	2.32%	2.52%	2.42%	August 2019 to January 2020
	$962,139	$989,260
The Bank's available borrowing capacity based on pledged loans to the FRB and the FHLB totaled $924.4 million and $1.1 billion at September 30, 2018 and December 31, 2017, respectively.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the three months ended September 30, 2018 there was a maximum amount of short term borrowings outstanding of $85.0 million, an average amount outstanding of $62.4 million and a weighted average interest rate of 2.09%.

The following table summarizes maturities over the next five years as of September 30, 2018 (dollars in thousands):

October 1 - December 31, 2018	$85,000
Year ending December 31, 2019	275,000
Year ending December 31, 2020	150,000
Year ending December 31, 2021	150,600
Year ending December 31, 2022	—
Thereafter	301,539
$962,139

8.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
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
At September 30, 2018 and December 31, 2017, the Company had two Trusts which have issued Trust Securities in a private placement transaction. The Trusts have invested the proceeds of such Trust Securities in the Notes. Each of the Notes has an interest rate equal to the corresponding Trust Securities distribution rate. The Company has the right to defer payment of interest on the Notes at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the relevant Notes. During any such extension period, distributions on the Trust Securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted.
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
The following table is a summary of the outstanding Trust Securities and Notes at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	3.71%	$41,238	2.97%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	3.95%	$20,619	3.21%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%

9.	SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The proceeds of this debt were used to retire senior unsecured term notes issued between 2009 and 2011 totaling $62.7 million, including a prepayment penalty of $243 thousand, and make an additional contribution to the Bank of $28 million in the form of paid-in capital. The balance of the proceeds, or approximately $2.7 million, was retained at the holding company to be used as cash reserves and for general corporate purposes. The following table summarizes information on these notes as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Principal	Unamortized debt issuance costs	Principal	Unamortized debt issuance costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$738	$95,000	$839	9/30/2024	6.50%

10.	INCOME TAXES
In connection with the initial public offering, the Company terminated its S Corporation status and became a taxable entity (“C Corporation”) on December 1, 2017. As such, any periods prior to December 1, 2017 will only reflect an effective state income tax rate.
The provision for income taxes for the three and nine months ended September 30, 2018 and 2017 differs from the statutory federal rate of 21% and 35%, respectively, due to the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statutory U.S. Federal Income Tax	$3,573	$6,426	$10,089	$17,729
Increase (decrease) resulting from:
Benefit of S Corporation status	—	(6,426)	—	(17,729)
State Taxes, net of federal benefit	1,312	612	3,533	1,691
Other	1	—	(34)	—
Provision for income taxes	$4,886	$612	$13,588	$1,691

11.	STOCK BASED COMPENSATION
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

Non-cash stock compensation expense recognized for RSAs and RSUs for the three and nine months ended September 30, 2018 totaled $1.1 million and $3.2 million, respectively. No RSAs or RSUs had been granted prior to December 2017.

As of September 30, 2018, there was $5.5 million of unrecognized compensation expense related to 1,209,607 unvested RSAs and RSUs. This expense is expected to be recognized over a weighted average period of 1.95 years. As of September 30, 2018, 169,490 shares of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about restricted stock awards and restricted stock units for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	1,319,700	$10.75
Shares granted	131,140	12.77
Shares settled	(53,059)	10.75
Shares forfeited	(18,684)	11.41
End of the period balance	1,379,097	$10.93

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At September 30, 2018 and December 31, 2017, there were 2,577,243 and 2,689,699 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan.

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
Typical unobservable inputs used for computing the fair value of impaired loans include adjustments made by appraisers and brokers for differences between comparable property sales, net operating income assumptions and capitalization rates. Other factors considered include geographic sales trends and the values of comparable surrounding properties as well as the condition of the subject property. In measuring the fair value of impaired collateral dependent loans, the Company assumes a 100% default rate. The valuation techniques used by third party appraisers is consistent among all loan classes held by the Company due to the similarities in the type of loan collateral. For loans measured at fair value on a non-recurring basis in the Company’s loan portfolio at September 30, 2018 and December 31, 2017, adjustments made by appraisers and brokers to comparable property sales generally ranged from (10)% to 20%. Additionally, all appraisals are reviewed in accordance with Uniform Standards of Professional Appraisal Practice, or USPAP, by in house licensed appraisers who review not only the appraisal but independently search for comparable properties to ensure selected comparable properties and corresponding adjustments are appropriate. When necessary appraisal staff will adjust or reject an appraised value. The Company estimates that selling costs approximate 6% of the collateral fair value.
It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.
The fair value of servicing rights is determined using a valuation model that utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data.
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

			Fair Level Measurements Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2018:
Financial assets:
Cash and cash equivalents	$60,698	$60,698	$60,698	$—	$—
Investment securities:
Available for sale	614,576	614,576	961	613,615	—
Held to maturity	11,935	11,527	—	11,527	—
Loans held for sale	—	—	—	—	—
Loans receivable, net	5,891,702	5,866,790	—	—	5,866,790
Accrued interest receivable	20,060	20,060	14	1,744	18,302
Federal Home Loan Bank stock	27,235	N/A	N/A	N/A	N/A
Mortgage servicing rights	3,739	3,739	—	—	3,739
Interest rate cap premium	5	5	—	5	—
Financial liabilities:
Deposits	$4,943,944	$4,893,997	$1,710,969	$3,183,028	$—
FHLB advances	962,139	951,678	—	951,678	—
Junior subordinated deferrable interest debentures	61,857	59,016	—	59,016	—
Senior debt	94,262	98,356	—	98,356	—
Accrued interest payable	4,974	4,974	—	4,974	—
As of December 31, 2017:
Financial assets:
Cash and cash equivalents	$75,578	$75,578	$75,578	$—	$—
Investment securities:
Available for sale	503,288	503,288	984	502,304	—
Held to maturity	6,921	6,925	—	6,925	—
Loans receivable, net	5,011,235	5,022,250	—	—	5,022,250
Accrued interest receivable	14,901	14,901	27	1,320	13,554
Federal Home Loan Bank stock	27,733	N/A	N/A	N/A	N/A
Mortgage servicing rights	3,868	3,868	—	—	3,868
Interest rate cap premium	1	1	—	1	—
Financial liabilities:
Deposits	$3,951,238	$3,917,999	$1,708,556	$2,209,443	$—
FHLB advances	989,260	989,833	—	989,833	—
Junior subordinated deferrable interest debentures	61,857	58,624	—	58,624	—
Senior debt	94,161	104,500	—	104,500	—
Accrued interest payable	1,781	1,781	—	1,781	—
These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates

Assets and Liabilities Recorded at Fair Value
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2018 and December 31, 2017.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis under other accounting pronouncements (dollars in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2018:
Financial Assets:
Available for sale investment securities:
Government and Government Sponsored Entities:
Mortgage-backed securities	$445,525	$—	$445,525	$—
Agency bonds	116,221	—	116,221	—
Collateralized mortgage obligations	40,542	—	40,542	—
U.S. Treasury	961	961	—	—
CRA Qualified Investment Fund	11,327	—	11,327	—
Total investment securities available for sale	$614,576	$961	$613,615	—
Interest rate cap premium	$5	$—	$5	$—
As of December 31, 2017:
Financial Assets:
Available for sale investment securities:
Government and Government Sponsored Entities:
Mortgage-backed securities	$326,221	$—	$326,221	$—
Agency bonds	117,222	—	117,222	—
Collateralized mortgage obligations	47,168	—	47,168	—
U.S. Treasury	984	984	—	—
CRA Qualified Investment Fund	11,693	—	11,693	—
Total investment securities available for sale	$503,288	$984	$502,304	$—
Interest rate cap premium	$1	$—	$1	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2018 and 2017.

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
For the three and nine months ended September 30, 2018, there were no charge offs on impaired loans. At December 31, 2017, an impaired loan of $196 thousand was adjusted to a fair value of $191 thousand by recording a charge-off of $5 thousand. The fair value of impaired, collateral dependent loans is estimated at the fair value of the underlying collateral, less estimated selling costs. These loans are categorized as Level 3 due to ongoing real estate market conditions which may require the use of unobservable inputs and assumptions in fair value measurements.
The company held no real estate owned at September 30, 2018 and December 31, 2017. Management periodically obtains updated valuations of properties after foreclosure.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $1.5 million and $1.7 million as of September 30, 2018 and December 31, 2017, respectively, based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation.

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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with generally accepted accounting principles of not less than $2.0 million. If Luther Burbank Savings’ capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At September 30, 2018, the Bank’s actual net worth was $714.2 million.
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
With respect to the securitization transaction, the Bank also has continuing involvement through a reimbursement agreement executed with Freddie Mac. To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Bank is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of September 27, 2017. The Bank recognized a reserve liability of $1.5 million and $1.7 million as of September 30, 2018 and December 31, 2017, respectively, for our exposure to the reimbursement agreement with Freddie Mac.
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Proceeds from loan sales	$19,604	$629,190	$19,604	$689,372
Servicing fees	372	36	1,176	253

The following table provides information about the loans transferred through sales or securitization and not recorded on our unaudited consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations (dollars in thousands):

	Single Family Residential	Multifamily Residential
September 30, 2018
Principal balance of loans	$26,734	$658,701
Loans 90+ days past due	—	—
Charge-offs, net	—	—
December 31, 2017
Principal balance of loans	29,772	753,909
Loans 90+ days past due	—	—
Charge-offs, net	—	—

15.	COMMITMENTS AND CONTINGENCIES
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
At September 30, 2018 and December 31, 2017, the Company had outstanding commitments of approximately $100.9 million and $65.8 million, respectively, for real estate loans. Unfunded loan commitment reserves totaled $223 thousand and $197 thousand at September 30, 2018 and December 31, 2017, respectively.
Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2019 and 2028, with certain leases containing either three, five or ten year renewal options. At September 30, 2018, minimum commitments under these non-cancellable leases with initial or remaining terms of one year or more are as follows (dollars in thousands):

October 1 - December 31, 2018	$1,366
Year ending December 31, 2019	5,241
Year ending December 31, 2020	3,851
Year ending December 31, 2021	3,380
Year ending December 31, 2022	2,419
Thereafter	3,018
$19,275

Rent expense under operating leases was $1.2 million and $3.4 million for the three and nine months ended September 30, 2018, respectively, compared with $1.1 million and $3.3 million for the three and nine months ended September 30, 2017, respectively. Sublease income earned was $174 thousand and $589 thousand for the three and nine months ended September 30, 2018, respectively, compared with $151 thousand and $441 thousand for the same periods last year, respectively.

Contingencies
The Company is involved in legal proceedings arising in the normal course of business. In the opinion of management, the outcomes of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.
Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. These balances are insured by the FDIC up to $250 thousand. At September 30, 2018 and December 31, 2017, the Company had $826 thousand and $845 thousand, respectively, in cash balances exceeding the insured amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at September 30, 2018 and December 31, 2017 and our results of operations for the three and nine months ended September 30, 2018 and September 30, 2017, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings, the discussion and analysis relates to activities primarily conducted by the Bank.

Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Manhattan Beach, California with $6.7 billion in assets at September 30, 2018. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, high net worth individuals and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.

Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data as of and for the three and nine months ended September 30, 2018 and 2017 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data as of and for the three months ended June 30, 2018 (except as otherwise noted below) are derived from our unaudited consolidated financial statements included in our previously filed Quarterly Report on Form 10-Q. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Three Months Ended			As of or For the Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Per Common Share
Diluted earnings per share	$0.21	$0.20	$0.42	$0.61	$1.17
Book value per share	$10.11	$9.94	$10.32	$10.11	$10.32
Tangible book value per share (1)	$10.05	$9.88	$10.24	$10.05	$10.24
Pro Forma Statements of Income and Per Common Share Data (1)
Pro forma net income	$12,129	$11,226	$10,648	$34,457	$29,380
Diluted pro forma earnings per share	$0.21	$0.20	$0.25	$0.61	$0.70
Selected Ratios
Return on average:
Assets	0.73%	0.71%	1.23%	0.73%	1.19%
Stockholders' equity	8.52%	8.00%	16.62%	8.17%	15.70%
Dividend payout ratio	27.20%	29.41%	2.82%	36.75%	42.28%
Net interest margin	1.94%	2.00%	2.02%	2.01%	2.05%
Efficiency ratio (1)	46.07%	46.67%	40.91%	46.48%	48.48%
Loan to deposit ratio	119.86%	124.89%	119.87%	119.86%	119.87%
Pro Forma Selected Ratios (1)
Pro forma return on average assets	0.73%	0.71%	0.74%	0.73%	0.71%
Pro forma return on average equity	8.52%	8.00%	9.97%	8.17%	9.42%
Credit Quality Ratios
Allowance for loan losses to loans	0.58%	0.58%	0.63%	0.58%	0.63%
Allowance for loan losses to nonperforming loans	1,552.89%	696.99%	497.24%	1,552.89%	497.24%
Nonperforming assets to total assets	0.03%	0.07%	0.11%	0.03%	0.11%
Net recoveries to average loans	0.01%	0.01%	0.01%	0.01%	0.01%

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

Changes in the fair value of investments available-for-sale and derivatives designated as effective cash flow hedges are recorded in our unaudited consolidated statements of financial condition and other comprehensive income (loss) while changes in fair value of loans held for sale or other derivatives are recorded in the unaudited consolidated statements of financial condition and in the unaudited statements of income.

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

Non-GAAP Financial Measures

Some of the financial measures discussed in this Quarterly Report on Form 10-Q are ‘‘non-GAAP financial measures.’’ In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in our unaudited consolidated statements of income, statements of financial condition or statements of cash flows.

Pre-tax, pre-provision net earnings is defined as income before taxes and provision for loan losses. We believe the most directly comparable GAAP financial measure is income before taxes. Disclosure of this measure enables you to compare our operations to those of other banking companies before consideration of taxes and provision expense, which some investors may consider to be a more appropriate comparison given our S Corporation status and recaptures from the allowance for loan losses. Prior to January 1, 2018, we calculate our pro forma net income, return on average assets, return on average equity and per share amounts by adding back our franchise S Corporation tax to net income, and using a combined C Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. Beginning January 1, 2018, our pro forma income tax expense is our actual C Corporation tax provision. Net tangible book value is defined as total assets less goodwill and total liabilities. Efficiency ratio is defined as noninterest expenses divided by operating revenue, which is equal to net interest income plus noninterest income. We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of income and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

The following reconciliation tables provide a more detailed analysis of these non-GAAP financial measures:

	As of or For the Three Months Ended			As of or For the Nine Months Ended
(Dollars in thousands except per share data)	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Pre-tax, pre-provision net earnings
Income before taxes	$17,015	$15,754	$18,359	$48,045	$50,655
Plus: Provision for (reversal of) loan losses	650	1,300	1,550	3,450	(4,622)
Pre-tax, pre-provision net earnings	$17,665	$17,054	$19,909	$51,495	$46,033
Efficiency Ratio
Noninterest expense (numerator)	$15,090	$14,922	$13,782	$44,725	$43,323
Net interest income	31,712	31,159	28,760	93,335	83,342
Noninterest income	1,043	817	4,931	2,885	6,014
Operating revenue (denominator)	$32,755	$31,976	$33,691	$96,220	$89,356
Efficiency ratio	46.07%	46.67%	40.91%	46.48%	48.48%
Pro Forma Net Income
Income before provision for income taxes	$17,015	$15,754	$18,359	$48,045	$50,655
Actual/pro forma provision for income taxes	4,886	4,528	7,711	13,588	21,275
Actual/pro forma net income (numerator)	$12,129	$11,226	$10,648	$34,457	$29,380
Pro Forma Diluted Earnings Per Share
Weighted average common shares outstanding - diluted (denominator)	56,864,100	56,820,076	42,000,000	56,813,110	42,000,000
Actual/pro forma diluted earnings per share	$0.21	$0.20	$0.25	$0.61	$0.70
Pro Forma Return on Average Assets
Actual/pro forma net income (numerator)	$12,129	$11,226	$10,648	$34,457	$29,380
Average assets (denominator)	$6,619,629	$6,310,087	$5,786,035	$6,262,313	$5,494,124
Actual/pro forma return on average assets	0.73%	0.71%	0.74%	0.73%	0.71%
Pro Forma Return on Average Stockholders' Equity
Actual/pro forma net income (numerator)	$12,129	$11,226	$10,648	$34,457	$29,380
Average stockholders' equity (denominator)	$569,176	$560,961	$427,018	$562,312	$415,946
Actual/pro forma return on average stockholders' equity	8.52%	8.00%	9.97%	8.17%	9.42%

(Dollars in thousands except per share data)	September 30, 2018	June 30, 2018	September 30, 2017
Tangible Book Value Per Share
Total Assets	$6,692,415	$6,510,233	$5,319,557
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	6,689,118	6,506,936	5,316,260
Less: Total Liabilities	(6,121,016)	(5,948,053)	(4,886,097)
Tangible Stockholders' Equity (numerator)	$568,102	$558,883	$430,163
Period end shares outstanding (denominator)	56,543,771	56,559,655	42,000,000
Tangible Book Value Per Share	$10.05	$9.88	$10.24

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
The size of the multifamily loan portfolio sold to the REMIC was $626.1 million, consisting of one class of post-reset, variable rate 3, 5, and 7-year hybrid loans in an aggregate principal amount of approximately $91.6 million, and two classes of pre-reset, variable rate 3, 5 and 7-year hybrid loans in an aggregate principal amount of approximately $534.5 million. 74.3% of the loan portfolio consisted of loans for multifamily properties located in California, while the remaining 25.7% of the loan portfolio consistent of loans for multifamily properties located in Washington. We retain sub-servicing obligations on the loan portfolio. The gross proceeds of this sale to us was approximately $637.6 million. We used the proceeds of this sale to pay down short-term FHLB borrowings. These borrowings had no prepayment penalties associated with them. The following table summarizes the loans that were sold in this securitization.

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

As a result of our exit from retail mortgage banking and current securitization activities, gains on the sale of loans and other fee income shown as noninterest income in our unaudited consolidated statements of income may not be directly comparable, and will likely vary, from period to period.

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

Results of operations - Three Months Ended September 30, 2018 and 2017

Overview

For the three months ended September 30, 2018, our net income was $12.1 million as compared to $17.7 million for the same period last year. The decrease of $5.6 million, or 31.7%, was attributed primarily to an increase of $4.3 million in the provision for income taxes and a decrease in gain on sale of loans of $4.0 million related to our multifamily securitization completed in September 2017, compared to the same period last year, partially offset by an increase of $3.0 million in net interest income. The increase in provision for income taxes was due to the increase in tax rates associated with the revocation of our S Corporation election in conjunction with our IPO in December 2017. Pre-tax, pre-provision net earnings decreased by $2.2 million, or 11.3%, for the three months ended September 30, 2018 as compared to the same period last year largely due to the decrease in gain on sale of loans related to the securitization in 2017.

Net Interest Income

Net interest income increased by $3.0 million, or 10.3%, to $31.7 million for the three months ended September 30, 2018 from $28.8 million for the same period last year primarily due to growth in the average balance and yield of our loan portfolio and, to a lesser extent, a decrease in the average balance of FHLB advances. During the quarter ended September 30, 2018, the average balance in loans increased by $729.0 million and the yield increased by 35 basis points and the average balance of FHLB advances decreased by $424.7 million, compared to the same period last year. This was partially offset by growth in the average balance of our deposits of $1.1 billion and increases in the cost of funds in connection with deposits and FHLB advances of 53 and 88 basis points, respectively. As a result of the factors discussed above, our net interest margin of 1.94% for the three months ended September 30, 2018 decreased from our net interest margin of 2.02% for the same period last year.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended September 30, 2018 and 2017. The average balances are daily averages.

	For the Three Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Interest-Earning Assets
Multifamily residential	$3,446,093	$33,609	3.90%	$3,127,490	$27,444	3.51%
Single family residential	2,209,538	19,935	3.61%	1,852,488	15,372	3.32%
Commercial	158,567	1,863	4.70%	81,577	933	4.57%
Construction, land and NM	24,354	237	3.89%	48,044	431	3.59%
Total Loans (1)	5,838,552	55,644	3.81%	5,109,599	44,180	3.46%
Securities available for sale	587,917	3,166	2.15%	482,612	1,626	1.35%
Securities held to maturity	11,980	100	3.35%	7,047	57	3.24%
Cash and cash equivalents	105,854	489	1.85%	104,776	320	1.22%
Total interest-earning assets	6,544,303	59,399	3.63%	5,704,034	46,183	3.24%
Noninterest-earning assets (2)	75,326			82,001
Total assets	$6,619,629			$5,786,035
Interest-Bearing Liabilities
Transaction accounts (3)	$228,803	$303	0.53%	$220,206	$417	0.76%
Money market demand accounts	1,483,298	4,150	1.12%	1,462,382	3,016	0.82%
Time deposits	3,137,338	15,197	1.94%	2,052,055	6,723	1.31%
Total deposits	4,849,439	19,650	1.62%	3,734,643	10,156	1.09%
FHLB advances	987,607	5,860	2.37%	1,412,319	5,260	1.49%
Junior subordinated debentures	61,857	600	3.88%	61,857	430	2.78%
Senior debt	94,240	1,577	6.69%	94,106	1,577	6.70%
Total interest-bearing liabilities	5,993,143	27,687	1.85%	5,302,925	17,423	1.31%
Noninterest-bearing liabilities	57,310			56,092
Total stockholders' equity	569,176			427,018
Total liabilities and stockholders' equity	$6,619,629			$5,786,035

Net interest spread (4)			1.78%			1.92%
Net interest income/margin (5)		$31,712	1.94%		$28,760	2.02%

(1)
Non-accrual loans and loans held for sale are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $2.8 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively.

(2)	Noninterest earning assets includes the allowance for loan losses.

(3)	Transaction accounts include both interest and non-interest bearing deposits.

(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.

(5)	Net interest margin is net interest income divided by total interest-earning assets.

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

	Three Months Ended September 30, 2018 vs 2017
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$2,945	$3,220	$6,165
Single family residential	3,141	1,422	4,563
Commercial	904	26	930
Construction, land and NM	(228)	34	(194)
Total Loans	6,762	4,702	11,464
Securities available for sale	412	1,128	1,540
Securities held to maturity	41	2	43
Cash and cash equivalents	3	166	169
Total interest-earning assets	7,218	5,998	13,216
Interest-Bearing Liabilities
Transaction accounts	15	(129)	(114)
Money market demand accounts	44	1,090	1,134
Time deposits	4,449	4,025	8,474
Total deposits	4,508	4,986	9,494
FHLB advances	(1,898)	2,498	600
Junior subordinated debentures	—	170	170
Senior debt	2	(2)	—
Total interest-bearing liabilities	2,612	7,652	10,264

Net Interest Income	$4,606	$(1,654)	$2,952

Total interest income increased by $13.2 million, or 28.6%, for the three months ended September 30, 2018 as compared to the same period of 2017. Interest income from loans accounted for $11.5 million of that amount as the average daily balance of loans increased by $729.0 million, or 14.3%. The interest income increase from greater average loan balances was further enhanced by a 35 basis point increase in loan yield. The volume of new loans originated totaled $463.4 million and $491.9 million for the three months ended September 30, 2018 and 2017, respectively. The weighted average rate on new loans for the three months ended September 30, 2018 was 4.84% as compared to 4.01% for the same period last year. Loan prepayment speeds were 15.90% and 14.22% during the three months ended September 30, 2018 and 2017, respectively. The weighted average rate on loan payoffs during the three months ended September 30, 2018 was 3.90% as compared to 3.66% for the same period last year.

Total interest expense increased $10.3 million to $27.7 million for the three months ended September 30, 2018 from $17.4 million for the same period last year. Interest expense on deposits increased $9.5 million to $19.7 million for the three months ended September 30, 2018 from $10.2 million for the same period of last year. This increase is due to average daily deposit balances increasing by $1.1 billion, or 29.9%, from period to period, as well as cost of deposits increasing to 1.62% for the three months ended September 30, 2018, from 1.09% for the same period last year. Interest expense on advances from the FHLB increased by $600 thousand due to an 88 basis point increase in the cost of those advances as compared to the same period last year. The increase in the cost of deposits and FHLB advances were caused by strong deposit competition and rising interest rates. FHLB advances were further impacted by an extension in the duration of the portfolio during the quarter ended September 30, 2018 compared to the same period last year, which increased to a weighted average remaining maturity of 2.2 years at September 30, 2018 compared to 1.6 years at September 30, 2017. We use both deposits and FHLB advances to fund net loan growth. We also use FHLB advances, with or without embedded interest rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part I - Financial Information, Item 3. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

Provisions for loan losses totaled $650 thousand for the three months ended September 30, 2018 as compared to $1.6 million for the same period last year. The lower loan loss provision recorded during the current quarter compared to the same period last year was primarily attributable to a decline in loan growth compared to the prior period. During the three months ended September 30, 2018, loans increased by $190.9 million compared to $324.0 million for the same period last year. The change in loans during the three months ended September 30, 2017 excludes the impact of loans sold in connection with the Company's securitization in September 2017. Nonperforming loans totaled $2.2 million, or 0.04% of total loans, at September 30, 2018, compared to $7.0 million, or 0.14% of total loans, at December 31, 2017. Our allowance for loan losses as a percentage of total loans was 0.58% at September 30, 2018 as compared to 0.63% and 0.60% at September 30, 2017 and December 31, 2017, respectively.

While loans in our portfolio occasionally become impaired, the loans, as individually analyzed and measured, generally do not require a charge-off or reserve for loss. Nonperforming loans as a percentage of total loans decreased from 0.14% to 0.04% from December 31, 2017 to September 30, 2018. 61% of those loans, by balance, were current and paying as agreed at September 30, 2018. Additionally, our classified loans as a percentage of total loans decreased 16 basis points, from 0.28% to 0.12%, over the same period.

Noninterest Income

Noninterest income decreased by $3.9 million to $1.0 million for the three months ended September 30, 2018 from $4.9 million for the same period last year.

The following table presents the major components of our noninterest income:

	For the Three Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
Loans held for sale	$140	$4,133	$(3,993)	(96.6)%
FHLB dividends	622	581	41	7.1%
Fee income	154	107	47	43.9%
Earnings on CSV life insurance	45	48	(3)	(6.3)%
Other	82	62	20	32.3%
Total noninterest income	$1,043	$4,931	$(3,888)	(78.8)%
The decrease in noninterest income for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017, was primarily attributable to net gains on sale of loans of $3.7 million related to the Company's multifamily securitization transaction completed in September 2017.

Noninterest Expense

Noninterest expense increased $1.3 million, or 9.5%, to $15.1 million for the three months ended September 30, 2018 from $13.8 million for the three months ended September 30, 2017.

The following table presents the components of our noninterest expense for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$9,018	$8,664	$354	4.1%
Deposit insurance premium	483	580	(97)	(16.7)%
Professional and regulatory fees	394	428	(34)	(7.9)%
Occupancy	1,418	1,339	79	5.9%
Depreciation and amortization	700	717	(17)	(2.4)%
Data processing	895	791	104	13.1%
Marketing	1,235	253	982	388.1%
Other expenses	947	1,010	(63)	(6.2)%
Total noninterest expense	$15,090	$13,782	$1,308	9.5%

The increase in noninterest expense during the three months ended September 30, 2018 was primarily attributed to an increase of $982 thousand in marketing costs. The increase in marketing expenses is primarily related to costs associated with deposit gathering efforts. Other expenses include costs related to travel, publications, contributions, maintenance, miscellaneous loan items and provisions for reserves for off balance sheet liabilities.

Income Tax Expense

For the three months ended September 30, 2018, we recorded an income tax expense of $4.9 million as compared to $612 thousand for the same period last year with effective tax rates of 28.7% and 3.3%, respectively. We elected to be taxed as an S Corporation until December 1, 2017, at which time we revoked our election in connection with our initial public offering. Prior to December 1, 2017, we did not pay corporate U.S. federal income tax on our taxable income. Instead, our taxable income was ‘‘passed through’’ to our shareholders. Our tax expense for the three months ended September 30, 2018 reflects our liability for both federal and state taxes as a C Corporation. See ‘‘S Corporation Status’’ above for a discussion of our status as an S Corporation and ‘‘Pro Forma Net Income’’ below for a discussion on what our income tax expense and net income would have been had we been taxed as a C Corporation.

Pro Forma Net Income

In connection with our IPO, we revoked our “Subchapter S” corporation election on December 1, 2017. Prior to that date, as an S Corporation, we had no U.S. federal income tax expense. We calculate our pro forma net income by adding back our franchise S Corporation tax to net income, and using a combined C Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. Our net income for the three months ended September 30, 2018 and 2017 was $12.1 million and $17.7 million, respectively. Had we been subject to U.S. federal income tax during the three months ended September 30, 2017, on a pro forma basis, our provision for combined federal and state income tax would have been $7.7 million. As a result of the foregoing factors, our pro forma net income (after U.S. federal and California state income tax) for the three months ended September 30, 2018 and 2017 would have been $12.1 million and $10.6 million, respectively.

Results of operations - Nine Months Ended September 30, 2018 and 2017

Overview

For the nine months ended September 30, 2018 our net income was $34.5 million as compared to $49.0 million for the nine months ended September 30, 2017. The decrease of $14.5 million, or 29.6%, was primarily attributable to a $8.1 million increase in the provision for loan losses and an increase of $11.9 million in the provision for income taxes as compared to the same period last year, partially offset by an increase of $10.0 million in net interest income compared to the same period last year. The increase in loan loss provisions recognized during the nine months ended September 30, 2018 as compared to the same period last year were primarily attributable to the reversal of loan loss provisions during the nine months ended September 30, 2017 due to improvements in the credit metrics of our loan portfolio during that period. The increase in provision for income taxes was due to the increase in tax rates associated with the revocation of our S Corporation election in conjunction with our IPO in December 2017. Pre-tax, pre-provision net earnings increased by $5.5 million, or 11.9%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 largely due to the additional $10.0 million in net interest income partially offset by a decrease in noninterest income of $3.1 million during the nine months ended September 30, 2018 compared to the same period last year primarily resulting from a decline in net gain on sale of loans resulting from the securitization completed in September 2017.

Net Interest Income

Net interest income increased by $10.0 million, or 12.0%, to $93.3 million for the nine months ended September 30, 2018 from $83.3 million for the same period last year primarily related to growth in the average balance and yield of our loan portfolio. During the nine months ended September 30, 2018, the average balance in loans increased by $662.1 million and the yield increased by 31 basis points, compared to the same period last year. This increase was partially offset by growth in the average balance of our deposits of $769.9 million and an increase in the cost of funds in connection with our deposits and FHLB advances of 38 and 75 basis points, respectively. Our net interest margin of 2.01% for the nine months ended September 30, 2018 decreased from our net interest margin of 2.05% for the same period last year.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the nine months ended September 30, 2018 and 2017. The average balances are daily averages.

	For the Nine Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Interest-Earning Assets
Multifamily residential	$3,233,492	$92,296	3.81%	$2,947,998	$76,614	3.47%
Single family residential	2,117,957	55,405	3.49%	1,796,330	43,668	3.24%
Commercial	139,463	4,934	4.72%	71,555	2,558	4.77%
Construction, land and NM	31,608	915	3.86%	44,540	1,256	3.76%
Total Loans (1)	5,522,520	153,550	3.71%	4,860,423	124,096	3.40%
Securities available for sale	556,930	8,355	2.00%	470,415	4,680	1.33%
Securities held to maturity	11,545	283	3.27%	7,248	177	3.26%
Cash and cash equivalents	93,060	1,178	1.69%	87,183	662	1.01%
Total interest-earning assets	6,184,055	163,366	3.52%	5,425,269	129,615	3.19%
Noninterest-earning assets (2)	78,258			68,855
Total assets	$6,262,313			$5,494,124
Interest-Bearing Liabilities
Transaction accounts (3)	$223,487	$1,093	0.65%	$212,791	$1,125	0.70%
Money market demand accounts	1,465,200	10,681	0.97%	1,520,009	9,020	0.79%
Time deposits	2,691,934	34,367	1.70%	1,877,951	17,382	1.23%
Total deposits	4,380,621	46,141	1.40%	3,610,751	27,527	1.02%
FHLB advances	1,107,012	17,502	2.11%	1,257,390	12,796	1.36%
Junior subordinated debentures	61,857	1,655	3.57%	61,857	1,218	2.63%
Senior debt	94,207	4,733	6.70%	94,073	4,732	6.71%
Total interest-bearing liabilities	5,643,697	70,031	1.65%	5,024,071	46,273	1.23%
Noninterest-bearing liabilities	56,304			54,107
Total stockholders' equity	562,312			415,946
Total liabilities and stockholders' equity	$6,262,313			$5,494,124

Net interest spread (4)			1.87%			1.96%
Net interest income/margin (5)		$93,335	2.01%		$83,342	2.05%

(1)
Non-accrual loans and loans held for sale are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $7.4 million and $6.7 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Noninterest earning assets includes the allowance for loan losses.

(3)	Transaction accounts include both interest and non-interest bearing deposits.

(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.

(5)	Net interest margin is net interest income divided by total interest-earning assets.

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

	Nine Months Ended September 30, 2018 vs 2017
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$7,782	$7,900	$15,682
Single family residential	8,237	3,500	11,737
Commercial	2,403	(27)	2,376
Construction, land and NM	(373)	32	(341)
Total Loans	18,049	11,405	29,454
Securities available for sale	977	2,698	3,675
Securities held to maturity	105	1	106
Cash and cash equivalents	48	468	516
Total interest-earning assets	19,179	14,572	33,751
Interest-Bearing Liabilities
Transaction accounts	55	(87)	(32)
Money market demand accounts	(335)	1,996	1,661
Time deposits	9,058	7,927	16,985
Total deposits	8,778	9,836	18,614
FHLB advances	(1,680)	6,386	4,706
Junior subordinated debentures	—	437	437
Senior debt	7	(6)	1
Total interest-bearing liabilities	7,105	16,653	23,758

Net Interest Income	$12,074	$(2,081)	$9,993

Total interest income increased by $33.8 million, or 26.0%, for the nine months ended September 30, 2018 as compared to the same period last year. The increase was primarily due to a $29.5 million increase in interest income earned on loans resulting from growth in the average daily balance of loans, which increased by $662.1 million, or 13.6%, as compared to the same period last year, as well as a 31 basis point increase in our loan yield. The volume of new loans originated totaled $1.6 billion for both the nine months ended September 30, 2018 and 2017. The weighted average rate on new loans for the nine months ended September 30, 2018 was 4.60% as compared to 3.99% for the same period last year. Loan prepayment speeds were 13.95% and 16.25% during the nine months ended September 30, 2018 and 2017, respectively. The weighted average rate on loan payoffs during the nine months ended September 30, 2018 was 3.96% as compared to 3.67% for the same period last year.

Total interest expense increased $23.8 million to $70.0 million for the nine months ended September 30, 2018 from $46.3 million for the same period last year. Interest expense on deposits increased $18.6 million to $46.1 million for the nine months ended September 30, 2018 from $27.5 million for the same period last year. This increase is due to average daily deposit balances increasing by $769.9 million, or 21.3%, from period to period, as well as cost of deposits increasing to 1.40% for the nine months ended September 30, 2018, from 1.02% for the same period last year. Interest expense on advances from the FHLB increased by $4.7 million during the nine months ended September 30, 2018 compared to the same period last year. This increase was primarily attributable to a 75 basis point increase in the cost of those advances compared to the same period last year. The increase in the cost of deposits and FHLB advances were caused by strong deposit competition and rising interest rates. FHLB advances were further impacted by an extension in the duration of the portfolio during the nine months ended September 30, 2018 compared to the same period last year, which increased to a weighted average remaining maturity of 2.2 years at September 30, 2018 compared to 1.6 years at September 30, 2017. We use both deposits and FHLB advances to fund net loan growth. We also use FHLB advances, with or without embedded interest rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part I - Financial Information, Item 3. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

Provisions for loan losses totaled $3.5 million for the nine months ended September 30, 2018 as compared to a reversal of provision for loan losses of $4.6 million for the same period last year. The provision recorded in the first nine months of 2018 was primarily attributed to loan growth during the period. Reversals of loan loss provisions during the nine months ended September 30, 2017 were due to improvements in the credit metrics of our loan portfolio. Our allowance for loan losses as a percentage of total loans was 0.58% at September 30, 2018 as compared to 0.63% and 0.60% at September 30, 2017 and December 31, 2017, respectively.

Noninterest Income

Noninterest income decreased by $3.1 million, or 52.0%, to $2.9 million for the nine months ended September 30, 2018 from $6.0 million for the same period last year.

The following table presents the major components of our noninterest income:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
Loans held for sale	$140	$3,277	$(3,137)	(95.7)%
FHLB dividends	1,725	1,777	(52)	(2.9)%
Fee income	650	697	(47)	(6.7)%
Earnings on CSV life insurance	146	143	3	2.1%
Other	224	120	104	86.7%
Total noninterest income	$2,885	$6,014	$(3,129)	(52.0)%
The decrease in noninterest income for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, was primarily attributable net gains on sale of loans of $3.7 million related to the Company's multifamily securitization transaction completed in September 2017.

Noninterest Expense

Noninterest expense increased $1.4 million, or 3.2%, to $44.7 million for the nine months ended September 30, 2018 from $43.3 million for the same period last year.

The following table presents the components of our noninterest expense for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$27,836	$28,384	$(548)	(1.9)%
Deposit insurance premium	1,382	1,408	(26)	(1.8)%
Professional and regulatory fees	1,295	1,453	(158)	(10.9)%
Occupancy	4,018	3,860	158	4.1%
Depreciation and amortization	2,108	2,179	(71)	(3.3)%
Data processing	2,490	2,378	112	4.7%
Marketing	2,009	637	1,372	215.4%
Other expenses	3,587	3,024	563	18.6%
Total noninterest expense	$44,725	$43,323	$1,402	3.2%

The increase in noninterest expense during the nine months ended September 30, 2018 was primarily attributed to increases of $1.4 million in marketing expenses. Marketing expense increased due to costs associated with deposit gathering efforts. Other expenses include costs related to travel, publications, contributions, maintenance, miscellaneous loan items and provisions for reserves for off balance sheet liabilities.

Income Tax Expense

For the nine months ended September 30, 2018, we recorded an income tax expense of $13.6 million as compared to income tax expense of $1.7 million for the same period last year with effective tax rates of 28.3% and 3.3%, respectively. We elected to be taxed as an S Corporation until December 1, 2017, at which time we revoked our election in connection with our initial public offering. Prior to December 1, 2017, we did not pay corporate U.S. federal income tax on our taxable income. Instead, our taxable income was ‘‘passed through’’ to our shareholders. Our tax expense for the nine months ended September 30, 2018 reflects our liability for both federal and state taxes as a C Corporation. See ‘‘S Corporation Status’’ above for a discussion of our status as an S Corporation and ‘‘Pro Forma Net Income’’ below for a discussion on what our income tax expense and net income would have been had we been taxed as a C Corporation.

Pro Forma Net Income

In connection with our IPO, we revoked our “Subchapter S” corporation election on December 1, 2017. Prior to that date, as an S-Corporation, we had no U.S. federal income tax expense. We calculate our pro forma net income by adding back our franchise S Corporation tax to net income, and using a combined C Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S Corporation and does not give effect to any other transaction. Our net income for the nine months ended September 30, 2018 and 2017 was $34.5 million and $49.0 million, respectively. Had we been subject to U.S. federal income tax during the nine months ended September 30, 2017, on a pro forma basis, our provision for combined federal and state income tax would have been $21.3 million. As a result of the foregoing factors, our pro forma net income (after U.S. federal and California state income tax) for the nine months ended September 30, 2018 and 2017 would have been $34.5 million and $29.4 million, respectively.

Financial condition - As of September 30, 2018 and December 31, 2017

Total assets at September 30, 2018 were $6.7 billion, an increase of $988.0 million from December 31, 2017. The increase was primarily due to a $884.2 million, or 17.5%, increase in loans and a $111.3 million increase in available for sale investment securities. Total liabilities at September 30, 2018 and December 31, 2017 were $6.1 billion and $5.2 billion, respectively. The increase of $966.4 million, or 18.7%, was primarily attributable to growth in our deposits. Deposits increased by $992.7 million, or 25.1%, compared to December 31, 2017.

Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of September 30, 2018 and December 31, 2017 our total loans amounted to $5.9 billion and $5.0 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of September 30, 2018		As of December 31, 2017
(Dollars in thousands)	Amount	% of total loans	Amount	% of total loans
Real estate loans
Multifamily residential	$3,502,286	59.6%	$2,887,438	57.7%
Single family residential	2,193,365	37.3%	1,957,546	39.2%
Commercial real estate	163,758	2.8%	112,492	2.3%
Construction and land	16,514	0.3%	41,165	0.8%
Non-mortgage	100	—%	50	—%
Total loans before deferred items	5,876,023	100.0%	4,998,691	100.0%
Deferred loan costs, net	49,765		42,856
Total loans	$5,925,788		$5,041,547
Over the past few years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly. Our primary focus remains multifamily real estate lending, which constitutes 60% and 58% of our portfolio at September 30, 2018 and December 31, 2017, respectively. Single family residential lending, which we entered in 2006, is our secondary lending emphasis and represents 37% and 39% of our portfolio at September 30, 2018 and December 31, 2017, respectively.

We recognize that these two loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 522.9% and 448.5% as of September 30, 2018 and December 31, 2017, respectively. Our single family loans as a percentage of risk-based capital were 330.1% and 306.4% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At September 30, 2018, 60%, 28% and 12% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively. At December 31, 2017, our collateral footprint was 62%, 26% and 12% for southern California counties, northern California counties and Washington, respectively.

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

We have a small portfolio of construction loans with commitments (funded and unfunded) totaling $24.8 million and $53.1 million at September 30, 2018 and December 31, 2017, respectively. As a result of the northern California fires impacting our local community, and our desire to help rebuild homes in the affected areas, we re-established our construction lending program and we are actively pursuing opportunities to finance residential construction throughout our lending area.

The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In thousands)	2018	2017	2018	2017
Loan Inflows:
Multifamily residential	$277,601	$294,876	$872,025	$979,188
Single family residential	162,650	193,124	630,459	505,404
Commercial real estate	13,807	3,852	64,188	24,355
Construction and land	9,356	—	10,979	29,010
Non-mortgage	—	—	50	—
Mortgage banking originations	—	—	—	18,041
Total loans originated	463,414	491,852	1,577,701	1,555,998

Loan Outflows:
Portfolio loan sales	(19,603)	(626,061)	(19,603)	(652,705)
Mortgage banking loan sales	—	—	—	(25,187)
Loan principal reductions and payoffs	(277,711)	(208,974)	(688,477)	(688,278)
Other (1)	3,195	4,279	14,620	5,370
Total loan outflows	(294,119)	(830,756)	(693,460)	(1,360,800)
Net increase in total loan portfolio	$169,295	$(338,904)	$884,241	$195,198

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments and may include foreclosures, charge-offs and negative amortization.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At September 30, 2018, our multifamily real estate portfolio had an average loan balance of $1.6 million, an average unit count of 16 units, a weighted average loan to value of 57.1% and a weighted average debt service coverage ratio of 1.55, as compared to an average loan balance of $1.5 million, an average unit count of 15 units, a weighted average loan to value of 56.6% and a weighted average debt service coverage ratio of 1.54 at December 31, 2017.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide refinancings. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At September 30, 2018, our single family residential real estate portfolio had an average loan balance of $896 thousand, a weighted average loan to value of 64.5% and a weighted average credit score at origination/refreshed of 750. Our single family residential real estate portfolio had an average loan balance of $865 thousand, a weighted average loan to value of 65.1% and a weighted average credit score at origination/refreshed of 748 at December 31, 2017.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on non-residential commercial real estate. Our commercial real estate loans are generally used to finance the purchase of established multi-tenant industrial, office and retail sites. At September 30, 2018, our commercial real estate portfolio had an average loan balance of $2.0 million, a weighted average loan to value of 57.6% and a weighted average debt service coverage ratio of 1.54, as compared to an average loan balance of $1.8 million, a weighted average loan to value of 59.0% and a weighted average debt service coverage ratio of 1.52 at December 31, 2017. Our business plan provides for increased emphasis on this product through marketing and cross-selling efforts.

Other. Other categories of loans included in our portfolio include construction loans and non-mortgage loans. Construction loans currently consist primarily of single family construction projects. The non-mortgage loans in our portfolio were provided in support of community investment efforts.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
As of September 30, 2018:
Loans
Real estate mortgage loans:
Multifamily residential	$49	$1,082	$3,501,155	$3,502,286
Single family residential	7	1,108	2,192,250	2,193,365
Commercial real estate	902	560	162,296	163,758
Construction and land	4,614	1,906	9,994	16,514
Non-mortgage	—	—	100	100
Total loans	$5,572	$4,656	$5,865,795	$5,876,023

Fixed interest rates	$—	$198	$54,117	$54,315
Floating or adjustable rates	5,572	4,458	5,811,678	5,821,708
Total loans	$5,572	$4,656	$5,865,795	$5,876,023
As of December 31, 2017:
Loans
Real estate mortgage loans:
Multifamily residential	$1,783	$883	$2,884,772	$2,887,438
Single family residential	11	893	1,956,642	1,957,546
Commercial real estate	9,287	541	102,664	112,492
Construction and land	3,837	—	37,328	41,165
Non-mortgage	—	—	50	50
Total loans	$14,918	$2,317	$4,981,456	$4,998,691

Fixed interest rates	$—	$548	$43,981	$44,529
Floating or adjustable rates	15,203	1,769	4,937,190	4,954,162
Total loans	$15,203	$2,317	$4,981,171	$4,998,691
Our fixed interest rate loans are primarily secured by single family residential properties in conjunction with our efforts to provide affordable housing to low-to-moderate income individuals. Our floating/adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of 3 to 10 years and then convert to quarterly or semi-annual adjustments thereafter. As of September 30, 2018 and December 31, 2017, $3.4 billion and $2.7 billion, respectively, of our floating rate loans were at their floor rates. The weighted average minimum interest rate on these loans was 4.00% and 3.73% at September 30, 2018 and December 31, 2017, respectively. Included within the floating rate loans are hybrid adjustable rate loans, which typically reprice after an initial fixed period of three to five years.

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

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Non-accrual loans
Multifamily residential portfolio	$575	$2,246
Single family residential portfolio	1,620	4,135
Commercial real estate	—	656
Construction and land	—	—
Non-mortgage	—	—
Total non-accrual loans	2,195	7,037
Real estate owned	—	—
Total nonperforming assets	$2,195	$7,037
Performing troubled debt restructurings	$5,467	$4,857
Allowance for loan losses to period end nonperforming loans	1552.89%	430.75%
Nonperforming loans to period end loans	0.04%	0.14%
Nonperforming assets to total assets	0.03%	0.12%
Nonperforming loans plus performing TDRs to total loans	0.13%	0.24%

When assessing whether a loan should be placed on non-accrual status because contractual payment appears doubtful, consideration is given to the information we collect on an annual basis from borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.

For the three and nine months ended September 30, 2018 and 2017, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three months ended September 30, 2018 and 2017, the Company recorded $35 thousand and $45 thousand, respectively, of interest income related to performing TDR loans. For the nine months ended September 30, 2018 and 2017, the Company recorded $135 thousand and $157 thousand, respectively, of interest income related to performing TDR loans.

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Allowance for loan losses at beginning of period	$33,358	$27,356	$30,312	$33,298
Charge-offs:
Single family residential	—	—	—	(5)
Total charge-offs	—	—	—	(5)
Recoveries:
Single family residential	3	3	9	9
Commercial real estate	—	—	90	—
Construction and land	75	75	225	304
Total recoveries	78	78	324	313
Net recoveries	78	78	324	308
Provision for (reversal of) loan losses	650	1,550	3,450	(4,622)
Allowance for loan losses at period end	$34,086	$28,984	$34,086	$28,984
Allowance for loan losses to period end loans held-for-investment	0.58%	0.63%	0.58%	0.63%
Annualized net recoveries to average loans	0.01%	0.01%	0.01%	0.01%

Investment Portfolio

Our total securities held to maturity and available for sale amounted to $626.5 million at September 30, 2018 and $510.2 million at December 31, 2017. Our investment portfolio is generally comprised of government agency securities which are high-quality liquid investments under Basel III. The portfolio is primarily maintained to serve as a contingent, on-balance sheet source of liquidity and as such, is kept unencumbered. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk which is reflective in the yields obtained on those securities. Most of our securities are classified as available for sale, although we occasionally purchase long-term fixed rate mortgage backed securities or municipal securities for community reinvestment purposes and classify those as held to maturity.

The following table presents the book value of our investment portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2018		December 31, 2017
	Book Value	% of Total	Book Value	% of Total
Available for sale (at fair value):
Government and Government Sponsored Entities:
Mortgage-backed securities	$445,525	71.12%	$326,221	63.94%
Agency bonds	116,221	18.55%	117,222	22.98%
Collateralized mortgage obligations	40,542	6.47%	47,168	9.24%
CRA Qualified Investment Fund	11,327	1.81%	11,693	2.29%
U.S. Treasury	961	0.15%	984	0.19%
Total available for sale	614,576	98.10%	503,288	98.64%
Held to maturity (at amortized cost):
Government Sponsored Entities:
Mortgage-backed securities	11,663	1.86%	6,636	1.30%
Other investments	272	0.04%	285	0.06%
Total held to maturity	11,935	1.90%	6,921	1.36%
Total investment securities	$626,511	100.00%	$510,209	100.00%

At September 30, 2018, there was no issuer, other than U.S. government agencies where the aggregate book value or market value of such issuer’s securities held by the Company exceed 10% of our stockholders’ equity.

Liabilities

Total liabilities as of September 30, 2018 were $6.1 billion compared to $5.2 billion at December 31, 2017, an increase of $966.4 million, or 18.7%. The increase was driven by increases in total deposits of $992.7 million. The growth in deposits period over period was instrumental in supporting our continued growth in loans.

Deposits

Representing 80.8% of our total liabilities as of September 30, 2018, deposits are our primary source of funding for our business operations. We believe we will maintain and grow our deposit customer base in a rising rate environment without the need to match increases in the federal funds target rate point for point, or to compete solely on the basis of rate. This belief is based on the changes in our funding costs over the past three years coupled with our strong customer relationships, evidenced in part by increased deposits over the same period of time, as well as our reputation as a safe, sound, secure, well-capitalized institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with new emphasis placed on specialty, business and online affiliations, and transactional deposits. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits from deposit brokers.

Total deposits increased by $992.7 million, or 25.1%, to $4.9 billion at September 30, 2018 from $4.0 billion as of

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

Our loan to deposit ratio was 119.86% and 127.59% at September 30, 2018 and December 31, 2017, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than the high-quality liquid investments that we typically hold for contingent liquidity purposes. We intend to continue to operate our business with a loan to deposit ratio similar to these levels.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Transaction accounts	$228,803	0.53%	4.7%	$220,206	0.76%	5.9%
Money market demand accounts	1,483,298	1.12%	30.6%	1,462,382	0.82%	39.2%
Time deposits	3,137,338	1.94%	64.7%	2,052,055	1.31%	54.9%
	$4,849,439	1.62%	100.0%	$3,734,643	1.09%	100.0%

	Nine Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Transaction accounts	$223,487	0.65%	5.1%	$212,791	0.70%	5.9%
Money market demand accounts	1,465,200	0.97%	33.4%	1,520,009	0.79%	42.1%
Time deposits	2,691,934	1.70%	61.5%	1,877,951	1.23%	52.0%
	$4,380,621	1.40%	100.0%	$3,610,751	1.02%	100.0%

The following table sets forth the maturity of time deposits as of September 30, 2018:

(Dollars in thousands except for column headings)	Under $100,000	$100,000 and greater
Remaining maturity:
Three months or less	$76,560	$875,534
Over three through six months	54,059	327,711
Over six through twelve months	122,953	735,439
Over twelve months	170,883	869,837
Total	$424,455	$2,808,521
Percent of total deposits	8.59%	56.81%

The Company had certificates of deposit that meet or exceed the FDIC Insurance limit of $250 thousand of $1.2 billion and $1.1 billion at September 30, 2018 and December 31, 2017, respectively. At the same dates, the Company had $527.7 million and $278.4 million, respectively, of brokered deposits.

FHLB Advances and Other Borrowings

In addition to deposits, we utilize short and long-term collateralized FHLB borrowings to fund our loan growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances at September 30, 2018 were $962.1 million compared to $989.3 million at December 31, 2017, a decrease of $27.1 million, or 2.7%. The decrease in FHLB advances was a result of reduced borrowing needs as a result of strong deposit growth.

Historically, we have utilized other instruments such as trust preferred securities and senior debt at the bank holding company level as a source of capital for our Bank to support asset growth. We have established two trusts, or Trusts, of which we own all the common securities, that have issued trust preferred securities, or Trust Securities, to investors in private placement transactions. The proceeds of the securities qualify as Tier 1 capital under the final Dodd Frank regulations for community banks with total assets less than $15 billion. In accordance with GAAP, the Trusts are not consolidated in our unaudited consolidated statements of financial condition but rather the common securities are included in our other assets and the junior subordinated debentures, or Notes, issued to the Trusts are shown as a liability. The following table is a summary of our outstanding Trust Securities and related Notes as of September 30, 2018 (dollars in thousands):

	September 30, 2018		December 31, 2017		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	3.71%	$41,238	2.97%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	3.95%	$20,619	3.21%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
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

The following table presents information regarding our FHLB advances and other borrowings as of and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

FHLB advances
Average amount outstanding during the period	$987,607	$1,412,319	$1,107,012	$1,257,390
Maximum amount outstanding at any month-end during the period	1,012,544	1,479,969	1,366,851	1,479,969
Balance outstanding at end of period	962,139	807,667	962,139	807,667
Weighted average maturity (in years)	2.2	1.6	2.2	1.6
Weighted average interest rate at end of period	2.32%	1.64%	2.32%	1.64%
Weighted average interest rate during the period	2.37%	1.49%	2.11%	1.36%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857	$61,857	$61,857
Weighted average maturity (in years)	18.3	19.3	18.3	19.3
Weighted average interest rate at end of period	3.79%	2.75%	3.79%	2.75%
Weighted average interest rate during the period	3.88%	2.78%	3.57%	2.63%

Senior unsecured term notes
Balance outstanding at end of period	$94,262	$94,128	$94,262	$94,128
Weighted average maturity (in years)	6.1	7.1	6.1	7.1
Weighted average interest rate at end of period	6.69%	6.70%	6.69%	6.70%
Weighted average interest rate during the period	6.69%	6.70%	6.70%	6.71%

Our level of FHLB advances can fluctuate on a daily basis depending on our funding needs and the availability of other sources of funds to satisfy those needs. Short-term advances allow us flexibility in funding particularly when planned transactions will yield an immediate large inflow of cash such as the closing of the securitization transaction in the third quarter of 2017, and the closing of the initial public offering in December 2017.

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of the dates indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Outstanding at period end	$85,000	$—	$85,000	$—
Average amount outstanding	62,362	186,250	278,248	250,770
Maximum amount outstanding at any month end	85,000	392,300	495,700	430,200
Weighted average interest rate:
During period	2.09%	1.17%	1.72%	0.96%
End of period	2.33%	—%	2.33%	—%

Stockholders’ Equity

Stockholders’ equity totaled $571.4 million and $549.7 million at September 30, 2018 and December 31, 2017, respectively.

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

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commitments to fund loans held-for-investment	$100,942	$65,767

In connection with our Freddie Mac multifamily loan securitization in 2017, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $1.5 million as of September 30, 2018, which is included in other liabilities and accrued expenses on the unaudited consolidated statements of financial condition. Please refer to "Factors Affecting Comparability of Financial Results - Multifamily Securitization Transaction" in Part I, Item 2. "Management's Discussion and Analysis" for additional information regarding the securitization.

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

Contractual Obligations

The following table presents, as of September 30, 2018, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", ‘‘Commitments and Contingencies,’’ in the notes to our unaudited consolidated financial statements.

		Payments Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$3,232,976	$2,192,256	$993,748	$46,972	$—
FHLB advances (1)	962,139	285,000	375,600	300,000	1,539
Senior debt (1)	95,000	—	—	—	95,000
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases	19,275	5,419	7,720	4,122	2,014
Significant contract (2)	3,841	1,473	2,368	—	—
Total	$4,375,088	$2,484,148	$1,379,436	$351,094	$160,410

(1) Amounts exclude interest
(2) We have one significant, long-term contract for core processing services which expires May 9, 2021. Actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using our September 30, 2018 year to date average monthly expense extrapolated over the remaining life of the contract.

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

Our total deposits at September 30, 2018 and December 31, 2017 were $4.9 billion and $4.0 billion, respectively. Based on the values of loans pledged as collateral, we had $749.1 million of additional borrowing capacity with the FHLB at September 30, 2018. Based on the values of loans pledged as collateral, we had $175.3 million of borrowing capacity with the FRB at September 30, 2018. There were no outstanding advances with the FRB at September 30, 2018. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at September 30, 2018, none of which was advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Cash balances at correspondent banks, including amounts at the FRB, totaled $56.6 million at September 30, 2018.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of September 30, 2018 and December 31, 2017, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At September 30, 2018, the capital conservation buffer was 1.875%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of September 30, 2018
Tier 1 Leverage Ratio	$638,013	9.63%	$265,031	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	576,156	14.94%	173,483	4.50%	$245,768	6.38%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	638,013	16.55%	231,311	6.00%	303,596	7.88%	N/A	N/A
Total Risk-Based Capital Ratio	673,486	17.47%	308,415	8.00%	380,699	9.88%	N/A	N/A
As of December 31, 2017
Tier 1 Leverage Ratio	$615,010	11.26%	$218,499	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	553,153	16.05%	155,107	4.50%	$198,192	5.75%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	615,010	17.84%	206,809	6.00%	249,894	7.25%	N/A	N/A
Total Risk-Based Capital Ratio	647,421	18.78%	275,746	8.00%	318,831	9.25%	N/A	N/A
Luther Burbank Savings
As of September 30, 2018
Tier 1 Leverage Ratio	$718,915	10.85%	$264,968	4.00%	N/A	N/A	$331,210	5.00%
Common Equity Tier 1 Risk-Based Ratio	718,915	18.66%	173,415	4.50%	$245,671	6.38%	250,488	6.50%
Tier 1 Risk-Based Capital Ratio	718,915	18.66%	231,219	6.00%	303,476	7.88%	308,293	8.00%
Total Risk-Based Capital Ratio	754,388	19.58%	308,293	8.00%	380,549	9.88%	385,366	10.00%
As of December 31, 2017
Tier 1 Leverage Ratio	$685,434	12.54%	$218,585	4.00%	N/A	N/A	$273,232	5.00%
Common Equity Tier 1 Risk-Based Ratio	685,434	19.90%	154,980	4.50%	$198,030	5.75%	223,859	6.50%
Tier 1 Risk-Based Capital Ratio	685,434	19.90%	206,640	6.00%	249,689	7.25%	275,519	8.00%
Total Risk-Based Capital Ratio	717,845	20.84%	275,519	8.00%	318,569	9.25%	344,399	10.00%

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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at September 30, 2018. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
September 30, 2018
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(42.7)	(33.2)%
+300 BP	(28.8)	(22.4)%
+200 BP	(16.2)	(12.6)%
+100 BP	(6.6)	(5.1)%
-100 BP	7.8	6.1%
The NII at Risk reported at September 30, 2018 reflects that our earnings are in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. At September 30, 2018, all NII stress tests measures were within our board established limits.
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

Interest Rate Risk to Capital (EVE)
September 30, 2018
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(392.9)	(64.8)%
+300 BP	(261.0)	(43.0)%
+200 BP	(152.4)	(25.1)%
+100 BP	(65.0)	(10.7)%
-100 BP	49.0	8.1%
The EVE at Risk reported at September 30, 2018 reflects that our market value of capital is in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. At September 30, 2018, all EVE stress tests measures were within our board established limits.
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
We currently utilize stand-alone interest rate caps and FHLB advances with embedded interest rate caps to hedge our liability sensitive interest rate risk position. The stand-alone caps are derivative instruments that have been designated as cash flow hedges of variable rate borrowings. These interest rate cap agreements are recorded at fair value with changes in fair value reflected in other comprehensive income and the fair value of these derivatives is recorded on the unaudited consolidated statements of financial condition in other assets and other liabilities. The interest rate caps embedded in FHLB advances do not qualify as derivative contracts. The cost of these contracts is inseparable from the cost of the advances and, as such is included in interest expense in our unaudited consolidated statements of income.
The following table summarizes our two derivative instruments and FHLB borrowings with embedded caps utilized by us as interest rate risk hedge positions as of September 30, 2018:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate cap	Cash Flow Hedge	6	$50,000	$3	$—
FHLB fixed rate advance	With embedded cap	9	75,000	—	—
FHLB fixed rate advance	With embedded cap	12	75,000	—	—
FHLB fixed rate advance	With embedded cap	13	30,000	—	—
FHLB fixed rate advance	With embedded cap	13	45,000	—	—
FHLB variable rate advance	With embedded cap	16	50,000	—	—
FHLB fixed rate advance	With embedded cap	17	50,000	—	—
FHLB fixed rate advance	With embedded cap	19	50,000	—	—
FHLB fixed rate advance	With embedded cap	29	100,000	—	—
FHLB fixed rate advance	With embedded cap	29	50,000	—	—
			$575,000	$3	$—
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO and all positions over and above the minimum transfer amounts are secured by marketable securities or cash.

Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2018, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company's monthly repurchases of equity securities during the three months ended September 30, 2018 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (1)
July 1-31, 2018	—	$—	—	$—
August 1-31, 2018	—	—	—	15,000
September 1-30, 2018	—	—	—	15,000
Total	—	$—	—	$15,000

(1) In August 2018, the Company's Board of Directors authorized the purchase of up to $15.0 million of the Company's common stock from August 17, 2018 through December 31, 2019, which was announced by press release and Current Report on Form 8-K on August 16, 2018. Under the Company's stock repurchase plan the Company may acquire its common stock in the open market or in privately negotiated transactions, including 10b5-1 plans. The Company's stock repurchase plan may be modified, suspended or terminated by the Board of Directors at any time without notice.

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income (Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders' Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUTHER BURBANK CORPORATION

DATED:	NOVEMBER 9, 2018	By: /s/ John G. Biggs
John G. Biggs
President and Chief Executive Officer

DATED:	NOVEMBER 9, 2018	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer