Form 10-K
period 2018-12-31
Luther Burbank Corp
filed 2019-03-04
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of its common stock held by non-affiliates was approximately $175.8 million based on the closing price per share of common stock of $11.51 on June 30, 2018.

As of February 25, 2019, there were 56,501,824 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on April 24, 2019 and any adjournment thereof, are incorporated by reference in Part III.

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

•	our ability to achieve organic loan and deposit growth and the composition of such growth;

•	the fiscal position of the U.S. and the soundness of other financial institutions;

•	changes in consumer spending and savings habits;

•	technological changes;

•	the laws and regulations applicable to our business, and the impact of recent and future legislative and regulatory changes;

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

•	increased competition in the financial services industry;

•	changes in the level of our nonperforming assets and charge-offs;

•	our involvement from time to time in legal proceedings and examinations and remedial actions by regulators;

•	the composition of our management team and our ability to attract and retain key personnel;

•	material weaknesses in our internal control over financial reporting;

•	systems failures or interruptions involving our information technology and telecommunications systems;

•	potential exposure to fraud, negligence, computer theft and cyber-crime; and

•	the obligations associated with being a public company.
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

PART I.

Item 1. Business
General
Luther Burbank Corporation is a bank holding company incorporated on May 14, 1991 under the laws of the state of California and is headquartered in Santa Rosa, California. The Company operates primarily through its wholly-owned subsidiary, Luther Burbank Savings, a California banking corporation originally chartered in 1983 in Santa Rosa, California. The Bank conducts its business from its headquarters in Manhattan Beach, CA. In December 2017, in conjunction with our initial public offering ("IPO"), the Company terminated its status as an S-Corporation and elected to be treated as a C-Corporation. As of December 1, 2017, the Company's taxable earnings have been subject to U.S. federal income tax.
The Company also owns Burbank Financial Inc., a real estate investment company, and Luther Burbank Statutory Trusts I and II, entities created to issue trust preferred securities.
The Company's principal business is attracting deposits from the general public and investing those funds in a variety of loans, including permanent mortgage loans and construction loans secured by residential, multifamily, and commercial real estate. The Company specializes in real estate secured lending in metropolitan areas along the West Coast and has developed expertise in multifamily residential, jumbo nonconforming single family residential and commercial real estate lending.
Our Initial Public Offering
Our IPO closed on December 12, 2017 and a total of 13,972,500 shares of common stock were sold at $10.75 per share, including 1,822,500 shares of common stock subject to the underwriters’ over-allotment option, which was exercised in full. After deducting underwriting discounts and offering expenses, the Company received total net proceeds of $138.3 million from the initial public offering and the exercise of the underwriter option. Upon completion of the IPO, the Company became a publicly traded company with our common stock listed on The NASDAQ Global Select Market under the symbol “LBC."

Implications of Being an Emerging Growth Company

We qualify as an ‘‘emerging growth company’’ under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of other significant requirements that are otherwise generally applicable to other public companies. Among other factors, as an emerging growth company:

•	we may present less than five years of selected financial data;

•
we are exempt from the requirement to provide an opinion from our auditors on the design and operating effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;

•	we may choose not to comply with any new requirements adopted by the Public Company Accounting Oversight Board ("PCAOB");

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

We may take advantage of these provisions for up to five years from the date of our IPO unless we earlier cease to qualify as an emerging growth company. We will cease to qualify as an emerging growth company if we have more than $1.07 billion in annual gross revenues, as that amount may be periodically adjusted by the Securities and Exchange Commission ("SEC"), we become a ‘‘large accelerated filer,’’ including having more than $700.0 million in market value of our common stock held by non-affiliates, or we issue more than $1.0 billion of non-convertible debt in a three-year period.

We expect to take advantage of the reduced reporting and other requirements of the JOBS Act with respect to the periodic reports we will file with the SEC and proxy statements that we use to solicit proxies from our shareholders.

Business Strategies

We intend to continue executing our strategic plan by focusing on the following key objectives:

•
Continued organic lending growth in our existing markets and in new strategically targeted markets. Our primary focus is to grow our client base within our strategic markets and to expand the penetration of our existing multifamily, single family and commercial real estate lending activities into additional contiguous markets on the West Coast which have strong job growth, strong economic growth and limited affordable housing. As part of these efforts, we extended our multifamily and our single family residential lending operations to Portland, Oregon. We intend to incorporate all major metropolitan markets between our existing markets, resulting in a contiguous footprint from Seattle to San Diego. The high cost of living and high barriers to entry make these markets attractive targets for investments in affordable rental housing for low and middle income tenants. Robust job markets, strong single family residential demand, high average housing costs, and concentrations of professional, highly skilled and high income workers, entrepreneurs and other high net worth individuals make our markets ideal for our portfolio single family residential lending activities.

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

•
Deepen client relationships and grow our deposit base. We provide a high level of customer service to our depositors. Our historical focus for our deposit production activities was exclusively on individual savings deposits from high net worth, primarily self-employed individuals, entrepreneurs and professionals, and we did not emphasize transactional accounts. This strategy has produced a stable customer base. We have recently expanded our focus, and invested in personnel, business and compliance processes and technology that enable us to acquire, and efficiently and effectively serve, a wide array of business deposit accounts, and increase outreach in high-density, small to medium sized business markets where the Bank already operates while continuing to provide the level of customer service for which we are known to our consumer depositors. We also provide comprehensive online and mobile banking products to our business and consumer depositors to complement our branch network.

We believe that our current customer base contains significant, untapped cross-selling opportunities. We plan to continue to grow our non-brokered, consumer and business deposits by:

•	cross-selling business deposit relationships to our existing consumer customers who are business operators;

•	cross-selling business and consumer accounts to our multifamily and single family loan borrowers;

•	obtaining new individual and business customers, including specialty deposit customers, such as escrow and title company depositors,1031 exchange companies and unions; and

•	establishing new branches in key markets on the West Coast.

We will also seek to cross-sell existing customers, and solicit new ones, for additional lending opportunities in our markets, and to develop niche verticals, where our credit underwriting expertise and efficient operations can yield an attractive risk-adjusted return. Our cross-selling efforts to existing customers will be strategically targeted, based on our in depth analyses of our customers’ overall financial profile, cash flows, financial resources and banking requirements.

•	Disciplined credit quality and robust risk management. We are committed to being a high performing organization, and as we continue to grow our loan portfolio, we will do so in a disciplined manner. Risk management is a core competency of our business, demonstrated by the strong credit performance of our portfolio. We have comprehensive policies and procedures for credit underwriting, monitoring our loan portfolio and internal risk management including managing our interest rate risk, compliance risk, reputation risk, legal risk and other risks inherent in our operations. The sound credit practices followed by our bankers allow credit decisions to be made efficiently and consistently. We attribute our success to a strong credit culture, the continuous evaluation of risk and return and the strict separation between business development and credit decision making, coupled with a robust risk management framework. Our focus on credit and risk management has enabled us to grow our balance sheet successfully while maintaining strong asset quality.

•
Disciplined cost management. We intend to continue to foster a culture of efficiency through hands-on management, prudent expense management, and a small number of large deposit balance branches. We believe that we can support continued growth in assets, customers and our geographic footprint without significant additional investment in our infrastructure and technology, or significant expansion of our personnel. We believe that our existing network of branches and loan production offices, as well as nonbranch and online customer and deposit development activities, have significant potential to continue to grow loan and deposit balances. While we intend to continue to explore opportunities for establishing additional strategically located branches in markets which present significant opportunity for multifamily and commercial real estate lending, single family residential lending, and high net worth consumer and business banking relationships, including potential branches in the counties of Los Angeles, Orange and/or San Diego, California, we will continue to be highly selective in our branching decisions.

Market Area
Our operations are currently concentrated in demographically desirable and fast growing major metropolitan areas on the West Coast. We currently operate in California, Washington and Oregon from our nine full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. We also operate seven loan production offices located throughout California, as well as a loan production office in Clackamas County, Oregon. We are most active in the following metropolitan areas: Santa Rosa (Sonoma County), Los Angeles, San Francisco, San Jose, San Diego, and Seattle. We are seeking to more deeply penetrate these core markets and to increase our presence in contiguous metropolitan markets that share key demographic characteristics with our existing markets, solidifying our Seattle to San Diego footprint.
Competition

We operate in a highly competitive industry and in highly competitive markets throughout the West Coast. While our commercial real estate and jumbo single family residential focuses require significant expertise to perform efficiently, competition in commercial real estate lending is keen from large banking institutions with national operations, and mid-sized regional banking institutions, while in the single family lending market, we face competition from a wide array of institutions. We compete with other community banks, savings and loan associations, credit unions, mortgage companies, insurance companies, finance companies, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, private lenders and nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. The primary factors driving competition for deposits are customer service, interest rates, fees charged, branch locations and hours, online and mobile banking functionality, and the range of products offered. The primary factors driving competition for our lending products are customer service, range of products offered, price, reputation, and quality of execution. We believe the Bank is a strong competitor in our markets; however, other competitors have advantages over us. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks, make larger technology investments and to offer services which we do not offer. The higher capitalization of the larger institutions permits them to provide higher lending limits than we can, although our current lending limit is able to accommodate the credit needs of most of our borrowers. Some of these competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent, lesser regulation in the case of mortgage companies and finance companies.

Our primary multifamily competitor is JPMorgan Chase & Co. Additional competitors include Opus Bank, First Foundation, Inc., Banc of California and Umpqua Bank. Our primary single family lending competitors in our markets are MUFG Union Bank, N.A., Fremont Bank, Bank of California, Washington Federal, various non-bank mortgage lenders, and large national banks. Our primary deposit competitors are First Republic Bank and large national banks.

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
Our underwriting guidelines for multifamily and other commercial real estate loans require a thorough analysis of the financial performance, cash flows, loan to value and debt service coverage ratios, as well as the physical characteristics, of the property being financed and which will stand as collateral for the loan, as well as the financial condition and global cash flows of the borrower and any guarantor or other secondary source of repayment. We also closely review the experience of the borrower and its principals in the ownership, successful management and financing of multifamily residential rental properties or other rental commercial real estate, as well as their reputation for quality business practices and financial responsibility.
The location of the property is a primary factor in the Bank’s multifamily lending. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. Our core lending areas are currently defined as:

•	Alameda, Contra Costa, Los Angeles, Marin, Napa, Orange, San Diego, San Francisco, San Mateo, Santa Barbara, Santa Clara, Sonoma and Ventura counties in California;

•	Clark, King, Kitsap, Pierce and Snohomish counties in Washington; and

•	Clackamas, Multnomah, and Washington counties in Oregon.
Our extended core lending areas are currently defined as:

•	El Dorado, Monterey, Placer, Riverside, Sacramento, San Bernardino, San Luis Obispo, Santa Cruz and Solano counties in California;

•	Spokane and Thurston counties in Washington; and

•	Lane and Marion counties in Oregon.
We may re-evaluate and revise the definitions of our core and extended core areas from time to time. Non-core markets include all markets in California, Oregon or Washington not categorized as core or extended core.
We make multifamily loans on a recourse or nonrecourse basis. We may require borrowers to provide personal guarantees in a variety of circumstances, including where a borrower lacks sufficient property ownership and management experience, or where specific loan characteristics do not meet our stringent underwriting criteria, including but not limited to loans with higher loan to value ratios or lower debt service coverage ratios. Loans on other commercial real estate are generally made on a comparable basis.
Our multifamily loans typically have a 30-year term, while our nonresidential commercial property loans have a 30-year amortization period, and are typically due in ten years. For commercial real estate, we offer adjustable rate loans based on LIBOR or the 12-month Treasury average indices, with an adjustable rate, 5-year hybrid product being our most common multifamily loan product type. We seek to have interest rates on all of our commercial loans adjust or reprice no later than seven years after origination, and quarterly or semi-annually thereafter, but our ability to obtain this term is subject to the effects of market competition, customer preferences and other factors beyond our control.
Our multifamily loans and other commercial real estate loans are currently primarily originated on a retail basis, through the marketing efforts of our lending officers and loan production offices. Prior to 2015, these loans were originated primarily on a wholesale basis, through a network of brokers. We intend to maintain a balance of both retail and wholesale loan originations as we expand into additional markets, and to tailor our approach to origination of loans in each market to the characteristics of the particular market. While our multifamily and other commercial real estate loans are generally held in portfolio, we may at times sell pools of loans as a means of managing our loan product concentrations, liquidity position, capital levels and/or interest rate risk.

•	Single Family Residential Lending.
Our single family residential lending provides loans for the purchase or refinance of 1-4 family residential properties. The financed properties may be owner-occupied, or investor owned, and may be a primary residence, a second home or vacation property, or an investment property.
We currently originate substantially all of our single family residential loans through a network of wholesale brokers. We monitor and regularly review our broker relationships for regulatory compliance, integrity, competence, level of activity and profitability. The primary products offered are 3, 5, and 7-year variable rate hybrid loans, as well as the Grow and Daisy loan products described below. From 2013 until the first quarter of 2017, we originated single family residential mortgage loans on a retail basis. Through this discontinued retail channel, we offered a full range of mortgage products, including 30-year fixed rate products in addition to our portfolio hybrid products. We also brokered loans for other financial institutions, which allowed us to offer additional products. Variable rate loan production was generally held in our loan portfolio while the long-term fixed loan originations were sold to correspondents or to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Direct sales to Freddie Mac, on a servicing retained basis, began in late 2016.
The markets in which we make single family residential loans are the same core and extended core markets in which we make multifamily residential and commercial real estate loans. These areas are characterized by robust job markets, strong single family residential demand, high average housing cost, and concentrations of professional, highly skilled and high income workers, entrepreneurs and other high net worth individuals. These characteristics provide a strong market for our jumbo mortgage products. These loans are underwritten to our financial parameters of loan to value and debt to income ratios. Our underwriting includes a thorough analysis of the borrower’s ability to repay the loan, based on reviews of information regarding the borrower’s income, cash flow and wealth. This analysis enables us to provide loans to professionals, business owners and entrepreneurs who may not have a constant, readily documentable earnings stream, but substantial assets, income and wealth. Our platform and niche lending offerings are designed to meet the needs of the high demand, low supply residential real estate market in high cost market areas, and are focused on delivering consistent certainty of execution. Our single family residential loans are generally held in portfolio, although we reserve the right to sell any loan at any time.

•	Grow and Daisy.
We also offer innovative mortgage products, including a portfolio 30-year fixed rate first mortgage and a forgivable second mortgage, to low- and moderate-income borrowers designed to make home ownership possible and affordable even in our high cost markets. Our ‘‘Grow’’ program is designed as a conventional, community lending mortgage, up to the conforming loan amount, that offers underwriting flexibility to borrowers who have income of 140% or less of the area median income and meet other financial qualifications. Properties financed under the Grow program must be located in a low- or moderate- income census tract if the borrower’s income is 80% or more of the area’s median income. Loans in this program are 30-year fixed rate mortgages made on owner-occupied single family (one and two unit) properties, including condominiums, to entry level buyers. Pricing on this product is competitive at market rate.
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

Investment Activities
Our investment securities portfolio is primarily maintained as an on-balance sheet contingent source of liquidity. It provides additional interest income and has limited interest rate risk and credit risk. Other than certain securities purchased for CRA purposes, we generally classify all of our investment securities as available-for-sale. Our investment policy authorizes investment primarily in U.S. Treasury securities, U.S. Agency mortgage and loan backed securities and certain CRA qualifying investments. For purposes of our investment policy, U.S. Agencies are the Small Business Administration ("SBA"), the National Credit Union Administration ("NCUA"), the Government National Mortgage Association ("GNMA"), Freddie Mac, the Federal National Mortgage Association ("Fannie Mae") and the Federal Farm Credit Banks Funding Corporation. Securities issued by the SBA, NCUA and GNMA are backed by the full faith and credit of the federal government.

Funding Activities

Deposits.

We offer a wide array of deposit products for individuals and businesses, including interest and noninterest-bearing transaction accounts, certificates of deposit ("CD") and money market accounts. We provide a high level of customer service to our depositors. As a means of supplementing our strategically limited branch network, we offer our customers unlimited free access to ATM machines worldwide. Our strategy has produced a stable customer and depositor base. We have invested in personnel, business and compliance processes and technology that enable us to acquire, and efficiently and effectively serve, a wide array of business deposit accounts, while continuing to provide the level of customer service for which we are known.

Our deposits are currently acquired primarily through our branch network on a retail basis from high net worth individuals, professionals and their businesses, who value our financial strength, stability and high level of service. We have expanded our focus to leverage our relationships and serve business and individuals with a broader array of deposit and cash management products.

We currently offer a comprehensive range of business deposit products and services to assist with the banking needs of our business customers, from a basic reserve account (savings and CD products) to integrated operating accounts with cash management capacity. Our online banking platform allows a customer to view balances, initiate payments, pay bills (including Positive Pay) and set up custom alerts/statements. Online wires, ACH and remote capture are additional payment options available to qualified businesses. Our debit cards allow access to cash nationwide as a result of our membership in major ATM networks. We also provide online and mobile banking products to our consumer depositors, to complement our branch network.

We plan to continue to grow our deposits by cross-selling business deposit relationships to our existing consumer customers who are business owners, and consumer and business accounts to our multifamily and single family loan borrowers, through selective establishment of new branches in key markets on the West Coast, and by obtaining new individual and business customers, including specialty deposit customers, such as escrow and title company depositors, 1031 exchange companies and unions. Our cross-selling efforts to existing customers will be strategically targeted, based on our in depth analyses of our customers’ overall financial situation, global cash flows, financial resources and banking requirements. Our cross-selling efforts are in their very early stages, and we believe there is a significant capacity to expand deposit and lending relationships on this basis.

We supplement customer deposits with wholesale, or brokered, deposits where necessary to fund loan demand prior to raising additional customer deposits, or where desirable from a cost or liability maturity standpoint. Our current policy limits the use of wholesale deposits in accordance with our risk appetite level as determined by our board of directors.

Borrowings.

We supplement the funding provided by our deposit accounts with other borrowings at the Bank level from the Federal Home Loan Bank of San Francisco ("FHLB") to enable us to fund loans and to meet liquidity needs. We also maintain a line of credit at the Federal Reserve Bank of San Francisco ("FRB") Discount Window, which is generally not used but provides an additional source of funding, if necessary. The use of FHLB borrowings can vary significantly from period to period, as the ability to originate loans frequently outpaces the ability to obtain core deposits at acceptable rates and in comparable amounts.

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

Our board of directors sets the tone at the top of our organization, adopting and overseeing the implementation of our Bank’s risk management framework, which establishes our overall risk appetite and risk management strategy. The board of directors approves our Risk Appetite Statement, which includes risk policies, procedures, limits, targets and reporting structured to guide decisions regarding the appropriate balance between risk and return considerations in our business. Our board of directors receives periodic reporting on the risks and control environment effectiveness and monitors risk levels in relation to the approved risk appetite. The Audit & Risk Committee of our board of directors provides oversight of all enterprise risk management. The Executive Committee of management is charged with identifying, managing and controlling key risks that threaten our ability to achieve our strategic initiatives and goals.

Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms and the risk that credit assets will suffer significant deterioration in market value. We manage and control credit risk in our loan portfolio by adhering to well-defined underwriting criteria and account administration standards established by management and approved by the board of directors. Written credit policies document underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, product and geographic levels is actively managed to mitigate concentration risk. In addition, credit risk management includes an independent credit review process that assesses compliance with commercial real estate and consumer credit policies, risk rating standards and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We understand and evaluate our customers’ borrowing needs and capacity to repay, in conjunction with their character and history. The Bank’s Credit Council, which includes our President and Chief Executive Officer, our Chief Credit Officer, Chief Financial Officer and Chief Risk Officer, is responsible for ensuring that the Bank has an effective credit risk management program and credit risk rating system, adheres to our board’s Risk Appetite Statement, and maintains an adequate allowance for loan losses. Our management and board of directors place significant focus on maintaining a healthy risk profile and ensuring sustainable growth. Our risk appetite seeks to balance the risks necessary to achieve our strategic goals while ensuring that our risks are appropriately managed and remain within our defined limits.

Our management of interest rate and liquidity risk is overseen by our Asset and Liability Council, which is chaired by our Chief Financial Officer, based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure reviews financial performance, trends, and significant variances to budget; reviews and recommends for board approval risk limits and tolerances; reviews ongoing monitoring and reporting regarding our performance with respect to these areas of risk, including compliance with board-approved risk limits and stress-testing; reviews and recommends to the Executive Committee for approval any changes to theories, mathematics, methodologies, assumptions, and data output for models used to measure these risks; ensures annual back-testing and independent validation of models at a frequency commensurate with risk level; reviews all hedging strategies and recommends changes as appropriate; reviews and recommends our contingency funding plan; recommends to the Executive Committee proposed wholesale borrowing limits to be submitted to the board of directors or its designated committee; recommends to the Executive Committee the proposed terms of any unanticipated long-term borrowing arrangement prior to debt issuance; develops recommended capital requirements; and acts as a second line of defense in reviewing information and reports submitted to the council for the purpose of identifying, investigating, and assuring remediation, to its satisfaction, of errors or irregularities, if any.

Internet Access to Company Documents

The Company provides access to its SEC filings through its web site at www.lutherburbanksavings.com. After accessing the web site, the filings are available upon selecting "About Us/Investor Relations/Financials/SEC Filings." Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Further, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Luther Burbank Corporation Foundation

Following the 2017 northern California wildfires, we established the Luther Burbank Corporation Foundation ("Foundation") which was granted 501(c)(3) status by the IRS. The Foundation is an all-volunteer organization, having no paid staff and will primarily be funded by the Company, as well as from our directors, business partners and a corporate giving program that matches employee donations. Grants disbursed from the Foundation will consist of providing disaster relief and rebuilding assistance in and around Santa Rosa following the wildfires as well as making contributions focused on the three priority areas of (1) social and human services; (2) community development; and (3) education.

Employees
As of December 31, 2018, we had 278 full-time equivalent employees.

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

Our business and operations, which primarily consist of banking activities, including lending money to customers in the form of real estate secured loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the U.S. generally, and on the West Coast in particular, which may differ from economic conditions in the U.S. as a whole. If economic conditions in the U.S. or any of our markets weaken, our growth and profitability from our operations could be constrained. In addition, foreign economic and political conditions could affect the stability of global financial markets, which could hinder economic growth. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Our interest sensitivity profile was liability sensitive as of December 31, 2018. When short-term interest rates rise, the rate of interest we pay on our interest-bearing liabilities, such as deposits, may rise more quickly than the rate of interest that we receive on our interest-earning assets, such as loans, which may cause our net interest income to decrease. Additionally, a shrinking yield premium between short-term and long-term market interest rates, a pattern typically indicative of investors' waning expectations of future growth and inflation, commonly referred to as a flattening of the yield curve, typically reduces our profit margin since we borrow at shorter terms than the terms at which we lend and invest.

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

We are subject to credit risk, which could adversely impact our profitability.

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

Our risk management practices, such as monitoring the concentration of our loans within specific markets and product types and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Many of our loans are made to small businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, we may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce, unemployment or death. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

Our multifamily residential and commercial real estate loan portfolios may carry significant credit risk.

Our loan portfolio consists primarily of multifamily residential and, to a lesser extent, other commercial real estate loans, which are secured by industrial, office and retail properties. As of December 31, 2018, our multifamily residential loans totaled $3.7 billion, or 60.1% of our loan portfolio, and our other commercial real estate loans totaled $183.6 million, or 3.0% of our loan portfolio. Nonperforming multifamily residential loans were $566 thousand at December 31, 2018. There were no nonperforming other commercial real estate loans at December 31, 2018. Multifamily residential and commercial real estate loans may carry significant credit risk because they typically involve large loan balances concentrated with a single borrower or groups of related borrowers. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy. Investment in these properties by our customers is influenced by prices and return on investment, as well as changes to applicable laws regarding, among other things, rent control, personal and corporate tax reform, pass-through rules, immigration and fiscal and economic policy. The collateral securing these loans typically cannot be liquidated as easily as single family residential real estate, which may lead to longer holding periods.

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

Unlike many of our larger competitors that maintain significant operations located outside our market areas, substantially all of our customers are individuals and businesses located and doing business in the states of California and Washington. As of December 31, 2018, approximately 87% of the loans in our portfolio measured by dollar amount were secured by collateral located in California and 12% of the loans in our portfolio measured by dollar amount were secured by collateral located in Washington. In addition, 48% of our real estate loans measured by dollar amount, were secured by collateral located in Los Angeles County and Orange County. Therefore, our success will depend upon the general economic conditions in these areas, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of large, more geographically diverse competitors. A downturn in the local economy could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn could have a material adverse effect on our business, financial condition and results of operations.

Our ability to conduct our business could be disrupted by natural or man-made disasters.

A significant number of our offices, and a significant portion of the real estate securing loans we make, and our borrowers' business operations in general, are located in California. California has had and will continue to have major earthquakes in areas where a significant portion of the collateral and assets of our borrowers are concentrated. California is also prone to fires, mudslides, floods and other natural disasters. Additionally, acts of terrorism, war, civil unrest, violence, or other man-made disasters could also cause disruptions to our business or to the economy as a whole. The occurrence of natural or man-made disasters could destroy, or cause a decline in the value of, mortgaged properties or other assets that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures and losses on our loans, damage our banking facilities and offices, negatively impact regional economic conditions, result in a decline in loan demand and loan originations, result in drawdowns of deposits by customers impacted by disasters and negatively impact the implementation of our growth strategy. We have implemented a disaster recovery and business continuity plan that allows us to move critical functions to a backup data center in the event of a catastrophe. Although this program is tested periodically, we cannot guarantee its effectiveness in any disaster scenario. Regardless of the effectiveness of our disaster recovery and business continuity plan, the occurrence of any natural or man-made disaster could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market and face increasing competition from a variety of traditional and new financial services providers, which could adversely impact our profitability.

The banking markets in which we operate are highly competitive and our future growth and success will depend on our ability to compete effectively in these markets. We compete for deposits, loans, and other financial services in our markets with commercial and community banks, credit unions, savings and loan associations, mortgage banking firms and online mortgage lenders, including large national financial institutions that operate in our market area. Many of these competitors are larger than us, have significantly more resources and greater brand recognition than we do, and may be able to attract customers more effectively than we can. Increased competition could require us to increase the rates we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to retain or grow our core deposit base, which could adversely impact our funding costs.

Like many financial institutions, we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of December 31, 2018, we had $5.0 billion in deposits and a loan to deposit ratio of 122.59%, which is higher than the level maintained by many other banks. As of the same date, using deposit account related information such as tax identification numbers, account vesting and account size, we estimated that $1.3 billion of our deposits exceeded the insurance limits established by the Federal Deposit Insurance Corporation ("FDIC"). None of our deposits are governmental deposits secured by collateral. Although we have historically maintained a high deposit customer retention rate, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation, or a loss of confidence by customers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Additionally, any such loss of funds could result in lower loan originations, which could have a material adverse effect on our business, financial condition and results of operations.

Recent changes in tax laws could have an adverse effect on us, our industry, our customers, the value of collateral securing our loans and demand for our loans.

The Tax Cuts and Jobs Act of 2017 could have an impact on the banking industry, borrowers and the market for single family residential and multifamily residential real estate. Among the changes are: a $750,000 aggregate limit on the deductibility of mortgage interest on single family residential mortgages originated on or after December 15, 2017; limitations on deductibility of business interest expense; and a $10,000 limit on the deductibility of property taxes and state and local income taxes. These changes may have an adverse effect on the market for and valuation of single family residential properties and multifamily residential properties, and on the demand for such loans in the future. If home ownership or multifamily residential property ownership become less attractive, demand for our loans would decrease. The value of the properties securing loans in our portfolio may be adversely impacted as a result of the changing economics of home ownership and multifamily residential ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

We periodically review our allowance for loan losses for adequacy considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our allowance for loan losses at a level adequate to absorb any probable incurred losses inherent in the loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their examination process, periodically review our loan portfolio and the adequacy of our allowance for loan losses and may require adjustments based upon judgments that are different than those of management. Differences between our actual experience and assumptions and the effectiveness of our models could adversely affect our business, financial condition and results of operations.

We are dependent on our management team and key employees, and if we are not able to retain them, our business operations could be materially adversely affected.

Our success depends, in large part, on our management team and key employees. Our management team has significant industry experience, although a number of members of our senior management team have only been with us for a few years or less. In addition, our loan origination activities are conducted by a small number of individuals. Failure to attract and retain a qualified management team and qualified key employees could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to maintain growth, earnings or profitability consistent with our strategic plan.

There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations, or increase in the future. Our growth in recent years has been driven primarily by a strong multifamily housing market in our geographic footprint. A downturn in economic conditions in our markets, particularly in the real estate market, heightened competition from other financial services providers, an inability to retain or grow our core deposit base, regulatory and legislative considerations, and failure to attract and retain high-performing talent, among other factors, could limit our ability to grow assets, or increase profitability, as rapidly as we have in the past. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees and successfully implementing our strategic initiatives. We have also recently entered new markets, including Portland, Oregon. We may not have, or may not be able to develop, the knowledge or relationships necessary to be successful in these new markets. Our failure to maintain a sustainable rate of growth, adequately manage the factors that have contributed to that growth or successfully enter new markets could have a material adverse effect on our earnings and profitability and, therefore on our business, financial condition and results of operations.

We may not be able to manage our growth effectively, which could adversely affect our business.

We may face a variety of risks and difficulties in pursuing our organic growth strategy including:

•	maintaining asset quality;

•	finding suitable markets for expansion;

•	attracting funding to support additional growth;

•	managing execution risks;

•	attracting and retaining qualified personnel;

•	maintaining adequate capital;

•	managing a growing number of customer relationships;

•	scaling technology platforms;

•	exceeding $10.0 billion or more in assets, which will subject us to additional regulatory burdens and expenses; and

•	achieving expected additional performance and production from our bankers.

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

The federal banking agencies have issued guidance for institutions that are deemed to have concentrations in commercial real estate ("CRE") lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential CRE concentration risk, institutions which have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution's total risk-based capital; or (ii) total CRE loans representing 300% or more of the institution's total risk-based capital and the outstanding balance of the institution's CRE loan portfolio has increased 50% or more during the prior 36 months are identified as having potential CRE concentration risk. Institutions which are deemed to have concentrations in CRE lending are expected to employ heightened levels of risk management with respect to their CRE portfolios, and may be required to hold higher levels of capital. We have a concentration in CRE loans, and multifamily residential real estate loans in particular, and we have experienced significant growth in our CRE portfolio in recent years. As of December 31, 2018, CRE loans represent 569% of the Company's total risk-based capital, of which multifamily residential real estate loans, the vast majority of which are 50% risk weighted for regulatory capital purposes, were 540% of the Company's total risk-based capital. Management has extensive experience in CRE lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its CRE portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our CRE concentration, which could limit our growth, require us to obtain additional capital, and have a material adverse effect on our business, financial condition and results of operations.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our organic growth over the past several years, as of December 31, 2018, approximately $5.4 billion, or 89.2%, of the loans in our loan portfolio were originated since January 1, 2015, of which 10.2% were from in-house refinancings. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Although a significant portion of our multifamily portfolio are refinancings of prior loans on the same property, a large portion of our loan portfolio is relatively new, and therefore the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans does not provide us with a significant history pattern with which to judge future collectability or performance. However, we believe that our stringent credit underwriting process, our ongoing credit review processes, and our history of successful management of our loan portfolio, mitigate these risks. Nevertheless, if delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

Our loan portfolio possesses increased risk due to our level of adjustable rate loans.

A substantial majority of the real estate secured loans in our portfolio are adjustable rate loans. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of defaults that may adversely affect our profitability.

We are exposed to higher credit risk due to relationship exposure with a number of large borrowers.

As of December 31, 2018, we had 26 borrowing relationships in excess of $20 million which accounted for approximately 9.01% of our loan portfolio. While we are not overly dependent on any one of these relationships and while none of these relationships have directly impacted our allowance for loan losses in the past, a deterioration of any of these credit relationships could require us to increase our allowance for loan losses or result in significant losses to us, which could have a material adverse effect on our business, financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due and failure to maintain sufficient liquidity could materially adversely affect our growth, business, profitability and financial condition.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. We require sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding or market-wide phenomena such as market dislocation and major disasters. Factors that could detrimentally impact access to liquidity sources include, but are not limited to, a decrease in the level of our deposit activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory actions against us, or changes in the liquidity needs of our depositors. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Our inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our business, and could result in the closure of the Bank. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

We rely on customer deposits, advances from the FHLB and brokered deposits to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, including throughout the recent recession, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions change. FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations.

Limits on our ability to use brokered deposits as part of our funding strategy may adversely affect our ability to grow.

A "brokered deposit" is any deposit that is obtained from or through the mediation or assistance of a deposit broker. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. Recently enacted legislation excludes reciprocal deposits of up to the lesser of $5 billion or 20% of an institution’s deposits from the definition of brokered deposits, where the institution is "well-capitalized" and has a composite rating of 1 or 2. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. As of December 31, 2018, brokered deposits, represented approximately 9% of our total deposits. Currently, our brokered deposits have a comparable deposit cost to our core deposits. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy. In addition, banks that become less than "well-capitalized" under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB borrowing, attempting to attract additional non-brokered deposits, and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have a material adverse effect on our business, financial condition and results of operations.

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

Operational risks are inherent in our business.

Operational risks and losses can result from internal and external fraud; gaps or weaknesses in our risk management or internal audit procedures; errors by employees or third-parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements; failures in the models we generate and rely on; equipment failures, including those caused by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyberattacks, unforeseen problems encountered while implementing major new computer systems, upgrades to existing systems or inadequate access to data or poor response capabilities in light of such business continuity or data security system failures; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. Although we have implemented risk controls and loss mitigation actions, and substantial resources are devoted to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, there is no assurance that such actions will be effective in controlling all of the operational risks faced by us.

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

Our business involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. While we have incurred no material cyber-attacks or security breaches to date, a number of other financial services and other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our customers, or both. Although we devote significant resources to maintain, regularly update and backup our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us or our customers, our security measures may not be effective against all potential cyber-attacks or security breaches. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our internet-based product offerings and expand our internal usage of web-based products and applications. If an actual or perceived security breach occurs, customer perception of the effectiveness of our security measures could be harmed and could result in the loss of customers.

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

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances. Our risk management framework may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

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

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principals ("GAAP"). Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud.

Under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), management is required to annually assess and report on the effectiveness of our internal control over financial reporting and, when we cease to be an emerging growth company under the JOBS Act, include an attestation report by the Company’s independent auditors addressing the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective due to the failure to cure any identified material weakness or otherwise. Moreover, even if management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may not conclude that our internal control over financial reporting is effective. In the course of their review, our independent registered public accounting firm may not be satisfied with the internal control over financial reporting or the level at which the controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from the Company. In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the SEC for compliance with the requirements of the Sarbanes-Oxley Act. Any such deficiencies may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act, and may suffer adverse regulatory consequences or violate Nasdaq's listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

We believe that a control system, no matter how well designed and managed, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We may not be able to identify all significant deficiencies and/or material weaknesses in our internal control in the future, and our failure to maintain effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition and results of operations.

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

In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, financial condition and results of operations.

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.

The nature of our business makes us sensitive to the large body of accounting rules in the U.S. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that we: (i) calculate the allowance for loan losses on the basis of the current expected loan losses over the lifetime of our loans, which is expected to be applicable to us beginning in 2022; and (ii) record the value of and liabilities relating to operating leases on our balance sheet, which is expected to be applicable beginning on December 31, 2020. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. We are evaluating the impact the Current Expected Credit Loss ("CECL") accounting model will have on our accounting, but expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. Any such changes could have a material adverse effect on our business, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other than temporary impairments ("OTTI"), and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, financial condition or results of operations. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security and our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition or results of operations.

Many of our loans are priced based on variable interest rates tied to the London Interbank Offered Rate ("LIBOR"). We are subject to risks that LIBOR may no longer be available as a result of the United Kingdom’s Financial Conduct Authority ceasing to require the submission of LIBOR quotes in 2021.

The potential cessation of LIBOR quotes in 2021 creates substantial risks to the banking industry, including us. Generally all of our loans provide for an alternative index to be selected by us as a substitute index from among the most widely followed financial indexes should LIBOR become unavailable. However, uncertainty as to the establishment of, as well as the future performance of, an alternative index could adversely affect our asset-liability management and could lead to more asset and liability mismatches and interest rate risk, or may have other consequences which cannot be predicted. The cessation of LIBOR could also cause confusion that could disrupt the capital and credit markets as a result. Additionally, there may be borrower resistance to the establishment of an alternative index, which could result in potential litigation or defaults.

The Federal Reserve has sponsored the Alternative Reference Rates Committee ("ARRC"), which serves as a forum to coordinate and track planning as market participants currently using LIBOR consider (a) transitioning to alternative reference rates where it is deemed appropriate and (b) addressing risks in legacy contracts language given the possibility that LIBOR might stop. On April 3, 2018, the Federal Reserve began publishing three new reference rates, including the Secured Overnight Financing Rate ("SOFR"). ARRC has recommended SOFR as the alternative to LIBOR, and published fallback interest rate consultations for public comment and a Paced Transition Plan to SOFR use. The Financial Stability Board has taken an interest in LIBOR and possible replacement indices as a matter of risk management. The International Organization of Securities Commissions ("IOSCO"), has been active in this area and is expected to call on market participants to have backup options if a reference rate, such as LIBOR, ceases publication. The International Swap Dealers Association has published guidance on interest rate bench marks and alternatives in July and August 2018. It cannot be predicted whether SOFR or another index or indices will become a market standard that replaces LIBOR, and if so, the effects on our customers, or our future results of operations or financial condition.

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

•	the lack of history among our management team in working together on acquisitions and related integration activities;

•	the time, expense and difficulty of integrating the operations and personnel of the combined businesses;

•	unexpected asset quality problems with acquired companies;

•	inaccurate estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	risks of impairment to goodwill or other than temporary impairment of investment securities;

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	an inability to realize expected synergies or returns on investment;

•	potential disruption of our ongoing banking business; and

•	loss of key employees or key customers following our investment or acquisition.

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

The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC Deposit Insurance Fund, not for the protection of our shareholders and creditors. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), which imposes significant regulatory and compliance changes on financial institutions, is an example of this type of federal regulation. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of us and our Bank, transactions between us and our Bank, handling of nonpublic information, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-bank competitors. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial service companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency's assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of our business differs from our assessment, we may be required to take additional charges or undertake, or refrain from taking, actions that could have a material adverse effect on our business, financial condition and results of operations.

Federal and state regulators periodically examine our business and may require us to remediate adverse examination findings or may take enforcement action against us.

We are subject to examination by the Federal Reserve, and our Bank is subject to regulation and supervision by the FDIC and the California Department of Business Oversight Division of Financial Institutions ("DBO"). If, as a result of an examination, these agencies were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict our growth, to assess civil money penalties against us or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is imminent risk of loss to depositors, to terminate our deposit insurance and place our Bank into receivership or conservatorship. Any regulatory enforcement action against us could have a material adverse effect on our business, financial condition and results of operations.

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

Regulatory capital rules, adopted in July 2013, implement higher minimum capital requirements for bank holding companies and banks. These rules, which implement the Basel III regulatory capital reforms, include a common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements were intended to both improve the quality and increase the quantity of capital required to be held by banking organizations, and to better equip the U.S. banking system to deal with adverse economic conditions. The capital rules require bank holding companies and banks to maintain a common equity Tier 1 capital ratio of 4.5%, a minimum total Tier 1 risk based capital ratio of 6%, a minimum total risk based capital ratio of 8%, and a minimum leverage ratio of 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments. The revised capital rules will also require banks to maintain a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 capital ratio of 8% or greater, a total capital ratio of 10% or greater and a leverage ratio of 5% or greater to be deemed "well-capitalized" for purposes of certain rules and prompt corrective action requirements. The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. Our regulatory capital ratios currently are in excess of the levels established for "well-capitalized" institutions. Future regulatory change could impose higher capital standards. Failure to maintain capital to meet current or future regulatory requirements could have a significant material adverse effect on our business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act of 1970, the Uniting and Strengthening America by Providing Appropriate Tools to Intercept and Obstruct Terrorism Act of 2001 ("Patriot Act"), and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the Financial Crimes Enforcement Network ("FinCEN"), and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by the Office of Foreign Assets Control ("OFAC"). If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.

We are subject to numerous "fair and responsible banking" laws designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act and the Dodd-Frank Act prohibit unfair, deceptive, or abusive acts or practices by financial institutions. The U.S. Department of Justice ("DOJ"), federal banking agencies, and other federal and state agencies are responsible for enforcing these fair and responsible banking laws and regulations. A challenge to an institution's compliance with fair and responsible banking laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our reputation, business, financial condition and results of operations.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information ("PII"), in various information systems that we maintain and in those maintained by third party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees, and other third parties), including, but not limited to, the Gramm-Leach-Bliley Act ("GLB Act"), and the California Privacy Act of 2018, which is scheduled to take effect beginning in 2020. Ensuring that our collection, use, transfer and storage of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Any failure, or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations, financial condition and results of operations.

Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors in our business and we rely on some of these vendors for critical functions including, but not limited to, our core processing function and mortgage broker relationships. Third party relationships are subject to increasingly demanding regulatory requirements and attention by bank regulators. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or that such vendors have not performed adequately, we could be subject to administrative penalties or fines as well as requirements for consumer remediation, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, our use of loan brokers to originate a portion of our multifamily residential loans and substantially all of our single family residential loans, exposes us to risk of loss or liability in the event that such brokers misrepresent the borrower's financial condition or other information included in the loan package, or if the broker engages in violations of law in connection with the loan.

We will be subject to heightened regulatory requirements if our total assets grow and exceed $10.0 billion.

As of December 31, 2018, our total assets were $6.9 billion. Based on our current total assets and growth strategy, we anticipate that our total assets may exceed $10 billion within the next several years. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are examined directly by the Consumer Financial Protection Bureau ("CFPB"), with respect to various federal consumer protection laws, subject to enhanced prudential regulation, and subject to additional regulatory requirements. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of significant expenses, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Stock price volatility may negatively impact the price at which our common stock may be sold, and may also negatively impact the timing of any sale. Our stock price may fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:

•	actual or anticipated variations in quarterly operating results, financial condition or credit quality;

•	changes in business or economic conditions;

•	recommendations or research reports about us or the financial services industry in general published by securities analysts;

•	the failure of securities analysts to continue to cover us;

•	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

•
reports in the press or investment community generally or relating to our reputation or the financial services industry, whether or not those reports are based on accurate, complete or transparent data;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	reports related to the impact of natural or man-made disasters in our markets;

•	perceptions in the marketplace regarding us and/or our competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	additional investments from third parties;

•	additions or departures of key personnel;

•	future sales or issuance of additional shares of stock;

•	actions of one or more investors in selling our common stock short;

•	fluctuations in the stock price and operating results of our competitors;

•	changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws or regulations;

•	new technology used, or services offered, by competitors; or,

•	geopolitical conditions such as acts or threats of terrorism, pandemics or military conflicts.

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

As of December 31, 2018, there were 56,379,066 shares of our common stock issued and outstanding, including 385,376 shares of restricted stock that had yet to vest. Of our issued and outstanding shares of common stock, all of these shares will be freely transferable, except for any shares held by our "affiliates," as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), in respect of which the applicable holding period has not yet passed. Trusts established for the benefit of the Chairman of our board of directors, Victor S. Trione, our former director and Secretary, Mark Trione and his wife, and each of the adult children of Messrs. Trione, collectively referred to as the Trione Family Trusts, currently control 71.0% of our common stock. This stock can be resold into the public markets in accordance with the requirements of Rule 144. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may result in a decline in the price of our common stock and may impede our ability to raise capital through the issuance of additional common stock or other equity securities.

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

Although our common stock is listed for trading on NASDAQ and a number of brokers offer to make a market in our common stock on a regular basis, trading volume to date has been moderate, averaging 59,692 shares per trading day from January 2, 2019 through February 25, 2019. There can be no assurance that a more active and liquid market for our common stock will develop or can be maintained. As a result, shareholders may find it difficult to sell a significant number of shares of our common stock at the prevailing market price.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and applicable securities rules and regulations. These laws and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices to which we are subject. Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we had experienced prior to becoming a public company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. As a NASDAQ listed company, we are required to prepare and file proxy materials which meet the requirements of the Exchange Act and the SEC's proxy rules. Compliance with these rules and regulations has and will likely continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an "emerging growth company" as defined in the JOBS Act. Beginning with the time we are no longer an "emerging growth company" as defined in the JOBS Act, but no later than December 31, 2022, we will be required to engage our independent registered public accounting firm to audit and opine on the design and operating effectiveness of our internal control over financial reporting. This process will require significant documentation of policies, procedures and systems, and review of that documentation and testing of our internal control over financial reporting by our internal auditing and accounting staff and our independent registered public accounting firm. This process will require considerable time and attention from management, which could prevent us from successfully implementing our business initiatives and improving our business, financial condition and results of operations and strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.

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

As of December 31, 2018, the Trione Family Trusts control 71.0% of our common stock and if they vote in the same manner, are able to determine the outcome of all matters put to a shareholder vote, including the election of directors, the approval of mergers, material acquisitions and dispositions and other extraordinary transactions, and amendments to our articles of incorporation, bylaws and other corporate governance documents. So long as the Trione Family Trusts continue to own a majority of our common stock, they will have the ability, if they vote in the same manner, to prevent any transaction that requires shareholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of the Trione Family Trusts may differ from or conflict with the interests of our other shareholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock, if investors perceive disadvantages in owning stock of a company with a controlling family.

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

Prior to our initial public offering, we were treated as an S-Corporation, and claims of taxing authorities related to our prior status as an S-Corporation could adversely affect us.

Following our initial public offering, our status as an S-Corporation was terminated and we became a "C-Corporation" under the provisions of Sections 301 through 385 of the Code. If the unaudited, open tax years in which we were an S-Corporation are audited by the Internal Revenue Service ("IRS"), and we are determined not to have qualified for, or to have violated any requirement for maintaining, our S-Corporation status, we will be obligated to pay back taxes, interest and penalties. The amounts that we would be obligated to pay could include taxes on all our taxable income while we were an S-Corporation. We could also become obligated to make payments to the shareholders who owned our stock immediately prior to our initial public offering pursuant to a tax sharing agreement entered into with these shareholders in connection with the initial public offering. Any such claims could result in additional costs to us and could have a material adverse effect on our business, financial condition or results of operations.

Future equity issuances could result in dilution, which could cause our common stock price to decline and future sales of our common stock could depress the market price of our common stock.

Our charter permits us to issue up to an aggregate of 100 million shares of common stock. As of December 31, 2018, 56,379,066 shares of our common stock were issued and outstanding. An additional 2,581,960 shares have been reserved for future issuance pursuant to the Luther Burbank Corporation Omnibus Equity and Incentive Compensation Plan. Our charter permits us to issue up to an aggregate of 5 million shares of preferred stock. A future issuance of any new shares of our common stock would, and equity-related securities could, cause further dilution in the value of our outstanding shares of common stock.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located at 520 Third Street, Santa Rosa, California. In addition to our corporate headquarters, the Bank operates nine full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. We also operate seven loan production offices located throughout California, as well as a loan production office in Clackamas County, Oregon. Other than our main branch in Santa Rosa, California, which we own, we lease all of our other offices. For additional information regarding properties of the Company see Note 6. "Premises and Equipment" in the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data".

Item 3. Legal Proceedings
From time to time, we are party to legal actions that are routine and incidental to our business. Given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, we, like all banking organizations, are subject to heightened regulatory compliance and legal risk. However, based on available information, management does not expect the ultimate disposition of any or a combination of these actions to have a material adverse effect on our business, financial condition and results of operations.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock is listed on the NASDAQ Global Select Stock Market under the trading symbol "LBC". As of February 25, 2019, we had approximately 2,396 beneficial owners. On February 25, 2019 our stock closed at $10.72.
The following table shows the high and low sales price of the Company’s common stock as reported on the NASDAQ Global Select Stock Market.

	High	Low
Quarter ended March 31, 2017	N/A	N/A
Quarter ended June 30, 2017	N/A	N/A
Quarter ended September 30, 2017	N/A	N/A
Quarter ended December 31, 2017	$12.67	$11.50
Quarter ended March 31, 2018	13.60	11.61
Quarter ended June 30, 2018	13.16	11.02
Quarter ended September 30, 2018	12.47	10.49
Quarter ended December 31, 2018	11.13	7.92

Stock Performance Graph
The performance graph and table below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members by market cap of the Russell Index and (ii) the SNL U.S. Bank and Thrift Index, which reflects the performance of U.S. companies that do business as regional banks or thrifts.
The graph assumes an initial $100 investment on December 8, 2017, the date that the stock of the Company began trading on the NASDAQ Global Select Stock Market through December 31, 2018, the final trading day of 2018. Data for the Russell 2000 and the SNL U.S. Bank and Thrift Index assume reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. This graph is not deemed filed with the SEC.

Total Return Performance
Index Value
115
110
105
100
95
90
85
80
75
12/8/17
12/31/17
3/31/18
6/30/18
9/30/18
12/31/18
Luther Burbank Corporation
Russell 2000 Index
SNL U.S. Bank and Thrift Index

	Period Ended
Index	12/8/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018
Luther Burbank Corporation	100.00	102.47	102.33	98.48	93.63	78.09
Russell 2000 Index	100.00	101.03	100.95	108.78	112.67	89.91
SNL U.S. Bank and Thrift Index	100.00	100.50	99.52	98.30	100.08	83.49

Source: S&P Global Market Intelligence

Dividend Policy

Prior to our initial public offering, we were an S-Corporation for U.S. federal income tax purposes. As an S-Corporation, we historically made distributions to our shareholders to provide them with funds to pay U.S. federal income tax on their taxable income that was “passed through” to them, as well as additional amounts for returns on capital. Following our initial public offering, our board of directors declared a cash dividend to our shareholders that existed prior to the offering in the amount of $40.0 million, which was intended to be non-taxable to them and represented a significant portion of our S-Corporation earnings that had been, or would be, taxed to our shareholders, but not distributed to them. The Company also declared cash dividends to our shareholders that existed prior to the offering in the amount of $7.1 million on December 1, 2017 and $5.2 million on March 21, 2018 to fund the payment of 2017 taxes that were ‘‘passed through’’ to them by virtue of our status as an S-Corporation. Purchasers of our common stock in the initial public offering were not entitled to receive any portion of these distributions.

Following our initial public offering and our conversion to a C-Corporation, our dividend policy and practice changed. We no longer pay distributions to our shareholders to pay U.S. federal income taxes on their pro rata portion of our taxable income.

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

Subject to the discretion of our board of directors, commencing in the second quarter of 2018, the Company established a regular quarterly cash dividend on our common stock of $0.0575 per share. Although we currently intend to pay dividends according to our dividend policy, there can be no assurance that we will pay any dividend to holders of our stock, or as to the amount of any such dividends. Our board of directors, in its sole discretion, can change the amount or frequency of this dividend or discontinue the payment of dividends entirely at any time.

The following table shows the dividends that have been declared on our common stock with respect to the periods indicated below. The per share amounts set forth in the following table have been adjusted to give effect to the 200-for-one stock split effective as of April 27, 2017. The per share amounts are presented to the nearest cent.

(dollars in thousands except per share data)	Amount per share	Total cash dividend
Quarter ended March 31, 2017	$0.23	$9,800
Quarter ended June 30, 2017	0.25	10,400
Quarter ended September 30, 2017	0.01	500
Quarter ended December 31, 2017	1.12	47,100
Quarter ended March 31, 2018	0.11	6,061
Quarter ended June 30, 2018	0.06	3,303
Quarter ended September 30, 2018	0.06	3,300
Quarter ended December 31, 2018	0.06	3,301

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

Purchases of Equity Securities

The table below summarizes the Company's monthly repurchases of equity securities during the quarter ended December 31, 2018 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (1)
October 1-31, 2018	—	$—	—	$15,000
November 1-30, 2018	—	—	—	15,000
December 1-31, 2018	173,300	8.62	173,300	13,505
Total	173,300	$8.62	173,300	$13,505

(1) In August 2018, the Company's Board of Directors authorized the purchase of up to $15.0 million of the Company's common stock from August 17, 2018 through December 31, 2019 (the "Repurchase Program"), which was announced by press release and Current Report on Form 8-K on August 16, 2018 and August 17, 2018, respectively. Under the Repurchase Program, the Company may acquire its common stock in the open market or in privately negotiated transactions, including 10b5-1 plans. The Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without notice. In December 2018, the Company adopted a systematic stock repurchase plan in accordance with, and as part of, the Repurchase Program. The plan is effective from December 17, 2018 until two days following the Company's release of its 2018 year-end financial results and was announced by press release and Current Report on Form 8-K on December 14, 2018. In January 2019, the Company adopted a systematic stock repurchase plan in accordance with, and as part of, the Repurchase Program. The plan is effective from January 31, 2019 until December 31, 2019 and was announced by press release and Current Report on Form 8-K on February 1, 2019. These plans were adopted under the guidelines specified by Rule 10b5-1 and under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and the Company's Insider Trading Policy.

Shares Eligible for Sale Pursuant to Rule 144

An aggregate of 40 million shares of common stock held by the Trione Family Trusts, which were issued in private transactions, are eligible for sale in accordance with Rule 144 under the Securities Act.

Item 6. Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2018 and 2017 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2016, 2015 and 2014 (except as otherwise noted below) are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Years Ended December 31,
	2018	2017	2016	2015	2014
Statements of Income and Financial Condition Data
Net income	$45,060	$69,384	$52,121	$35,392	$34,603
Pre-tax, pre-provision net earnings	$66,531	$61,859	$41,237	$29,498	$35,721
Total assets	$6,937,212	$5,704,380	$5,063,585	$4,361,779	$3,969,047
Per Common Share (1)
Diluted earnings per share	$0.79	$1.62	$1.24	$0.84	$0.82
Book value per share	$10.31	$9.74	$9.63	$8.84	$8.32
Tangible book value per share (2)	$10.25	$9.68	$9.55	$8.76	$8.24
Actual/Pro Forma Net Income and Per Common Share Data (2)
Actual/pro forma net income	$45,060	$37,834	$31,285	$21,251	$20,718
Actual/pro forma diluted earnings per share (1)	$0.79	$0.88	$0.74	$0.51	$0.49
Selected Ratios
Return on average:
Assets	0.70%	1.26%	1.11%	0.88%	0.91%
Stockholders' equity	7.96%	16.30%	13.35%	9.85%	10.08%
Dividend payout ratio	35.43%	97.72%	32.23%	33.34%	39.59%
Net interest margin	1.98%	2.05%	2.04%	2.11%	2.49%
Efficiency ratio (2)	48.51%	47.76%	59.76%	67.88%	63.40%
Noninterest expense to average assets	0.98%	1.03%	1.31%	1.54%	1.63%
Loan to deposit ratio	122.59%	127.59%	133.17%	123.52%	110.38%
Actual/Pro Forma Selected Ratios (2)
Actual/pro forma return on average assets	0.70%	0.69%	0.67%	0.53%	0.55%
Actual/pro forma return on average stockholders' equity	7.96%	8.89%	8.02%	5.91%	6.03%
Credit Quality Ratios
Allowance for loan losses to loans	0.56%	0.60%	0.75%	1.18%	1.51%
Allowance for loan losses to nonperforming loans	1,585.67%	430.75%	1,260.81%	710.97%	534.81%
Nonperforming assets to total assets	0.03%	0.12%	0.05%	0.15%	0.25%
Net recoveries (charge-offs) to average loans	0.01%	0.01%	0.01%	0.00%	(0.08)%
Capital Ratios
Tier 1 leverage ratio	9.42%	11.26%	9.47%	10.22%	10.27%
Total risk-based capital ratio	17.20%	18.78%	18.58%	20.26%	20.45%

(1) Earnings per common share, basic and diluted, book value per common share and actual/pro forma diluted earnings per share have been adjusted retroactively to reflect a 200-for-1 stock split effective April 27, 2017.

(2) Considered a non-GAAP financial measure. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - ‘‘Non-GAAP Financial Measures’’ for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Tangible book value is defined as total assets less goodwill and total liabilities. Efficiency ratio is defined as the ratio of noninterest expense to net interest income plus noninterest income. For periods prior to January 1, 2018, we calculate our pro forma net income, return on average assets and return on average stockholders' equity by adding back our franchise S-Corporation tax to net income, and using a combined C-Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S-Corporation and does not give effect to any other transaction. Beginning January 1, 2018, our pro forma provision for tax expense is our actual C-Corporation provision.

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

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the year ended December 31, 2018, as compared to our results of operations in the year ended December 31, 2017 and our financial condition at December 31, 2018 as compared to our financial condition at December 31, 2017.

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

Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Manhattan Beach, California with $6.9 billion in assets at December 31, 2018. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, high net worth individuals and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.

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

Our most significant accounting policies are described in Note 1 to our Financial Statements for the year ended December 31, 2018. We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.

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

Allowance for Loan Losses

The allowance for loan losses is provided for probable incurred credit losses inherent in the loan portfolio at the statement of financial condition date. The allowance is increased by a provision charged to expense and reduced by loan principal charge-offs, net of recoveries. Where management determines that the allowance for loan losses is more than adequate to absorb the probable incurred credit losses in the portfolio, the allowance is reduced by recapturing provisions and a credit is made to the expense account. The allowance is based on management’s assessment of various factors including, but not limited to, the nature of the loan portfolio, previous loss experience, known and inherent risks in the portfolio, the estimated value of underlying collateral, information that may affect a borrower’s ability to repay, current economic conditions and the results of our ongoing reviews of the portfolio.

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

Fair Value Measurement

We use estimates of fair value in applying various accounting standards for our consolidated financial statements. Fair value is defined as the exit price at which an asset may be sold or a liability may be transferred in an orderly transaction between willing and able market participants. When available, fair value is measured by looking at observable market prices for identical assets and liabilities in an active market. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, prepayment speeds and credit spreads. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

Changes in the fair value of investments available for sale and derivatives designated as effective cash flow hedges are recorded in our consolidated statements of financial condition and comprehensive income (loss) while changes in the fair value of loans held for sale or other derivatives are recorded in the consolidated statements of financial condition and in the statements of income.

Investment Securities Impairment

We assess, on a quarterly basis, whether there have been any events or economic circumstances to indicate that a security in which we have an unrealized loss is impaired on an other than temporary basis. In any instance, we would consider many factors, including the severity and duration of the impairment, the portion of any unrealized loss attributable to a decline in the credit quality of an issuer, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and, for debt securities, external credit ratings and recent downgrades. Securities with respect to which there is an unrealized loss that is deemed to be other than temporary are written down to fair value.

Non-GAAP Financial Measures

Some of the financial measures discussed in Item 6. Selected Financial Data are ‘‘non-GAAP financial measures.’’ In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our audited consolidated statements of income, statements of financial condition or statements of cash flows.

Pre-tax, pre-provision net earnings is defined as income before taxes and provision for (reversal of) loan losses. We believe the most directly comparable GAAP financial measure is income before taxes. Disclosure of this measure enables you to compare our operations to those of other banking companies before consideration of taxes and provision expense, which some investors may consider to be a more appropriate comparison given our S-Corporation status in prior years and recaptures from the allowance for loan losses. Prior to January 1, 2018, we calculate our pro forma net income, return on average assets, return on average equity and per share amounts by adding back our franchise S-Corporation tax to net income, and using a combined C-Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S-Corporation and does not give effect to any other transaction. Beginning January 1, 2018, our pro forma income tax expense is our actual C-Corporation tax provision. Tangible book value is defined as total assets less goodwill and total liabilities. Efficiency ratio is defined as noninterest expenses divided by operating revenue, which is equal to net interest income plus noninterest income. We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our statements of financial condition, results of income and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

(Dollars in thousands except per share data)	As of or For the Years Ended December 31,
	2018	2017	2016	2015	2014
Pre-tax, Pre-provision Net Earnings
Income before provision for income taxes	$62,931	$65,231	$53,940	$36,639	$35,721
Plus: Provision for (reversal of) loan losses	3,600	(3,372)	(12,703)	(7,141)	—
Pre-tax, pre-provision net earnings	$66,531	$61,859	$41,237	$29,498	$35,721
Efficiency Ratio
Noninterest expense (numerator)	$62,687	$56,544	$61,242	$62,339	$61,887
Net interest income	125,087	110,895	94,594	84,879	93,968
Noninterest income	4,131	7,508	7,885	6,958	3,640
Operating revenue (denominator)	$129,218	$118,403	$102,479	$91,837	$97,608
Efficiency ratio	48.51%	47.76%	59.76%	67.88%	63.40%
Actual/Pro Forma Net Income
Income before provision for income taxes	$62,931	$65,231	$53,940	$36,639	$35,721
Actual/pro forma provision for income taxes	17,871	27,397	22,655	15,388	15,003
Actual/pro forma net income (numerator)	$45,060	$37,834	$31,285	$21,251	$20,718
Actual/Pro Forma Diluted Earnings Per Share
Weighted average common shares outstanding - diluted (denominator) (1)	56,825,402	42,957,936	42,000,000	42,000,000	42,000,000
Actual/pro forma diluted earnings per share	$0.79	$0.88	$0.74	$0.51	$0.49
Actual/Pro Forma Return on Average Assets
Actual/pro forma net income (numerator)	$45,060	$37,834	$31,285	$21,251	$20,718
Average assets (denominator)	$6,405,931	$5,485,832	$4,676,676	$4,040,381	$3,796,650
Actual/pro forma return on average assets	0.70%	0.69%	0.67%	0.53%	0.55%
Actual/Pro Forma Return on Average Stockholders' Equity
Actual/pro forma net income (numerator)	$45,060	$37,834	$31,285	$21,251	$20,718
Average stockholders' equity (denominator)	$566,275	$425,698	$390,318	$359,359	$343,412
Actual/pro forma return on average stockholders' equity	7.96%	8.89%	8.02%	5.91%	6.03%
Tangible Book Value Per Share
Total assets	$6,937,212	$5,704,380	$5,063,585	$4,361,779	$3,969,047
Less: Goodwill	(3,297)	(3,297)	(3,297)	(3,297)	(3,297)
Tangible assets	6,933,915	5,701,083	5,060,288	4,358,482	3,965,750
Less: Total liabilities	(6,356,067)	(5,154,635)	(4,659,210)	(3,990,480)	(3,619,539)
Tangible stockholders' equity (numerator)	$577,848	$546,448	$401,078	$368,002	$346,211
Period end shares outstanding (denominator)	56,379,066	56,422,662	42,000,000	42,000,000	42,000,000
Tangible book value per share	$10.25	$9.68	$9.55	$8.76	$8.24

(1) Weighted average common shares outstanding - diluted has been adjusted retroactively to reflect a 200-for-1 stock split effective April 27, 2017.

Key Factors Affecting Our Business

Interest Rates

Net interest income is the largest contributor to our net income and is the difference between the interest and fees earned on interest-earning assets and the interest expense incurred in connection with interest-bearing liabilities. Net interest income is primarily a function of the average balances and yields of these interest-earning assets and interest-bearing liabilities. These factors are influenced by internal considerations such as product mix and risk appetite, as well as external influences such as economic conditions, competition for loans and deposits and market interest rates.

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

Based on our liability sensitivity as discussed in Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk’’, significant increases in interest rates and/or a flatter yield curve could have an adverse impact on our net interest income. Conversely, significant decreases in interest rates, particularly at the short end, and/or a steepened yield curve would be expected to benefit our net interest income.

Operating Efficiency

We have invested significantly in our infrastructure, including our management, lending teams, technology systems and risk management practices. As a result, our ratio of noninterest expenses to average assets has improved during the past several years. As we have begun to leverage these investments, our efficiency has generally improved.

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

Competition

The industry and businesses in which we operate are highly competitive. We may see increased competition in different areas including interest rates, underwriting standards and product offerings and structure. While we seek to maintain an appropriate return on our investments, we anticipate that we will experience continued pressure on our net interest margin as we operate in this competitive environment.

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

Factors Affecting Comparability of Financial Results

S-Corporation Status

We terminated our status as a “Subchapter S” corporation as of December 1, 2017, in connection with our IPO. Prior to this date, we elected to be taxed for U.S. federal income tax purposes as an S-Corporation. As a result, our earnings were not subject to, and we did not pay, U.S. federal income tax, and we were not required to make any provision or recognize any liability for U.S. federal income tax in our financial statements. While we were not subject to and did not pay U.S. federal income tax, we were subject to, and paid, California S-Corporation income tax at a rate of 3.5%.
Upon the termination of our status as an S-Corporation on December 1, 2017, we commenced paying U.S. federal income tax and a higher California income tax on our taxable earnings and our financial statements reflect a provision for both U.S. federal income tax and California income tax. As a result of this change, the net income and earnings per share data presented in our historical financial statements and the other financial information set forth in this Annual Report, which unless otherwise specified, do not include any provision for U.S. federal income tax, will not be comparable with our net income and earnings per share in periods after we commenced being taxed as a C-Corporation. As a C-

Corporation, our net income is calculated by including a provision for U.S. federal income tax, currently at 21.00%, and a higher California income tax rate, currently at 10.84%.
The termination of our status as an S-Corporation may also affect our financial condition and cash flows. As an S-Corporation, we made quarterly cash distributions to our shareholders in amounts estimated by us to be sufficient for them to pay estimated individual U.S. federal and California income tax liabilities resulting from our taxable income that was ‘‘passed through’’ to them. However, these distributions have not been consistent, as sometimes the distributions have been less than or in excess of the shareholders' estimated U.S. federal and California income tax liabilities resulting from their ownership of our stock. In addition, these estimates were based on individual income tax rates, which may differ from the rates imposed on the income of C-Corporations. Subsequent to the termination of our S-Corporation status on December 1, 2017, other than our obligations under the tax sharing agreement with prior S-Corporation shareholders, no further income will be ‘‘passed through’’ to shareholders for any estimated tax liabilities.
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

Multifamily Securitization Transaction

During 2017, we entered into a trust sale memorandum of understanding with Freddie Mac, pursuant to which we agreed to sell a portfolio of multifamily loans to a real estate mortgage investment conduit ("REMIC"), that holds the loans in trust and issued securities that are fully guaranteed by Freddie Mac and privately offered and sold to investors. On September 27, 2017, we closed this securitization transaction. We did not purchase any of the securities for our portfolio.
The primary purpose of this multifamily securitization transaction was to enable us to redeploy capital and funding to support higher-yielding assets while also reducing our reliance on wholesale funding, improving liquidity measures and reducing our concentration of multifamily loans.
The size of the multifamily loan portfolio sold to the REMIC was $626.1 million, consisting of one class of post-reset, variable rate 3, 5, and 7-year hybrid loans in an aggregate principal amount of approximately $91.6 million, and two classes of pre-reset, variable rate 3, 5 and 7-year hybrid loans in an aggregate principal amount of approximately $534.5 million. 74.3% of the loan portfolio consisted of loans for multifamily properties located in California, while the remaining 25.7% of the loan portfolio consisted of loans for multifamily properties located in Washington. We retain sub-servicing obligations on the loan portfolio. The gross proceeds of this sale to us was approximately $637.6 million. We used the proceeds of this sale to pay down short-term FHLB borrowings. These borrowings had no prepayment penalties associated with them. The following table summarizes the loans that were sold in this securitization.

(Dollars in thousands)	Number of Mortgage Loans (1)	Principal Balance (1)	Percentage of Mortgage Pool Balance	Weighted Average Mortgage Rate (1)	Loan to Value Ratio (1)	Debt Service Coverage Ratio (1)
Loan Type
Post-Reset Hybrid Loans	65	$91,552	14.6%	3.66%	53.2%	1.88
Pre-Reset Hybrid Loans (2)	237	415,628	66.4	3.39	54.2	1.67
Pre-Reset Hybrid Loans (3)	70	118,880	19.0	3.51	46.5	1.70
Total	372	$626,060	100.0%	3.45%	52.6%	1.71

(1)	Represents number of loans, balance, weighted average rate and ratios at the security cut-off date of September 1, 2017.

(2)	Loans had 1 to 40 months until their first rate reset at the security cut-off date of September 1, 2017.

(3)	Loans had 41 or more months until their first rate reset at the security cut-off date of September 1, 2017.

In connection with the securitization, we entered into a reimbursement agreement with Freddie Mac, pursuant to which we are obligated to reimburse Freddie Mac for the first losses in the underlying loan portfolio not to exceed 10% of the unpaid principal amount of the loans comprising the securitization pool at settlement, or approximately $62.6 million. Our reimbursement obligation is supported by a FHLB letter of credit. Our reimbursement obligation will terminate on the later of (i) the date on which Freddie Mac has no further liability (accrued or contingent) under its guarantee for these securities or (ii) the date on which we shall pay to Freddie Mac our full reimbursement obligation. As of December 31, 2018, the aggregate remaining loan balance in the securitization loans was $471.8 million. No disbursements have been made in connection with the reimbursement obligation.

Public Company Costs

As a result of our initial public offering completed in December 2017, we are incurring additional costs associated with operating as a public company. These costs include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company.

The Sarbanes-Oxley Act, as well as rules adopted by the SEC and national securities exchanges, requires public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These additional rules and regulations increased our legal, regulatory and financial compliance costs and will make some activities more time-consuming and costly.

Results of operations - Years ended December 31, 2018 and December 31, 2017

Overview

For the year ended December 31, 2018 our net income was $45.1 million as compared to $69.4 million for the year ended December 31, 2017. The decrease of $24.3 million, or 35.1%, was attributed primarily to an increase of $22.0 million in the provision for income taxes, a $7.0 million increase in the provision for loan losses, a $6.1 million increase in noninterest expense and a $3.4 million decrease in noninterest income, partially offset by a $14.2 million increase in net interest income as compared to the same period last year. Pre-tax, pre-provision net earnings were $66.5 million and $61.9 million for the years ended December 31, 2018 and 2017, respectively.

Net Interest Income

Net interest income for the year ended December 31, 2018 totaled $125.1 million compared to $110.9 million for the same period last year. The $14.2 million, or 12.8%, increase in net interest income was primarily related to growth in the average balance and yield of our loan portfolio. During the year ended December 31, 2018, the average balance of loans and yields increased by $795.5 million and 32 basis points, respectively, as compared to the same period last year. The improvement in net interest income was further enhanced by growth in the average balance and yield of our available for sale investment portfolio, which increased by $102.6 million and 72 basis points, respectively, as compared to the same period last year. These increases were partially offset by growth in the average balance of our deposits of $869.5 million and an increase in the cost of funds in connection with both our deposits and FHLB advances of 47 and 75 basis points, respectively. Net interest margin for the year ended December 31, 2018 was 1.98% compared to 2.05% for the year ended December 31, 2017. The 7 basis point decline in our net interest margin primarily relates to our rising cost of funds which has generally outpaced the increases in yields on our interest-earning assets during the year ended December 31, 2018.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the years ended December 31, 2018 and 2017. The average balances are daily averages.

	For the Years Ended December 31,
	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$3,321,691	$127,950	3.85%	$2,897,794	$101,708	3.51%	$2,437,487	$84,766	3.48%
Single family residential	2,149,154	75,906	3.53%	1,828,668	59,498	3.25%	1,629,370	50,756	3.12%
Commercial real estate	147,494	6,935	4.70%	78,032	3,678	4.71%	49,863	2,886	5.79%
Construction, land and NM	27,013	1,044	3.86%	45,400	1,689	3.72%	29,993	977	3.26%
Total Loans (1)	5,645,352	211,835	3.75%	4,849,894	166,573	3.43%	4,146,713	139,385	3.36%
Securities available for sale	573,262	12,047	2.10%	470,620	6,503	1.38%	400,178	4,110	1.03%
Securities held to maturity	11,636	383	3.29%	7,172	236	3.29%	8,570	253	2.95%
Cash and cash equivalents	98,524	1,792	1.82%	87,780	925	1.05%	76,003	370	0.49%
Total interest-earning assets	6,328,774	226,057	3.57%	5,415,466	174,237	3.22%	4,631,464	144,118	3.11%
Noninterest-earning assets (2)	77,157			70,366			45,212
Total assets	$6,405,931			$5,485,832			$4,676,676
Interest-Bearing Liabilities
Transaction accounts (3)	$227,877	1,541	0.68%	$218,683	1,553	0.71%	$130,573	502	0.38%
Money market demand accounts	1,464,952	14,954	1.02%	1,495,794	12,099	0.81%	1,440,129	10,506	0.73%
Time deposits	2,863,852	52,617	1.84%	1,972,747	25,161	1.28%	1,629,479	20,640	1.27%
Total deposits	4,556,681	69,112	1.52%	3,687,224	38,813	1.05%	3,200,181	31,648	0.99%
FHLB advances	1,069,216	23,285	2.18%	1,160,555	16,555	1.43%	879,237	10,219	1.16%
Junior subordinated debentures	61,857	2,266	3.66%	61,857	1,665	2.69%	93,956	6,309	6.71%
Senior debt	94,223	6,307	6.69%	94,090	6,309	6.71%	61,857	1,348	2.18%
Total interest-bearing liabilities	5,781,977	100,970	1.75%	5,003,726	63,342	1.27%	4,235,231	49,524	1.17%
Noninterest-bearing liabilities	57,679			56,408			51,127
Total stockholders' equity	566,275			425,698			390,318
Total liabilities and stockholders' equity	$6,405,931			$5,485,832			$4,676,676

Net interest spread (4)			1.83%			1.95%			1.94%
Net interest income/margin (5)		$125,087	1.98%		$110,895	2.05%		$94,594	2.04%

(1)
Non-accrual loans and loans held for sale are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totals $10.2 million, $9.3 million and $9.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Noninterest-earning assets includes the allowance for loan losses.

(3)	Transaction accounts include both interest and non-interest bearing deposits.

(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.

(5)	Net interest margin is net interest income divided by total interest-earning assets.

Interest rates and operating interest differential. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities during the periods indicated. The effect of changes in volume is determined by multiplying the change in volume by the prior period’s average rate. The effect of rate changes is calculated by multiplying the change in average rate by the prior period’s volume. The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	For the Years Ended December 31, 2018 vs 2017
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$15,748	$10,494	$26,242
Single family residential	11,026	5,382	16,408
Commercial real estate	3,266	(9)	3,257
Construction, land and NM	(709)	64	(645)
Total Loans	29,331	15,931	45,262
Securities available for sale	1,636	3,908	5,544
Securities held to maturity	147	—	147
Cash and cash equivalents	125	742	867
Total interest-earning assets	31,239	20,581	51,820
Interest-Bearing Liabilities
Transaction accounts	64	(76)	(12)
Money market demand accounts	(254)	3,109	2,855
Time deposits	13,900	13,556	27,456
Total deposits	13,710	16,589	30,299
FHLB advances	(1,392)	8,122	6,730
Junior subordinated debentures	—	601	601
Senior debt	9	(11)	(2)
Total interest-bearing liabilities	12,327	25,301	37,628

Net Interest Income	$18,912	$(4,720)	$14,192

	For the Years Ended December 31, 2017 vs 2016
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$16,149	$793	$16,942
Single family residential	6,410	2,332	8,742
Commercial real estate	1,403	(611)	792
Construction, land and NM	558	154	712
Total Loans	24,520	2,668	27,188
Securities available for sale	807	1,586	2,393
Securities held to maturity	(44)	27	(17)
Cash and cash equivalents	65	490	555
Total interest-earning assets	25,348	4,771	30,119
Interest-Bearing Liabilities
Transaction accounts	466	585	1,051
Money market demand accounts	418	1,175	1,593
Time deposits	4,377	144	4,521
Total deposits	5,261	1,904	7,165
FHLB advances	3,704	2,632	6,336
Junior subordinated debentures	9	(9)	—
Senior debt	—	317	317
Total interest-bearing liabilities	8,974	4,844	13,818

Net Interest Income	$16,374	$(73)	$16,301

Total interest income increased by $51.8 million, or 29.7%, during the year ended December 31, 2018 as compared to the same period last year. The increase was primarily due to a $45.3 million increase in interest income earned on loans resulting from growth in the average daily balance of loans, which increased by $795.5 million, or 16.4%, as compared to the same period last year, as well as a 32 basis point increase in loan yield. The volume of new loans originated totaled $2.0 billion and $2.1 billion for the years ended December 31, 2018 and 2017, respectively. The weighted average rate on new loans for 2018 was 4.63% as compared to 4.00% in 2017. Loan prepayment speeds were 14.26% and 16.07% during the the years ended December 31, 2018 and 2017, respectively. The weighted average rate on loan payoffs/curtailments was 4.05% and 3.70% for the years ended December 31, 2018 and 2017, respectively. Additionally, there was a $5.5 million increase in interest income on securities available for sale resulting from growth in their average balance and yield, which increased by $102.6 million and 72 basis points, respectively, as compared to the same period last year.

Total interest expense increased $37.6 million, or 59.4%, during the year ended December 31, 2018 as compared to the year ended December 31, 2017. Interest expense on deposits increased $30.3 million to $69.1 million for the year ended December 31, 2018 from $38.8 million for the year ended December 31, 2017. This increase was due to growth in our average deposit balances, which increased by $869.5 million, or 23.6%, as well as our rising cost of deposits, which increased by 47 basis points to 1.52% during the year ended December 31, 2018, as compared to the same period last year. Interest expense on advances from the FHLB increased by $6.7 million during the year ended December 31, 2018 compared to the prior year. This increase was primarily attributable to a 75 basis point increase in the cost of those advances compared to the prior year. The increase in our cost of deposits was caused by rising interest rates and deposit competition. The increase in our cost of FHLB advances was due to rising interest rates. FHLB advances were further impacted by an extension in the duration of the portfolio during the year ended December 31, 2018, which increased to a weighted average remaining maturity of 2.2 years at December 31, 2018 from 1.2 years at December 31, 2017. We use both deposits and FHLB advances to fund loan growth. We also use FHLB advances, with or without embedded interest rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

Provisions for loan losses totaled $3.6 million for the year ended December 31, 2018 as compared to a reversal of loan loss provisions of $3.4 million for the year ended December 31, 2017. The provision recorded during the year ended December 31, 2018 was primarily attributed to loan growth during the period. During 2017, we recorded a reversal of provision for loan losses as a result of continued and prolonged improvements in the credit quality of our loan portfolio. During the years ended December 31, 2018 and 2017 we recorded loan recoveries of $402 thousand and $391 thousand, respectively. We recorded no loan charge-offs during the year ended December 31, 2018 and recorded a charge-off of $5 thousand for the year ended December 31, 2017. The minimal amount of charge-offs recorded during the last two years were due in large part to minimal balances of problem loans, as well as strong collateral support of our credits attributed to our lower loan to value ratios and a healthy real estate market. Our allowance for loan losses as a percentage of total loans was 0.56% at December 31, 2018 as compared to 0.60% at December 31, 2017, respectively.

Nonperforming loans as a percentage of total loans decreased to 0.04% from 0.14% at December 31, 2018 compared to December 31, 2017 and 61% and 52% of nonperforming loans, by balance, were current and paying as agreed at December 31, 2018 and 2017, respectively. At December 31, 2018, our classified loans as a percentage of total loans decreased 16 basis points, to 0.12% from 0.28%, as compared to the same period last year.

Noninterest Income

Noninterest income decreased by $3.4 million to $4.1 million for the year ended December 31, 2018 from $7.5 million for the year ended December 31, 2017.

The following table presents the major components of our noninterest income:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
Gain on sale of loans	$140	$3,277	$(3,137)	(95.7)%
FHLB dividends	2,735	2,473	262	10.6%
Fee income	764	1,377	(613)	(44.5)%
Other	492	381	111	29.1%
Total noninterest income	$4,131	$7,508	$(3,377)	(45.0)%
Gain on sale of loans. Noninterest income in connection with the gain on sale of loans totaled $140 thousand and $3.3 million for the years December 31, 2018 and 2017, respectively. The decrease of $3.1 million, or 95.7%, was primarily caused by the gain on sale of loans recognized in September 2017 related to the Company's multifamily loan securitization.

Fee income. Fee income consists primarily of loan servicing fee income, fees related to customer deposits, fees from expired loan commitments and broker fee income from mortgage banking operations. The $613 thousand decline in fee income during the year ended December 31, 2018 as compared to the same period last year was primarily related to elevated amortization expense on our mortgage servicing rights caused by actual loan prepayment speeds within our portfolio of loans serviced for others exceeding anticipated levels. This decrease was partially offset by growth in fee income earned in connection with our portfolio of serviced loans, which increased to an average balance of $720.8 million for the year ended December 31, 2018 from $350.8 million for the same period last year.

Noninterest Expense

Noninterest expense increased $6.1 million, or 10.9%, to $62.7 million for the year ended December 31, 2018 from $56.5 million for 2017.

The following table presents the components of our noninterest expense for the years ended December 31, 2018 and 2017.

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$38,860	$36,524	$2,336	6.4%
Deposit insurance premium	1,892	1,812	80	4.4%
Professional and regulatory fees	2,037	2,034	3	0.1%
Occupancy	5,349	5,155	194	3.8%
Depreciation and amortization	2,813	2,903	(90)	(3.1)%
Data processing	3,315	3,167	148	4.7%
Marketing	3,497	935	2,562	274.0%
Other expenses	4,924	4,014	910	22.7%
Total noninterest expense	$62,687	$56,544	$6,143	10.9%

Compensation and related benefits. The increase of $2.3 million, or 6.4%, in compensation related costs during the year ended December 31, 2018 compared to the prior year was primarily related to the Company's CEO succession plan, as well as growth in the overall staffing of the Company, which increased to 278 full-time equivalent employees at December 31, 2018 from 263 full-time equivalent employees at December 31, 2017.

Marketing. Marketing expenses totaled $3.5 million and $935 thousand for the years ended December 31, 2018 and 2017, respectively. The $2.6 million, or 274.0%, increase compared to the prior year is primarily due to an increase in marketing expenses related to deposit gathering efforts.

Income Tax Expense (Benefit)

For the year ended December 31, 2018, we recorded income tax expense of $17.9 million as compared to an income tax benefit of $4.2 million for the year ended December 31, 2017 representing effective tax rates of 28.4% and (6.4)%, respectively. We elected to be taxed as an S-Corporation until December 1, 2017, at which time we revoked our election in connection with our IPO. As a result of that election and H.R.1, the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, we increased our deferred tax asset and recorded a tax benefit of $5.3 million in December 2017. Additionally, we recognized a $2.9 million tax benefit from the partial deductibility of contingent IPO costs not recognized as GAAP expenses. These benefits were partially offset by tax provisions on earnings at S-Corporation rates and C-Corporation rates for eleven months and one month of 2017, respectively. Prior to December 1, 2017, we did not pay corporate U.S. federal income tax on our taxable income. Instead, our taxable income was ‘‘passed through’’ to our shareholders. See ‘‘S-Corporation Status’’ above for a discussion of our status as an S-Corporation and ‘‘Pro Forma Net Income’’ below for a discussion on what our income tax expense and net income would have been had we been taxed as a C-Corporation.

Pro Forma Net Income

In connection with our IPO, we revoked our “Subchapter S” corporation election on December 1, 2017. Prior to that date, as an S-Corporation, we had no U.S. federal income tax expense. We calculate our pro forma net income by adding back our franchise S-Corporation tax to net income, and using a combined C-Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S-Corporation and does not give effect to any other transaction. Our net income for the years ended December 31, 2018 and 2017 was $45.1 million and $69.4 million, respectively. Had we been subject to U.S. federal income tax during the year ended December 31, 2017, on a pro forma basis, our provision for combined federal and state income tax would have been $27.4 million. As a result of the foregoing factors, our pro forma net income (after U.S. federal and California state income tax) for the year ended December 31, 2017 would have been $37.8 million.

Financial condition

Total assets at December 31, 2018 were $6.9 billion, an increase of $1.2 billion from December 31, 2017. The increase was primarily due to a $1.1 billion, or 21.6%, increase in loans and a $116.7 million increase in available for sale investment securities. Total liabilities at December 31, 2018 and 2017 were $6.4 billion and $5.2 billion, respectively. The increase of $1.2 billion, or 23.3%, was primarily attributable to growth in our deposits. Deposits increased by $1.0 billion, or 26.6%, as compared to December 31, 2017.

Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of December 31, 2018 and 2017, our total loans held-for-investment were $6.1 billion and $5.0 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Real estate loans held-for-investment
Multifamily residential	$3,650,967	60.1%	$2,887,438	57.7%	$2,600,262	59.0%	$2,295,697	60.1%	$2,132,367	61.9%
Single family residential	2,231,802	36.7%	1,957,546	39.2%	1,711,818	38.9%	1,449,993	37.9%	1,210,146	35.1%
Commercial real estate	183,559	3.0%	112,492	2.3%	59,611	1.4%	55,217	1.4%	102,701	3.0%
Construction and land	12,656	0.2%	41,165	0.8%	29,465	0.7%	21,421	0.6%	46	—%
Non-mortgage	100	—%	50	—%	50	—%	—	—%	—	—%
Total loans held-for-investment before deferred items	6,079,084	100.0%	4,998,691	100.0%	4,401,206	100.0%	3,822,328	100.0%	3,445,260	100.0%
Deferred loan costs, net	51,546		42,856		38,560		33,175		27,162
Total loans held-for-investment	$6,130,630		$5,041,547		$4,439,766		$3,855,503		$3,472,422

Real estate loans held-for-sale
Single family residential	$—	—%	$—	—%	$34,330	100.0%	$17,952	100.0%	$4,858	100.0%
Deferred loan costs, net	—		—		680		267		72
Fair value adjustment - (loss) gain	—		—		(36)		(133)		50
Total loans held-for-sale	$—		$—		$34,974		$18,086		$4,980
Over the past few years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly. Our primary focus remains multifamily real estate lending, which constitutes 60% and 58% of our portfolio at December 31, 2018 and 2017, respectively. Single family residential lending is our secondary lending emphasis and represents 37% and 39% of our portfolio at December 31, 2018 and 2017, respectively.

We recognize that these two loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 540.0% and 448.5% as of December 31, 2018 and 2017, respectively. Our single family loans as a percentage of risk-based capital were 332.8% and 306.4% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At December 31, 2018, 59%, 28% and12% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 62%, 26% and 12%, respectively, at December 31, 2017.

Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual evaluations of income property loans and semi-annual stress testing. We expect to continue growing our loan portfolio. We have placed more recent focus on originating non-residential commercial real estate loans in our core markets and we anticipate geographic expansion of our single family and multifamily products into strategically selected West Coast markets; however, we do not expect our product or geographic concentrations to materially change.

We have a small portfolio of construction loans with commitments (funded and unfunded) totaling $20.3 million and $53.1 million at December 31, 2018 and 2017, respectively. As a result of the California fires impacting our local communities, and our desire to help rebuild homes in the affected areas, we re-established our construction lending program and we are actively pursuing opportunities to finance residential construction throughout our lending area.

The following table presents the activity in our loan portfolio for the periods shown:

	Year Ended December 31,
(Dollars In thousands)	2018	2017	2016	2015	2014
Loan Inflows:
Multifamily residential	$1,119,617	$1,302,896	$1,050,006	$815,250	$282,616
Single family residential	828,907	726,485	782,585	641,632	512,600
Commercial real estate	84,808	63,893	32,021	5,760	—
Construction and land	14,505	29,010	41,091	35,884	1,000
Non-mortgage	50	—	50	—	—
Mortgage banking originations	—	18,041	167,814	133,125	77,307
Total loans originated	2,047,887	2,140,325	2,073,567	1,631,651	873,523

Loan Outflows:
Loan principal reductions and payoffs	(956,578)	(909,387)	(977,339)	(1,009,407)	(695,342)
Portfolio loan sales	(19,603)	(652,705)	(315,918)	(98,692)	(24,824)
Mortgage banking loan sales	—	(25,187)	(176,678)	(120,004)	(72,439)
Other (1)	17,377	10,109	(8,376)	(13,386)	(5,847)
Total loan outflows	(958,804)	(1,577,170)	(1,478,311)	(1,241,489)	(798,452)
Net increase in total loan portfolio	$1,089,083	$563,155	$595,256	$390,162	$75,071

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments and may include foreclosures, charge-offs and negative amortization.

Total loan origination volume has increased over the past few years as we have made investments in both experienced lending staff, as well as front-end loan origination systems allowing us to be more competitive in our markets. Portfolio loan sales in 2014 were utilized to reduce criticized, nonperforming and restructured loan balances whereas portfolio loan sales in 2015 and 2016 were primarily targeted to reducing loan concentrations. In September 2017 we closed a securitization transaction resulting in the sale of $626.1 million of multifamily loans. The primary purpose of this transaction was to enable us to redeploy capital and funding to support higher-yielding assets while also reducing our reliance on wholesale funding, improving liquidity measures and reducing our concentration of multifamily loans.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At December 31, 2018, our multifamily real estate portfolio had an average loan balance of $1.6 million, an average unit count of 15.9 units, a weighted average loan to value of 57.1% and a weighted average debt service coverage ratio of 1.53, as compared to an average loan balance of $1.5 million, an average unit count of 15.4 units, a weighted average loan to value of 56.6% and a weighted average debt service coverage ratio of 1.54 at December 31, 2017.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide refinancings. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At December 31, 2018, our single family residential real estate portfolio had an average loan balance of $889 thousand, a weighted average loan to value of 65.2% and a weighted average credit score at origination/refreshed of 751. At December 31, 2017, our single family residential real estate portfolio had an average loan balance of $865 thousand, a weighted average loan to value of 65.1% and a weighted average credit score at origination/refreshed of 748.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on non-residential commercial real estate. Our commercial real estate loans are generally used to finance the purchase of established multi-tenant industrial, office and retail sites. At December 31, 2018, our commercial real estate portfolio had an average loan balance of $2.1 million, a weighted average loan to value of 57.0% and a weighted average debt service coverage ratio of 1.55, as compared to an average loan balance of $1.8 million, a weighted average loan to value of 59.0% and a weighted average debt service coverage ratio of 1.52 at December 31, 2017. We intend to continue to emphasize this product through marketing and cross-selling efforts; however, we do not anticipate that the composition of our loan portfolio will materially change as a result of these efforts.

Other. Other categories of loans included in our portfolio include construction loans and non-mortgage loans. Construction loans currently consist primarily of single family construction projects. The non-mortgage loans in our portfolio were provided in support of community investment efforts.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
As of December 31, 2018:
Loans
Real estate mortgage loans:
Multifamily residential	$31	$1,387	$3,649,549	$3,650,967
Single family residential	1,434	1,029	2,229,339	2,231,802
Commercial real estate	893	553	182,113	183,559
Construction and land	5,932	2,585	4,139	12,656
Non-mortgage	—	—	100	100
Total loans	$8,290	$5,554	$6,065,240	$6,079,084

Fixed interest rates	$—	$458	$59,736	$60,194
Floating or adjustable rates	8,290	5,096	6,005,504	6,018,890
Total loans	$8,290	$5,554	$6,065,240	$6,079,084
As of December 31, 2017:
Loans
Real estate mortgage loans:
Multifamily residential	$2,068	$883	$2,884,487	$2,887,438
Single family residential	11	893	1,956,642	1,957,546
Commercial real estate	9,287	541	102,664	112,492
Construction and land	3,837	—	37,328	41,165
Non-mortgage	—	—	50	50
Total loans	$15,203	$2,317	$4,981,171	$4,998,691

Fixed interest rates	$—	$548	$43,981	$44,529
Floating or adjustable rates	15,203	1,769	4,937,190	4,954,162
Total loans	$15,203	$2,317	$4,981,171	$4,998,691

Our fixed interest rate loans are primarily secured by single family residential properties in conjunction with our efforts to provide affordable housing to low-to-moderate income individuals. Our floating/adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of 3 to 10 years and then convert to quarterly or semi-annual adjustments thereafter. As of December 31, 2018 and 2017, $3.6 billion and $2.9 billion, respectively, of our floating rate loans were at their floor rates. The weighted average minimum interest rate on these loans was 4.05%

and 3.78% at December 31, 2018 and 2017, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.4 billion and $4.3 billion at December 31, 2018 and 2017, respectively. These loans had a weighted average term to first repricing date of 3.79 years and 4.10 years at December 31, 2018 and 2017, respectively.

Asset Quality

Our primary objective is to maintain a high level of asset quality in our loan portfolio. We believe our underwriting practices and policies, established by experienced professionals, appropriately govern the risk profile for our loan portfolio. These policies are continually evaluated and updated as necessary. All loans are assessed and assigned a risk classification at origination based on underlying characteristics of the transaction such as collateral type, collateral cash flow, collateral coverage and borrower strength. We believe that we have a comprehensive methodology to proactively monitor our credit quality after origination. Particular emphasis is placed on our commercial portfolio where risk assessments are re-evaluated as a result of reviewing commercial property operating statements and borrower financials on at least an annual basis. Single family residential loans are subject to an annual credit score refresh. On an ongoing basis, we also monitor payment performance, delinquencies, and tax and property insurance compliance. We believe our practices facilitate the early detection and remediation of problems within our loan portfolio. Assigned risk classifications are an integral part of management assessing the adequacy of our allowance for loan losses. We periodically employ the use of an outside independent consulting firm to evaluate our underwriting and risk assessment process. Like other financial institutions, we are subject to the risk that our loan portfolio will be exposed to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

Troubled debt restructures. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings ("TDRs"). Concessions could include reductions of interest rates, extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, reduction of accrued interest, principal forgiveness, forbearance, or other material modifications. The assessment of whether a borrower is experiencing or will likely experience financial difficulty and whether a concession has been granted is highly subjective in nature, and management’s judgment is required when determining whether a modification is classified as a TDR.

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Non-accrual loans
Multifamily residential portfolio	$566	$2,246	$1,048	$1,148	$2,482
Single family residential portfolio	1,598	4,135	409	1,318	6,359
Commercial real estate	—	656	1,184	3,935	977
Construction and land	—	—	—	—	—
Non-mortgage	—	—	—	—	—
Total non-accrual loans	2,164	7,037	2,641	6,401	9,818
Real estate owned	—	—	—	—	—
Total nonperforming assets	$2,164	$7,037	$2,641	$6,401	$9,818
Performing troubled debt restructurings	$4,410	$4,857	$6,352	$10,178	$15,111
Allowance for loan losses to period end nonperforming loans	1585.67%	430.75%	1260.81%	710.97%	534.81%
Nonperforming loans to period end loans	0.04%	0.14%	0.06%	0.17%	0.28%
Nonperforming assets to total assets	0.03%	0.12%	0.05%	0.15%	0.25%
Nonperforming loans plus performing TDRs to total loans	0.11%	0.24%	0.20%	0.43%	0.72%

When assessing whether a loan should be placed on non-accrual status because contractual payment appears doubtful, consideration is given to the information we collect on an annual basis from real estate borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.

For the years ended December 31, 2018 and 2017, no interest income was recognized subsequent to a loan’s classification as non-accrual. For the years ended December 31, 2018 and 2017, the Company recorded $196 thousand and $202 thousand, respectively, of interest income related to performing TDR loans. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $230 thousand and $273 thousand for the years ended December 31, 2018 and 2017, respectively.

Potential Problem Loans. We utilize a risk grading system for our loans to aid us in evaluating the overall credit quality of our real estate loan portfolio and assessing the adequacy of our allowance for loan losses. All loans are categorized into a risk category at the time of origination. Multifamily and commercial credits are re-evaluated at least annually for proper classification in conjunction with our review of property and borrower financial information while all loans are re-evaluated for proper risk grading as new information such as payment patterns, collateral condition and other relevant information comes to our attention. We use the following industry accepted definitions for risk ratings.

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

•
Substandard: Assets are inadequately protected by the current net worth and/or paying capacity of the obligor or by the collateral pledged. These assets have well-defined weaknesses: the primary source of repayment is gone or severely impaired (i.e., bankruptcy or loss of employment) and/or there has been a deterioration in collateral value. In addition, there is the distinct possibility that we will sustain some loss, either directly or indirectly (i.e., the cost of monitoring), if the deficiencies are not corrected. Deterioration in collateral value alone does not mandate that an asset be adversely classified if such factor does not indicate that the primary source of repayment is in jeopardy.

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

The banking industry defines loans graded Special Mention or higher risk as ‘‘criticized’’ and loans graded Substandard or greater risk as ‘‘classified’’ loans. The following table shows our level of criticized and classified loans as of the periods indicated:

(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total Criticized	Total Classified
As of December 31, 2018:
Multifamily residential	$2,607	$1,934	$—	$—	$4,541	$1,934
Single family residential	369	5,617	—	—	5,986	5,617
Commercial real estate	1,482	—	—	—	1,482	—
Construction and land	2,524	—	—	—	2,524	—
Non-mortgage	—	—	—	—	—	—
Total	$6,982	$7,551	$—	$—	$14,533	$7,551
Classified loans to period end loans						0.12%
As of December 31, 2017:
Multifamily residential	$6,569	$7,795	$—	$—	$14,364	$7,795
Single family residential	9,025	4,383	—	—	13,408	4,383
Commercial real estate	—	1,638	—	—	1,638	1,638
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$15,594	$13,816	$—	$—	$29,410	$13,816
Classified loans to period end loans						0.28%
As of December 31, 2016:
Multifamily residential	$4,660	$11,115	$—	$—	$15,775	$11,115
Single family residential	415	5,773	—	—	6,188	5,773
Commercial real estate	—	4,320	—	—	4,320	4,320
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$5,075	$21,208	$—	$—	$26,283	$21,208
Classified loans to period end loans						0.48%
As of December 31, 2015:
Multifamily residential	$32,953	$16,754	$—	$—	$49,707	$16,754
Single family residential	4,436	5,519	—	—	9,955	5,519
Commercial real estate	6,686	7,595	—	—	14,281	7,595
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$44,075	$29,868	$—	$—	$73,943	$29,868
Classified loans to period end loans						0.78%
As of December 31, 2014:
Multifamily residential	$4,895	$30,025	$—	$—	$34,920	$30,025
Single family residential	810	13,305	—	—	14,115	13,305
Commercial real estate	3,647	10,223	—	—	13,870	10,223
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$9,352	$53,553	$—	$—	$62,905	$53,553
Classified loans to period end loans						1.55%

Potential problem loans represent loans that are currently performing but as to which there is information known to us about possible credit problems that may result in disclosure of such loans as nonperforming at some time in the future. We define ‘‘potential problem loans’’ as loans with a risk rating of ‘‘Substandard’’, ‘‘Doubtful’’ or ‘‘Loss’’ that are not included in the amounts of non-accrual or restructured loans. As we cannot predict all circumstances that may cause our borrowers to default, there can be no assurance that these loans will not be placed on non-accrual status or become restructured. At December 31, 2018 and 2017, we have identified $5.4 million and $6.8 million, respectively, of loans classified as ‘‘Substandard’’ and currently performing, and no loans classified as ‘‘Doubtful’’ or ‘‘Loss.’’

Allowance for loan losses. Our allowance for loan losses is maintained at a level management believes is adequate to account for probable incurred credit losses in the loan portfolio as of the reporting date. We determine the allowance based on a quarterly evaluation of risk. That evaluation gives consideration to the nature of the loan portfolio, historical loss experience, known and inherent risks in the portfolio, the estimated value of any underlying collateral, adverse situations that may affect a borrower’s ability to repay, current economic and environmental conditions and risk assessments assigned to each loan as a result of our ongoing reviews of the loan portfolio. This process involves a considerable degree of judgment and subjectivity.

Our allowance is established through charges to the provision for loan losses. Loans, or portions of loans, deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to our allowance for loan losses. The allowance is decreased by the reversal of prior provisions when the total allowance balance is deemed excessive for the risks inherent in the portfolio. The allowance for loan losses balance is neither indicative of the specific amounts of future charge-offs that may occur, nor is it an indicator of any future loss trends. While the entire allowance is available to absorb losses from any and all loans, the following tables represent management’s allocation of our allowance for loan losses by loan category, and the percentage of loans in each category to total loans, for the periods indicated:

	December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category
Multifamily residential	$21,326	60.1%	$18,588	57.7%	$18,478	59.0%	$29,683	60.1%	$32,822	61.9%
Single family residential	10,125	36.7%	9,044	39.2%	11,559	38.9%	13,261	37.9%	14,286	35.1%
Commercial real estate	2,441	3.0%	1,734	2.3%	1,823	1.4%	2,320	1.4%	5,398	3.0%
Construction and land	402	0.2%	936	0.8%	1,428	0.7%	245	0.6%	2	—%
Non-mortgage	20	—%	10	—%	10	—%	—	—%	—	—%
Total	$34,314	100.0%	$30,312	100.0%	$33,298	100.0%	$45,509	100.0%	$52,508	100.0%

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses at beginning of period	$30,312	$33,298	$45,509	$52,508	$55,217
Charge-offs:
Multifamily residential	—	—	—	—	(1,870)
Single family residential	—	(5)	—	(1)	(1,360)
Commercial real estate	—	—	(90)	(150)	(605)
Total charge-offs	—	(5)	(90)	(151)	(3,835)
Recoveries:
Multifamily residential	—	—	—	—	125
Single family residential	12	12	12	23	48
Commercial real estate	90	—	—	150	832
Construction and land	300	379	570	120	121
Total recoveries	402	391	582	293	1,126
Net recoveries (charge-offs)	402	386	492	142	(2,709)
Provision for (reversal of) loan losses	3,600	(3,372)	(12,703)	(7,141)	—
Allowance for loan losses at period end	$34,314	$30,312	$33,298	$45,509	$52,508
Allowance for loan losses to period end loans held-for-investment	0.56%	0.60%	0.75%	1.18%	1.51%
Annualized net recoveries (charge-offs) to average loans	0.01%	0.01%	0.01%	0.00%	(0.08)%

Investment Portfolio

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

The following table presents the book value of our investment portfolio as of the dates indicated:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale (at fair value):
Government and Government Sponsored Entities:
Residential mortgage-backed securities and collateralized mortgage obligations ("MBS and CMOs")	$192,113	30.41%	$243,372	47.70%
Commercial MBS and CMOs	292,951	46.37%	130,017	25.48%
Agency bonds	122,488	19.39%	117,222	22.98%
CRA Qualified Investment Fund	11,438	1.81%	11,693	2.29%
U.S. Treasury	976	0.15%	984	0.19%
Total available for sale	619,966	98.13%	503,288	98.64%
Held to maturity (at amortized cost):
Government Sponsored Entities:
Residential MBS	11,593	1.83%	6,636	1.30%
Other investments	267	0.04%	285	0.06%
Total held to maturity	11,860	1.87%	6,921	1.36%
Total investment securities	$631,826	100.00%	$510,209	100.00%

The following table presents the book value of our investment portfolio by their stated maturities, as well as the weighted average yields for each maturity range at December 31, 2018:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Equity securities		Total
(Dollars in thousands)	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield
Available for sale:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$—	—%	$1,417	2.72%	$1,016	2.70%	$189,680	2.80%	$—	—%	$192,113	2.80%
Commercial MBS and CMOs	—	—%	—	—%	23,050	2.88%	269,901	2.81%	—	—%	292,951	2.82%
Agency bonds	—	—%	114,575	1.58%	4,906	2.75%	3,007	2.95%	—	—%	122,488	1.66%
CRA Qualified Investment Fund	—	—%	—	—%	—	—%	—	—%	11,438	2.21%	11,438	2.21%
U.S. Treasury	—	—%	976	1.74%	—	—%	—	—%	—	—%	976	1.74%
Held to maturity:
Government Sponsored Entities:
Residential MBS	—	—%	—	—%	—	—%	11,593	3.46%	—	—%	11,593	3.46%
Other investments	—	—%	—	—%	—	—%	267	4.36%	—	—%	267	4.36%
Total	$—	—%	$116,968	1.60%	$28,972	2.85%	$474,448	2.82%	$11,438	2.21%	$631,826	2.59%

The following table presents the fair value of our securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2018
Available for sale (at fair value):
Government and Government Sponsored Entities:
Residential MBS and CMOs	$194,297	$339	$(2,523)	$192,113
Commercial MBS and CMOs	294,276	979	(2,304)	292,951
Agency bonds	125,329	7	(2,848)	122,488
CRA Qualified Investment Fund	12,000	—	(562)	11,438
U.S. Treasury	1,008	—	(32)	976
Total available for sale	626,910	1,325	(8,269)	619,966
Held to maturity (at amortized cost):
Government Sponsored Entities:
Residential MBS	11,593	27	(262)	11,358
Other investments	267	—	—	267
Total held to maturity	11,860	27	(262)	11,625
Total investment securities	$638,770	$1,352	$(8,531)	$631,591
As of December 31, 2017
Available for sale (at fair value):
Government and Government Sponsored Entities:
Residential MBS and CMOs	$245,062	$361	$(2,051)	$243,372
Commercial MBS and CMOs	131,419	—	(1,402)	130,017
Agency bonds	120,405	30	(3,213)	117,222
CRA Qualified Investment Fund	12,000	—	(307)	11,693
U.S. Treasury	1,010	—	(26)	984
Total available for sale	509,896	391	(6,999)	503,288
Held to maturity (at amortized cost):
Government Sponsored Entities:
Residential MBS	6,636	73	(69)	6,640
Other investments	285	—	—	285
Total held to maturity	6,921	73	(69)	6,925
Total investment securities	$516,817	$464	$(7,068)	$510,213

The unrealized losses on securities are attributed to interest rate changes rather than the marketability of the securities or the issuer’s ability to honor redemption of the obligations, as the securities with losses are primarily obligations of or guaranteed by agencies sponsored by the U.S. government. We have adequate liquidity with the ability and intent to hold these securities to maturity resulting in full recovery of the indicated impairment. Accordingly, none of the unrealized losses on these securities have been determined to be other than temporary.

At December 31, 2018, there was no issuer, other than U.S. government agencies, where the aggregate book value or market value of such issuer’s securities held by the Company exceeded 10% of our stockholders’ equity. At December 31, 2018 and 2017, the average estimated remaining life of our available for sale investment portfolio was 5.30 and 4.47 years, respectively.

Liabilities

Total liabilities as of December 31, 2018 were $6.4 billion compared to $5.2 billion at December 31, 2017, an increase of $1.2 billion, or 23.3%. The increase was driven by increases in total deposits and FHLB advances of $1.0 billion and $153.9 million, respectively.

Deposits

Representing 78.7% of our total liabilities as of December 31, 2018, deposits are our primary source of funding for our business operations. We believe we will maintain and grow our deposit customer base in the current rate environment based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure, "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with new emphasis placed on specialty, business and online affiliations, and transactional deposits. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits from deposit brokers.

Total deposits increased by $1.0 billion, or 26.6%, to $5.0 billion at December 31, 2018 from $4.0 billion at December 31, 2017. Deposit increases were attributed to both organic retail deposit growth from our branches and growth in wholesale deposits. The proportion of time deposits in the total deposit portfolio has grown over the past year in line with our marketing efforts to extend maturities. Given our consistently high retention rate at renewal, we consider all our retail deposits, including time deposits, to be core deposits.

Our loan to deposit ratio was 122.59% and 127.59% at December 31, 2018 and 2017, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than the high-quality liquid investments that we typically hold for contingent liquidity purposes.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Transaction accounts	$227,877	0.68%	5.0%	$218,683	0.71%	5.9%
Money market demand accounts	1,464,952	1.02%	32.1%	1,495,794	0.81%	40.6%
Time deposits	2,863,852	1.84%	62.9%	1,972,747	1.28%	53.5%
Total	$4,556,681	1.52%	100.0%	$3,687,224	1.05%	100.0%

The following table sets forth the maturity of time deposits as of December 31, 2018:

(Dollars in thousands, except for column headings)	Under $100,000	$100,000 and greater
Remaining maturity:
Three months or less	$510,948	$317,555
Over three through six months	77,742	422,086
Over six through twelve months	104,640	617,931
Over twelve months	206,191	1,040,340
Total	$899,521	$2,397,912
Percent of total deposits	17.99%	47.95%

The Company had certificates of deposit that meet or exceed the FDIC Insurance limit of $250 thousand of $1.2 billion and $829.1 million at December 31, 2018 and 2017, respectively. At the same dates, the Company had $467.5 million and $278.4 million, respectively, of brokered deposits.

FHLB Advances and Other Borrowings

In addition to deposits, we utilize short and long-term collateralized FHLB borrowings to fund our loan growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances at December 31, 2018 were $1.1 billion compared to $989.3 million at December 31, 2017, an increase of $153.9 million, or 15.6%. The increase in FHLB advances was a result of increased borrowing needs as a result of strong loan growth. There was an extension in the duration of our borrowings during the year ended December 31, 2018 compared to the same period last year, which increased to a weighted average remaining maturity of 2.2 years at December 31, 2018 compared to 1.2 years at December 31, 2017.

Historically, we have utilized other instruments such as trust preferred securities and senior debt at the bank holding company level as a source of capital for our Bank to support asset growth. We have established two trusts (the "Trust Securities") of which we own all the common securities, that have issued trust preferred securities, or Trust Securities, to investors in private placement transactions. The proceeds of the securities qualify as Tier 1 capital under the final Dodd Frank regulations for community banks with total assets less than $15 billion. In accordance with GAAP, the Trusts are not consolidated in our consolidated statements of financial condition but rather the common securities are included in our other assets and the junior subordinated debentures (the "Notes") issued to the Trusts are shown as a liability. The following table is a summary of our outstanding Trust Securities and related Notes as of the dates indicated (dollars in thousands):

	December 31, 2018		December 31, 2017		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	4.17%	$41,238	2.97%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	4.41%	$20,619	3.21%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%

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

The following table presents information regarding our FHLB advances and other borrowings as of and for the periods indicated:

	As of and for the Years Ended December 31,
(Dollars in thousands)	2018	2017
FHLB advances
Average amount outstanding during the period	$1,069,216	$1,160,555
Maximum amount outstanding at any month-end during the period	1,366,851	1,479,969
Balance outstanding at end of period	1,143,132	989,260
Weighted average maturity (in years)	2.2	1.2
Weighted average interest rate at end of period	2.37%	1.67%
Weighted average interest rate during the period	2.18%	1.43%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857
Weighted average maturity (in years)	18.1	19.1
Weighted average interest rate at end of period	4.25%	3.05%
Weighted average interest rate during the period	3.66%	2.69%

Senior unsecured term notes
Balance outstanding at end of period	$94,293	$94,161
Weighted average maturity (in years)	5.8	6.8
Weighted average interest rate at end of period	6.69%	6.71%
Weighted average interest rate during the period	6.69%	6.71%

Our level of FHLB advances can fluctuate on a daily basis depending on our funding needs and the availability of other sources of funds to satisfy those needs. Short-term advances allow us flexibility in funding particularly when planned transactions will yield an immediate large inflow of cash such as the closing of the securitization transaction in the third quarter of 2017 and the closing of the initial public offering in December 2017.

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of the dates indicated:

	As of and for the Years Ended December 31,
(Dollars in thousands)	2018	2017
Outstanding at period end	$166,000	$411,600
Average amount outstanding	221,135	593,054
Maximum amount outstanding at any month end	495,700	952,800
Weighted average interest rate:
During period	1.76%	0.99%
End of period	2.57%	1.47%

Stockholders’ Equity

Stockholders’ equity totaled $581.1 million and $549.7 million at December 31, 2018 and 2017, respectively. The increase in stockholders' equity is primarily related to net income of $45.1 million, less dividends paid of $16.0 million during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company repurchased 173,300 shares in connection with its stock repurchase program at an average cost of $8.62 per share and a total amount of $1.5 million.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated statements of financial condition in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business including commitments to fund new loans and undisbursed construction funds. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The following is a summary of our off-balance sheet commitments outstanding as of the dates presented.

	December 31,
(Dollars in thousands)	2018	2017
Commitments to fund loans held-for-investment	$70,858	$65,767

In connection with our Freddie Mac multifamily loan securitization in 2017, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $1.4 million and $1.7 million as of December 31, 2018 and 2017, respectively, which is included in other liabilities and accrued expenses on the consolidated statements of financial condition. Please refer to "Factors Affecting Comparability of Financial Results - Multifamily Securitization Transaction" in Part II, Item 7. "Management's Discussion and Analysis" for additional information regarding the securitization.

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

Contractual Obligations

The following table presents, as of December 31, 2018, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part II, Item 8. "Financial Statements and Supplementary Data", Note 19. ‘‘Commitments and Contingencies,’’ in the notes to our consolidated financial statements.

		Payments Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$3,297,433	$2,050,901	$1,220,175	$26,357	$—
FHLB advances (1)	1,143,132	441,000	300,600	400,750	782
Senior debt (1)	95,000	—	—	—	95,000
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases	17,915	5,246	7,231	3,674	1,764
Significant contract (2)	3,413	1,448	1,965	—	—
Total	$4,618,750	$2,498,595	$1,529,971	$430,781	$159,403

(1) Amounts exclude interest
(2) We have one significant, long-term contract for core processing services which expires May 9, 2021. Actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using our current year to date average monthly expense extrapolated over the remaining life of the contract.

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

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third party banks, investments available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the FRB discount window, draws on established federal funds lines from unaffiliated commercial banks and the issuance of debt or equity securities. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary.

Our total deposits at December 31, 2018 and 2017 were $5.0 billion and $4.0 billion, respectively. Based on the values of loans pledged as collateral, we had $515.6 million of additional borrowing capacity with the FHLB at December 31, 2018. Based on the values of loans pledged as collateral, we had $165.8 million of borrowing capacity with the FRB at December 31, 2018. There were no outstanding advances with the FRB at December 31, 2018. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at December 31, 2018, none of which was advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Cash balances at correspondent banks, including amounts at the FRB, totaled $91.7 million at December 31, 2018.

The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its senior notes and junior subordinated debentures. The Company’s main source of cash flow is dividends declared and paid to it by the Bank. There are statutory and regulatory limitations that affect the ability of our Bank to pay dividends to the Company. We believe that these limitations will not impact our ability to meet our ongoing short-term cash obligations. For contingency purposes, the Company typically maintains a minimum level of cash to fund one year’s projected operating cash flow needs.

Capital Adequacy

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of December 31, 2018 and 2017, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At December 31, 2018, the capital conservation buffer was 1.875%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of December 31, 2018
Tier 1 Leverage Ratio	$644,344	9.42%	$273,544	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	582,487	14.74%	177,873	4.50%	$251,986	6.38%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	644,344	16.30%	237,164	6.00%	311,277	7.88%	N/A	N/A
Total Risk-Based Capital Ratio	679,841	17.20%	316,218	8.00%	390,332	9.88%	N/A	N/A
As of December 31, 2017
Tier 1 Leverage Ratio	$615,010	11.26%	$218,499	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	553,153	16.05%	155,107	4.50%	$198,192	5.75%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	615,010	17.84%	206,809	6.00%	249,894	7.25%	N/A	N/A
Total Risk-Based Capital Ratio	647,421	18.78%	275,746	8.00%	318,831	9.25%	N/A	N/A
Luther Burbank Savings
As of December 31, 2018
Tier 1 Leverage Ratio	$728,414	10.65%	$273,469	4.00%	N/A	N/A	$341,836	5.00%
Common Equity Tier 1 Risk-Based Ratio	728,414	18.43%	177,820	4.50%	$251,912	6.38%	256,851	6.50%
Tier 1 Risk-Based Capital Ratio	728,414	18.43%	237,094	6.00%	311,185	7.88%	316,125	8.00%
Total Risk-Based Capital Ratio	763,911	19.33%	316,125	8.00%	390,217	9.88%	395,156	10.00%
As of December 31, 2017
Tier 1 Leverage Ratio	$685,434	12.54%	$218,585	4.00%	N/A	N/A	$273,232	5.00%
Common Equity Tier 1 Risk-Based Ratio	685,434	19.90%	154,980	4.50%	$198,030	5.75%	223,859	6.50%
Tier 1 Risk-Based Capital Ratio	685,434	19.90%	206,640	6.00%	249,689	7.25%	275,519	8.00%
Total Risk-Based Capital Ratio	717,845	20.84%	275,519	8.00%	318,569	9.25%	344,399	10.00%

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the exposure to unanticipated changes in net interest earnings or loss due to changes in the market value of assets and liabilities as a result of fluctuations in interest rates. As a financial institution, our primary market risk is interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).
We manage market risk though our Asset Liability Council ("ALCO") which is comprised of senior management who are responsible for ensuring that board approved strategies, policy limits, and procedures for managing interest rate risk are appropriately executed within the designated lines of authority and responsibility. The ALCO meets monthly to review, among other things, the composition of our assets and liabilities, the sensitivity of our assets and liabilities to interest rate changes, our actual and forecasted liquidity position, investment activity and our interest rate hedging transactions. The ALCO reports regularly to our board of directors. Our board reviews all policies impacting asset and liability management and establishes risk tolerance limits for business operations on at least an annual basis.
Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints. In recognition of this, we actively manage our assets and liabilities to maximize our net interest income and return on equity, while managing our risk exposure and maintaining adequate liquidity and capital positions.
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
We use two primary modeling techniques to assess our exposure to interest rates that simulate the earnings and valuation effects of variations in interest rates: Net Interest Income at Risk ("NII at Risk") and the Economic Value of Equity ("EVE"). These models require that we use numerous assumptions, including asset and liability pricing and repricing, future growth, prepayment rates, non-maturity deposit sensitivity and decay rates. These assumptions are inherently uncertain and, as a result, the models cannot precisely predict the fluctuations in market interest rates or precisely measure the impact of future changes in interest rates. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.
Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of -200 to 400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve.
Instantaneous parallel interest rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk, implement hedging transactions if the metric rises above policy limits for interest rate risk, and track the movement of the bank’s interest rate risk position over a historical time frame for comparison purposes.
Our earnings are a function of collecting both a credit risk premium on our loans and an interest rate risk premium on our balance sheet position. The purpose of these premiums being to diversify our earnings position with both credit risk and interest rate risk, which tend to be negatively correlated historically for the Bank. During weak economic times, such as the financial crisis of 2007-2008, our loan losses are higher than normal, but the Federal Reserve will generally reduce short-term interest rates in an attempt to stimulate the economy and add liquidity. As a result, our interest rate spread will generally increase during those periods. During strong economic times, when the Federal Reserve raises short-term interest rates to dampen economic activity, the Bank’s interest rate spread decreases. These periods are often indicative of inflation and real property value increases. As such, the decrease in net interest income is typically somewhat offset by declining loan losses in our loan portfolio. There is no guarantee, however, that the past countercyclical nature of our loan losses and our net interest spread declines will continue in the future.
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at December 31, 2018. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
December 31, 2018
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(38.9)	(30.4)%
+300 BP	(26.0)	(20.3)%
+200 BP	(14.6)	(11.4)%
+100 BP	(6.0)	(4.7)%
-100 BP	6.3	4.9%
-200 BP	11.5	9.0%
The NII at Risk reported at December 31, 2018 reflects that our earnings are in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. All NII stress tests measures were within our board established limits.
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

Interest Rate Risk to Capital (EVE)
December 31, 2018
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(374.4)	(61.4)%
+300 BP	(250.3)	(41.1)%
+200 BP	(142.3)	(23.4)%
+100 BP	(62.6)	(10.3)%
-100 BP	50.5	8.3%
-200 BP	99.0	16.3%
The EVE at Risk reported at December 31, 2018 reflects that our market value of capital is in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. All EVE stress tests measures were within our board established limits.

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
We currently utilize stand-alone interest rate caps and FHLB advances with embedded interest rate caps to hedge our liability sensitive interest rate risk position. The stand-alone caps are derivative instruments that have been designated as cash flow hedges of variable rate borrowings. These interest rate cap agreements are recorded at fair value with changes in fair value reflected in other comprehensive income and the fair value of these derivatives is recorded on the consolidated statements of financial condition in other assets and other liabilities. The interest rate caps embedded in FHLB advances do not qualify as derivative contracts. The cost of these contracts is inseparable from the cost of the advances and, as such, is included in interest expense in our consolidated statements of income.
The following table summarizes our one derivative instrument and FHLB borrowings with embedded caps utilized by us as interest rate risk hedge positions as of December 31, 2018:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate cap	Cash Flow Hedge	3	$50,000	$—	$—
FHLB fixed rate advance	With embedded cap	6	75,000	—	—
FHLB fixed rate advance	With embedded cap	9	75,000	—	—
FHLB fixed rate advance	With embedded cap	10	30,000	—	—
FHLB fixed rate advance	With embedded cap	10	45,000	—	—
FHLB variable rate advance	With embedded cap	13	50,000	—	—
FHLB fixed rate advance	With embedded cap	14	50,000	—	—
FHLB fixed rate advance	With embedded cap	16	50,000	—	—
FHLB fixed rate advance	With embedded cap	26	100,000	—	—
FHLB fixed rate advance	With embedded cap	26	50,000	—	—
			$575,000	$—	$—
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
Santa Rosa, California

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Luther Burbank Corporation and Subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP
Sacramento, California
March 4, 2019

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	December 31, 2018	December 31, 2017
ASSETS

Cash and cash equivalents	$91,697	$75,578
Available for sale investment securities, at fair value	619,966	503,288
Held to maturity investment securities, at amortized cost (fair value of $11,625 and $6,925 at December 31, 2018 and 2017, respectively)	11,860	6,921
Loans receivable, net of allowance for loan losses of $34,314 and $30,312 as of December 31, 2018 and 2017, respectively	6,096,316	5,011,235
Accrued interest receivable	20,220	14,901
Federal Home Loan Bank ("FHLB") stock, at cost	31,823	27,733
Premises and equipment, net	20,981	22,452
Goodwill	3,297	3,297
Prepaid expenses and other assets	41,052	38,975

Total assets	$6,937,212	$5,704,380

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,001,040	$3,951,238
FHLB advances	1,143,132	989,260
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $707 and $839 at December 31, 2018 and 2017, respectively)	94,293	94,161
Accrued interest payable	4,307	1,781
Other liabilities and accrued expenses	51,438	56,338

Total liabilities	6,356,067	5,154,635

Commitments and contingencies (Note 19)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, no par value; 100,000,000 shares authorized; 56,379,066 and 56,422,662 shares issued and outstanding at December 31, 2018 and 2017, respectively	456,378	454,287
Retained earnings	129,806	102,459
Accumulated other comprehensive loss, net of taxes	(5,039)	(7,001)

Total stockholders' equity	581,145	549,745

Total liabilities and stockholders' equity	$6,937,212	$5,704,380

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017
Interest and fee income:
Loans	$211,835	$166,573
Investment securities	12,430	6,739
Cash and cash equivalents	1,792	925
Total interest and fee income	226,057	174,237
Interest expense:
Deposits	69,112	38,813
FHLB advances	23,285	16,555
Junior subordinated deferrable interest debentures	2,266	1,665
Senior debt	6,307	6,309
Total interest expense	100,970	63,342
Net interest income before provision for (reversal of) loan losses	125,087	110,895
Provision for (reversal of) loan losses (Note 3)	3,600	(3,372)
Net interest income after provision for (reversal of) loan losses	121,487	114,267
Noninterest income:
Gain on sale of loans	140	3,277
FHLB dividends	2,735	2,473
Other income	1,256	1,758
Total noninterest income	4,131	7,508
Noninterest expense:
Compensation and related benefits	38,860	36,524
Deposit insurance premium	1,892	1,812
Professional and regulatory fees	2,037	2,034
Occupancy	5,349	5,155
Depreciation and amortization	2,813	2,903
Data processing	3,315	3,167
Marketing	3,497	935
Other expenses	4,924	4,014
Total noninterest expense	62,687	56,544
Income before provision (benefit) for income taxes	62,931	65,231
Provision (benefit) for income taxes	17,871	(4,153)
Net income	$45,060	$69,384

Basic earnings per common share	$0.80	$1.62
Diluted earnings per common share	$0.79	$1.62
Dividends per common share	$0.28	$1.58

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2018	2017
Net income	$45,060	$69,384
Other comprehensive (loss) income:
Unrealized loss on available for sale investment securities:
Unrealized holding loss arising during the period	(336)	(2,075)
Tax effect	86	235
Net of tax	(250)	(1,840)
Unrealized gain on cash flow hedge:
Unrealized holding gain arising during the period	649	407
Tax effect	(187)	(33)
Net of tax	462	374
Total other comprehensive income (loss)	212	(1,466)
Comprehensive income	$45,272	$67,918
See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive (Loss) Income (Net of Taxes)		Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities	Cash Flow Hedge
	Shares	Amount
Balance, December 31, 2016	42,000,000	$2,262	$407,648	$(4,374)	$(1,161)	$404,375
Comprehensive income:
Net income	—	—	69,384	—	—	69,384
Other comprehensive (loss) income	—	—	—	(1,840)	374	(1,466)
Common stock issued, net of offering costs	13,972,500	138,287	—	—	—	138,287
Reclassification of undistributed S-Corporation earnings	—	306,773	(306,773)	—	—	—
Conversion of phantom stock plan to restricted stock units	—	6,379	—	—	—	6,379
Issuance of restricted stock awards	409,835	—	—	—	—	—
Vested restricted stock units	40,327	—	—	—	—	—
Stock-based compensation expense	—	586	—	—	—	586
Cash dividends ($1.58 per share)	—	—	(67,800)	—	—	(67,800)
Balance, December 31, 2017	56,422,662	454,287	102,459	(6,214)	(787)	549,745
Comprehensive income:
Net income	—	—	45,060	—	—	45,060
Other comprehensive (loss) income	—	—	—	(250)	462	212
Reclassification of prior year tax benefit related to re-measuring deferred taxes on items recorded to other comprehensive income	—	—	(1,750)	1,529	221	—
Issuance of restricted stock awards	131,140	—	—	—	—	—
Vested restricted stock units	99,533	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(77,568)	(769)	—	—	—	(769)
Restricted stock forfeitures	(23,401)	(42)	2	—	—	(40)
Stock-based compensation expense	—	4,397	—	—	—	4,397
Shares repurchased	(173,300)	(1,495)	—	—	—	(1,495)
Cash dividends ($0.28 per share)	—	—	(15,965)	—	—	(15,965)
Balance, December 31, 2018	56,379,066	$456,378	$129,806	$(4,935)	$(104)	$581,145

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$45,060	$69,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,813	2,903
Provision for (reversal of) loan losses	3,600	(3,372)
Amortization of deferred loan costs, net	10,218	9,285
Amortization of premiums on investment securities, net	1,870	2,800
Gain on sale of loans	(140)	(3,277)
Originations of loans held for sale	—	(25,809)
Proceeds from sale of loans held for sale	—	33,618
Stock based compensation expense, net of forfeitures	4,355	586
Benefit for deferred income tax	(1,868)	(6,584)
Change in fair value of mortgage servicing rights	931	(30)
Other items, net	86	—
Effect of changes in:
Accrued interest receivable	(5,319)	(2,760)
Accrued interest payable	2,526	479
Prepaid expenses and other assets	(272)	(5,356)
Other liabilities and accrued expenses	(4,900)	6,547
Net cash provided by operating activities	58,960	78,414
Cash flows from investing activities:
Proceeds from maturities and paydowns of available for sale investment securities	77,785	113,842
Proceeds from maturities and paydowns of held to maturity investment securities	415	626
Purchases of available for sale investment securities	(196,648)	(162,830)
Purchases of held to maturity investment securities	(5,375)	—
Net increase in loans receivable	(1,118,502)	(1,236,187)
Proceeds from loans held for sale previously classified as portfolio loans	19,604	655,754
(Purchase) redemption of FHLB stock, net	(4,090)	2,677
Purchase of premises and equipment	(1,477)	(1,056)
Net cash used in investing activities	(1,228,288)	(627,174)
Cash flows from financing activities:
Net increase in customer deposits	1,049,802	617,269
Proceeds from long-term FHLB advances	575,000	100,000
Repayment of long-term FHLB advances	(175,528)	—
Net change in short-term FHLB advances	(245,600)	(222,626)
Net proceeds from issuance of common stock	—	138,287
Shares withheld for taxes on vested restricted stock	(769)	—
Shares repurchased	(1,495)	—
Cash paid for dividends	(15,963)	(67,800)
Net cash provided by financing activities	1,185,447	565,130
Increase in cash and cash equivalents	16,119	16,370
Cash and cash equivalents, beginning of period	75,578	59,208
Cash and cash equivalents, end of period	$91,697	$75,578
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$98,444	$62,863
Income taxes	$21,565	$1,845
Non-cash investing activity:
Loans transferred to held for investment	$—	$38,342
Loans transferred to held for sale	$19,603	$630,103
Conversion of cash-settled to stock-settled compensation	$—	$6,379

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Bank conducts its business from its headquarters in Manhattan Beach, California. It has nine full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. Additionally, there are seven loan production offices located throughout California, as well as a loan production office in Clackamas County, Oregon.

On December 12, 2017, the Company completed the initial public offering ("IPO") of its common stock. In connection with the IPO, the Company sold and issued 13,972,500 shares of common stock at $10.75 per share. The Company received total net proceeds of $138.3 million from the IPO.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting standards and prevailing practices within the banking industry and include the accounts of the Company and its wholly-owned subsidiaries. The Company currently has two unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue junior subordinated deferrable interest debentures. See Note 9, “Junior Subordinated Deferrable Interest Debentures,” for additional information regarding these trusts. All intercompany accounts and transactions have been eliminated.

In preparing financial statements in conformity with generally accepted accounting principles ("GAAP"), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits with other financial institutions with maturities of less than three months. Net cash flows are reported for customer loan and deposit transactions, and interest bearing deposits in other financial institutions.

Restricted Cash Balances

Federal Reserve Bank regulations require the Company to maintain reserve balances on deposit with the Federal Reserve Bank. The amount of reserves required at the Federal Reserve Bank at December 31, 2018 and 2017 were $18.6 million and $16.0 million, respectively.

Investment Securities

The Company classifies its investment securities into two categories, available for sale and held to maturity, at the time of purchase. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of applicable taxes. Investment securities held to maturity are measured at amortized cost, based on the Company’s positive intent and ability to hold such securities to maturity.

Interest income includes amortization/accretion of purchase premiums/discounts. Premiums and discounts are amortized, or accreted, over the life of the related investment security as an adjustment to interest income using a method that approximates the interest method. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, net of purchase premiums and discounts, deferred loan origination fees and costs, and the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Premiums or discounts to acquire loans are amortized over the life of the loan using a method that approximates the interest method. The Company charges fees for originating loans. These fees, net of certain related direct loan origination costs, are deferred. The net deferred fees or costs on loans held for investment are recognized as an adjustment of the loan’s yield over the contractual life of the loan using the interest method. The Company ceases to amortize deferred fees or costs on loans for which the accrual of interest has been discontinued. Other loan fees and charges representing service costs are reported in income when collected or earned.

Loans Held for Sale

The lower of aggregate cost or fair value option has been elected for certain mortgage loans originated and intended for sale in the secondary market. The lower of aggregate cost or fair value is determined by outstanding commitments from investors or secondary market price indications, with any net unrealized losses recorded as a valuation allowance and charged to earnings. Long term, fixed rate mortgage loans made in conjunction with the Grow program to finance loans for low- or moderate-income borrowers or for properties in low- to moderate-income census tracts were previously recorded as available for sale upon origination. In light of the extended holding period for these loans to establish payment performance prior to sale as well as the likelihood of increasing market rates, the Company transferred the balance of these loans, or $38.3 million, from loans held for sale to loans held for investment during the fourth quarter of 2017. As a result of transfer, the Company recorded a fair value loss of $289 thousand, which is included in noninterest expense within the consolidated statements of income.

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

Loans that are reported as troubled debt restructures (“TDRs”) are considered impaired. A restructuring of a debt constitutes a TDR if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms.

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

The second element of the allowance covers probable incurred losses inherent in performing loans that have yet to be specifically identified for impairment. This component of the allowance is estimated by applying reserve factors based on average historical loss experience for the previous nine to ten years to various loan stratifications based on factors affecting the perceived level of risk including the type of collateral, loan program, and credit classification. The resulting loss amount is adjusted for qualitative factors to be reflective of risks or trends affecting the loan portfolio including economic conditions, the real estate market, volumes, delinquencies, and credit concentrations. The Company has identified the following loan portfolio segments based on collateral type:

Multifamily residential and commercial real estate loans - These loans typically involve greater principal amounts than other types of loans, and repayment depends upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Multifamily residential and commercial real estate loans also expose a lender to significant credit risk because the collateral securing these loans typically cannot be sold as easily as single family residential real estate. In addition, some commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to comply with the terms of the loan agreement, which may increase the risk of default or non-payment.

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

Construction and land loans - This type of lending generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified costs and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Non-mortgage loans - These loans are not a part of our normal business activity, but rather are made on an exception basis typically in conjunction with our efforts to support CRA activities.  The loans carry a high inherent risk of loss as they generally have no secondary source of repayment or any collateral support.

The total allowance is increased by the provision for loan losses, which is charged against the current period operating results, and decreased by the amount of loan charge-offs, net of recoveries. Losses incurred upon the initial acquisition of real estate owned through foreclosure are charged to the allowance for loan losses.

Accrued Interest Receivable on Loans

Interest receivable is only accrued if deemed collectible. It is the Company’s policy to place a loan on non-accrual status in the event that the borrower is 90 days or more delinquent (unless the loan is well secured and in the process of collection), or earlier if the timely collection of contractual payments appears doubtful. At the time a loan is placed on non-accrual, accrued interest is reversed out of interest income. Cash payments subsequently received on non-accrual loans are recognized as income only where the future collection of the remaining principal is considered by management to be probable. Loans are restored to accrual status only when the loan is less than 90 days delinquent and not in foreclosure, and the borrower has demonstrated the ability to make future payments of principal and interest.

Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur, and such changes are included with other income on the consolidated statements of income. The fair values of servicing rights are calculated using model assumptions including factors such as prepayment rates, market rates and other model cash flow assumptions. Absent other changes, an increase (decrease) to the estimated life of serviced loans would generally increase (decrease) the fair value of servicing rights. The fair value of servicing rights are subject to significant fluctuation as a result of changes in estimates and when actual factors such as prepayment speeds, default rates, and losses differ from model assumptions.

Servicing fee income, which is reported on the consolidated statements of income as a component of other income, is recorded for fees earned for servicing loans. The fees are typically based on a contractual percentage of the outstanding principal and are recorded as income when earned. Fair value adjustments are netted against loan servicing fee income.

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

Real Estate Owned ("REO")

Real estate acquired as a result of loan foreclosure or a deed in lieu of foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of a residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Fair value is typically based on a real estate appraisal. REO is subsequently accounted for at the lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition related to the development of REO are capitalized while operating costs are charged to expense. Gains or losses realized and expenses incurred in connection with the disposition of foreclosed real estate are charged to noninterest income.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Land is carried at cost. The Company’s policy is to depreciate buildings, furniture and equipment on the straight-line basis over the estimated useful lives of the various assets and to amortize leasehold improvements over the shorter of the asset life or lease term as follows:

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of San Francisco ("FHLB"), the Bank is required to own capital stock in an amount specified by the level of FHLB borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as noninterest income on an accrual basis. At December 31, 2018 and 2017, the Bank owned 318,231 and 277,328 shares of $100 par value FHLB stock, respectively.

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill determined to have an indefinite useful life is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized in the amount of the excess and the carrying value of the goodwill is reduced accordingly. Goodwill is the only intangible asset with an indefinite life on the balance sheet. Based on an evaluation performed as of December 31, 2018, management determined that the implied fair value of goodwill exceeded its carrying value and no impairment was recognized.

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

Marketing

Marketing costs are expensed as incurred.

Derivatives

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (‘‘fair value hedge’’), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (‘‘cash flow hedge’’), or (3) an instrument with no hedging designation (‘‘stand-alone derivative’’). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported in earnings, as noninterest income.

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

Income Taxes

Prior to December 1, 2017, the Company had elected to be taxed as an S-Corporation for federal and state income tax purposes. As such, stockholders were taxed on their pro rata share of earnings and deductions of the Company, regardless of the amount of distributions received. Generally, the Company was not subject to federal income tax but was subject to California tax at the rate of 3.5% of taxable income. Effective December 1, 2017, the Company converted from an S-Corporation to a C-Corporation and is subject to federal and state taxes at the applicable C-Corporation rates which were 35.0% and 10.84%, respectively at that date. On December 22, 2017, H.R. 1, the Tax Cuts and Jobs Act, was signed into law reducing the federal C-Corporation rate to 21.0% effective January 1, 2018. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2018 and 2017, the Company recognized no interest and penalties.

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

Comprehensive Income

Comprehensive (loss) income includes net income and other comprehensive (loss) income. The only items of other comprehensive (loss) income for the Company are unrealized gains and losses on investment securities classified as available for sale, net of tax, and unrealized gains and losses on cash flow hedges, net of tax. Reclassification adjustments resulting from gains or losses on investment securities available for sale or cash flow hedges that have been realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose have been excluded from comprehensive (loss) income of the current period to avoid double counting.

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

Earnings Per Share ("EPS")

Basic earnings per common share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic EPS is computed based upon net income divided by the weighted average number of common shares outstanding during the year. In determining the weighted average number of shares outstanding, vested restricted stock units are included. Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding including common stock that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during each reporting period. Diluted EPS is computed based upon net income divided by the weighted average number of common shares outstanding during each period, adjusted for the effect of dilutive potential common shares, such as restricted stock awards and units, calculated using the treasury stock method.

(Dollars in thousands, except per share amounts)	Years Ended December 31,
	2018	2017
Net income	$45,060	$69,384

Weighted average basic common shares outstanding	56,196,648	42,916,879
Add: Dilutive effects of assumed vesting of restricted stock	628,754	41,057
Weighted average diluted common shares outstanding	56,825,402	42,957,936

Income per common share:
Basic EPS	$0.80	$1.62
Diluted EPS	$0.79	$1.62
Anti-dilutive shares not included in calculation of diluted earnings per share	—	—

Related Party Transactions

In the normal course of business, the Company may accept deposits from officers and directors, as well as companies and individuals affiliated with officers and directors of the Company. As of December 31, 2018 and 2017, there were $17.0 million and $12.6 million, respectively, of such deposits. The Company does not permit loans to officers and directors or companies and individuals affiliated with officers and directors of the Company, with the exception of overdraft protection in limited circumstances. As of December 31, 2018 and 2017, there were no such overdraft loans outstanding.

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
Adoption of New Financial Accounting Standards

FASB ASU 2014-09

In May 2014, the Financial Accounting Standards Board ("FASB") issued "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") implementing a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance does not apply to revenue associated with financial instruments, including loans and investment securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. The impact of the new standard was mainly limited to the timing of revenue recognition with regard to the Company's service charges on deposits accounts and gains or losses on the sale of other real estate owned. ASU 2014-09 is effective for the Company on January 1, 2019 and is not expected to have a material effect on the Company's operating results or financial condition.

FASB ASU 2016-01

In January 2016, the FASB issued guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to (1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and (4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Update also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The Update is effective for public business entities ("PBEs") for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As an emerging growth company, the Company will adopt this guidance on January 1, 2019. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

FASB ASU 2016-02

In February 2016, the FASB amended existing guidance that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. These amendments are effective for PBEs for annual periods and interim periods within those annual periods beginning after December 15, 2018. As an emerging growth company, the Company expects to adopt this guidance on December 31, 2020 assuming the Company remains an emerging growth company through such date. Upon adoption of this guidance, the Company will recognize a liability for its obligations under its operating leases and a corresponding right-of-use asset for its right to use leased properties over the lease term. The Company has analyzed its population of operating leases subject to this guidance and the adoption of this standard is not expected to have a material effect on the Company’s operating results.

FASB ASU 2016-13

In June 2016, FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The transition will be applied as follows:

-	For debt securities with other than temporary impairment ("OTTI"), the guidance will be applied prospectively.

-
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

-
For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.

These amendments are effective for PBEs that are Securities and Exchange Commission (“SEC”) filers for annual periods and interim periods within those annual periods beginning after December 15, 2019. As an emerging growth company, the Company expects to adopt this guidance on January 1, 2022 assuming the Company remains an emerging growth company through such date. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The adoption of this standard is still being evaluated by the Company as to whether or not it will have a material effect on the Company’s operating results or financial condition.

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

FASB ASU 2017-04

In January 2017, the FASB issued guidance related to the goodwill impairment test, which eliminates step 2 in the process. Under the amendments, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized, however, should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Update is effective for PBEs that are SEC filers for annual periods or any interim goodwill impairment tests beginning after December 15, 2019 using a prospective transition method and early adoption is permitted. As early adoption is permitted, the Company adopted this guidance on December 31, 2018. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

FASB ASU 2017-08

In March 2017, the FASB issued guidance related to Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments in this update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for PBEs for annual periods beginning after December 15, 2018, and interim periods thereafter. As an emerging growth company, the Company expects to adopt this guidance on December 31, 2020 assuming the Company remains an emerging growth company through such date. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

FASB ASU 2017-12

In August 2017, the FASB provided guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for PBEs for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. As an emerging growth company, the Company expects to adopt this guidance on December 31, 2020 assuming the Company remains an emerging growth company through such date. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

FASB ASU 2018-02
In February 2018, the FASB provided guidance for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income to retained earnings resulting from the Tax Cuts and Jobs Act of 2017. ASU 2018-02 is effective for all entities for fiscal years beginning after December 31, 2018, including interim periods therein, with early adoption permitted. As permitted, the Company early adopted ASU 2018-02 during the quarter ended March 31, 2018 and reclassified $1.8 million of stranded tax amounts within accumulated other comprehensive income to retained earnings. The stranded tax amounts related to unrealized gains and losses in connection with the Company's available for sale investment portfolio and cash flow hedges.

FASB ASU 2018-13

In August 2018, the FASB issued guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average terms used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance also modifies certain disclosure requirements for nonpublic entities to make them less burdensome. The guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The adoption of this standard in not expected to have a material impact on the Company’s operating results or financial condition.

2.	INVESTMENT SECURITIES
Available for Sale
The following tables summarize the amortized cost and the estimated fair value of available for sale investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2018:
Government and Government Sponsored Entities:
Residential mortgage-backed securities and collateralized mortgage obligations ("MBS and CMOs")	$194,297	$339	$(2,523)	$192,113
Commercial MBS and CMOs	294,276	979	(2,304)	292,951
Agency bonds	125,329	7	(2,848)	122,488
U.S. Treasury	1,008	—	(32)	976
CRA Qualified Investment Fund	12,000	—	(562)	11,438
Total available for sale investment securities	$626,910	$1,325	$(8,269)	$619,966

At December 31, 2017:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$245,062	$361	$(2,051)	$243,372
Commercial MBS and CMOs	131,419	—	(1,402)	130,017
Agency bonds	120,405	30	(3,213)	117,222
U.S. Treasury	1,010	—	(26)	984
CRA Qualified Investment Fund	12,000	—	(307)	11,693
Total available for sale investment securities	$509,896	$391	$(6,999)	$503,288
Net unrealized losses on available for sale investment securities are recorded as accumulated other comprehensive income within stockholders’ equity totaling $4.9 million and $6.2 million, net of $2.0 million and $394 thousand in tax assets at December 31, 2018 and 2017, respectively. At December 31, 2017, $394 thousand of a total $1.9 million tax asset resides in accumulated other comprehensive loss, while the remaining $1.5 million was included in the provision for income taxes on the consolidated statements of income related to the tax rate changes associated with the termination of S-Corporation status and the change in tax law during the year ended December 31, 2017. The Company adopted ASU 2018-02 effective January 1, 2018 and reclassified the $1.5 million in stranded tax effects from the change in federal corporate tax rates on available for sale investment securities from accumulated other comprehensive loss, net to retained earnings. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities for the years ended December 31, 2018 and 2017.

The following tables summarize the gross unrealized losses and fair value of available for sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Residential MBS and CMOs	$31,728	$(304)	$102,503	$(2,219)	$134,231	$(2,523)
Commercial MBS and CMOs	58,725	(432)	114,159	(1,872)	172,884	(2,304)
Agency bonds	4,906	(18)	114,575	(2,830)	119,481	(2,848)
U.S. Treasury	—	—	976	(32)	976	(32)
CRA Qualified Investment Fund	—	—	11,438	(562)	11,438	(562)
Total available for sale investment securities	$95,359	$(754)	$343,651	$(7,515)	$439,010	$(8,269)
At December 31, 2018, the Company held 82 residential MBS and CMOs of which 45 were in a loss position and 40 had been in a loss position for twelve months or more. The Company held 34 commercial MBS and CMOs of which 23 were in a loss position and 16 had been in a loss position for twelve months or more. The Company held 14 agency bonds of which 13 were in a loss position and 12 had been in a loss position for twelve months or more. Of the 3 total investments in the CRA Qualified Investment Fund, all 3 were in a loss position and had been for greater than 12 months. The Company held 1 U.S. Treasury note at December 31, 2018. This note was in a loss position for greater than 12 months.

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Residential MBS and CMOs	$60,760	$(463)	$100,230	$(1,588)	$160,990	$(2,051)
Commercial MBS and CMOs	34,602	(343)	95,415	(1,059)	130,017	(1,402)
Agency bonds	9,851	(148)	104,340	(3,065)	114,191	(3,213)
U.S. Treasury	—	—	984	(26)	984	(26)
CRA Qualified Investment Fund	4,948	(52)	6,745	(255)	11,693	(307)
Total available for sale investment securities	$110,161	$(1,006)	$307,714	$(5,993)	$417,875	$(6,999)
At December 31, 2017, the Company held 89 residential MBS and CMOs of which 56 were in a loss position and 23 had been in a loss position for twelve months or more. The Company held 17 commercial MBS and CMOs of which 17 were in a loss position and 11 had been in a loss position for twelve months or more. The Company held 13 agency bonds of which 12 were in a loss position and 11 had been in a loss position for twelve months or more. Of the 3 total investments in the CRA Qualified Investment Fund, all 3 were in a loss position and 2 had been for greater than 12 months. The Company held 1 U.S. Treasury note at year end. This note was in a loss position for greater than 12 months.
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018 and 2017.
As of December 31, 2018 and 2017, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.

Held to Maturity
The following tables summarize the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of December 31, 2018:
Government Sponsored Entities:
Residential MBS	$11,593	$27	$(262)	$11,358
Other investments	267	—	—	267
Total held to maturity investment securities	$11,860	$27	$(262)	$11,625
As of December 31, 2017:
Government Sponsored Entities:
Residential MBS	$6,636	$73	$(69)	$6,640
Other investments	285	—	—	285
Total held to maturity investment securities	$6,921	$73	$(69)	$6,925
The following tables summarize the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
As of December 31, 2018:
Government Sponsored Entities:
Residential MBS	$6,481	$(111)	$3,739	$(151)	$10,220	$(262)
As of December 31, 2017:
Government Sponsored Entities:
Residential MBS	$1,047	$(4)	$3,029	$(65)	$4,076	$(69)
At December 31, 2018, the Company had 7 held to maturity residential MBS of which 6 were in a loss position and 3 had been in a loss position for twelve months or more. At December 31, 2017, the Company had 6 held to maturity residential MBS of which 3 were in a loss position and 2 had been in a loss position for twelve months or more.
The unrecognized losses on the Company’s held to maturity investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018 and 2017.

The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of December 31, 2018:

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale investments securities
One to five years	$118,413	$115,551
Five to ten years	4,924	4,906
Beyond ten years	3,000	3,007
Equity securities	12,000	11,438
MBS and CMOs	488,573	485,064
Total available for sale investment securities	$626,910	$619,966
Held to maturity investments securities
Beyond ten years	$267	$267
MBS	11,593	11,358
Total held to maturity investment securities	$11,860	$11,625
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities and collateralized mortgage obligations are not included in the maturity categories above and instead are shown separately. No securities were pledged as of December 31, 2018 and 2017.

3.	LOANS
Loans consist of the following:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Permanent mortgages on:
Multifamily residential	$3,650,967	$2,887,438
Single family residential	2,231,802	1,957,546
Commercial real estate	183,559	112,492
Construction and land loans	12,656	41,165
Non-Mortgage (‘‘NM’’) loans	100	50
Total	6,079,084	4,998,691
Deferred loan costs, net	51,546	42,856
Allowance for loan losses	(34,314)	(30,312)
Loans held for investment, net	$6,096,316	$5,011,235

Certain loans have been pledged to secure borrowing arrangements (see Note 8).

The following tables summarize activity in and the allocation of the allowance for loan losses by portfolio segment and by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
For the Year Ended December 31, 2018:
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$18,588	$9,044	$1,734	$946	$30,312
Provision for (reversal of) loan losses	2,738	1,069	617	(824)	3,600
Charge-offs	—	—	—	—	—
Recoveries	—	12	90	300	402
Ending balance allocated to portfolio segments	$21,326	$10,125	$2,441	$422	$34,314

Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	21,326	10,100	2,441	422	34,289
Ending balance	$21,326	$10,125	$2,441	$422	$34,314

Loans:
Ending balance: individually evaluated for impairment	$566	$6,008	$—	$—	$6,574
Ending balance: collectively evaluated for impairment	3,650,401	2,225,794	183,559	12,756	6,072,510
Ending balance	$3,650,967	$2,231,802	$183,559	$12,756	$6,079,084

For the Year Ended December 31, 2017:
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$18,478	$11,559	$1,823	$1,438	$33,298
Provision for (reversal of) loan losses	110	(2,522)	(89)	(871)	(3,372)
Charge-offs	—	(5)	—	—	(5)
Recoveries	—	12	—	379	391
Ending balance allocated to portfolio segments	$18,588	$9,044	$1,734	$946	$30,312

Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	18,588	9,019	1,734	946	30,287
Ending balance	$18,588	$9,044	$1,734	$946	$30,312

Loans:
Ending balance: individually evaluated for impairment	$2,246	$8,991	$656	$—	$11,893
Ending balance: collectively evaluated for impairment	2,885,192	1,948,555	111,836	41,215	4,986,798
Ending balance	$2,887,438	$1,957,546	$112,492	$41,215	$4,998,691

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

Substandard assets are inadequately protected by the current net worth and/or paying capacity of the obligor or by the collateral pledged. These assets have well-defined weaknesses: the primary source of repayment is gone or severely impaired (i.e., bankruptcy or loss of employment) and/or there has been a deterioration in collateral value. In addition, there is the distinct possibility that the Company will sustain some loss, either directly or indirectly (i.e., the cost of monitoring), if the deficiencies are not corrected. A deterioration in collateral value alone does not mandate that an asset be adversely classified if such factor does not indicate that the primary source of repayment is in jeopardy.

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

The following tables summarize the loan portfolio allocated by management’s internal risk ratings at December 31, 2018 and 2017:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of December 31, 2018:
Grade:
Pass	$3,581,468	$2,205,528	$180,190	$10,232	$5,977,418
Watch	64,958	20,288	1,887	—	87,133
Special mention	2,607	369	1,482	2,524	6,982
Substandard	1,934	5,617	—	—	7,551
Total	$3,650,967	$2,231,802	$183,559	$12,756	$6,079,084
As of December 31, 2017:
Grade:
Pass	$2,847,720	$1,923,960	$106,539	$41,215	$4,919,434
Watch	25,354	20,178	4,315	—	49,847
Special mention	6,569	9,025	—	—	15,594
Substandard	7,795	4,383	1,638	—	13,816
Total	$2,887,438	$1,957,546	$112,492	$41,215	$4,998,691
The following tables summarize an aging analysis of the loan portfolio by the time past due at December 31, 2018 and 2017:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of December 31, 2018:
Loans:
Multifamily residential	$—	$—	$—	$566	$3,650,401	$3,650,967
Single family residential	357	2,205	—	1,598	2,227,642	2,231,802
Commercial real estate	—	—	—	—	183,559	183,559
Land, construction and NM	—	—	—	—	12,756	12,756
Total	$357	$2,205	$—	$2,164	$6,074,358	$6,079,084
As of December 31, 2017:
Loans:
Multifamily residential	$2,751	$—	$—	$2,246	$2,882,441	$2,887,438
Single family residential	4,870	3,364	—	4,135	1,945,177	1,957,546
Commercial real estate	—	—	—	656	111,836	112,492
Land, construction and NM	—	—	—	—	41,215	41,215
Total	$7,621	$3,364	$—	$7,037	$4,980,669	$4,998,691

The following tables summarize information related to impaired loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income	Cash Basis Interest
As of December 31, 2018
With no related allowance recorded:
Multifamily residential	$566	$635	$—	$1,300	$—	$—
Single family residential	5,075	5,333	—	6,932	151	—
Commercial real estate	—	—	—	284	—	—
Land, construction and NM	—	—	—	—	—	—
	5,641	5,968	—	8,516	151	—
With an allowance recorded:
Multifamily residential	—	—	—	—	—	—
Single family residential	933	933	25	1,181	45	—
Commercial real estate	—	—	—	—	—	—
Land, construction and NM	—	—	—	—	—	—
	933	933	25	1,181	45	—
Total:
Multifamily residential	566	635	—	1,300	—	—
Single family residential	6,008	6,266	25	8,113	196	—
Commercial real estate	—	—	—	284	—	—
Land, construction and NM	—	—	—	—	—	—
	$6,574	$6,901	$25	$9,697	$196	$—
As of December 31, 2017
With no related allowance recorded:
Multifamily residential	$2,246	$2,545	$—	$2,075	$—	$—
Single family residential	8,029	8,237	—	7,114	168	—
Commercial real estate	656	798	—	728	—	—
Land, construction and NM	—	—	—	—	—	—
	10,931	11,580	—	9,917	168	—
With an allowance recorded:
Multifamily residential	—	—	—	—	—	—
Single family residential	962	962	25	979	34	—
Commercial real estate	—	—	—	—	—	—
Land, construction and NM	—	—	—	—	—	—
	962	962	25	979	34	—
Total:
Multifamily residential	2,246	2,545	—	2,075	—	—
Single family residential	8,991	9,199	25	8,093	202	—
Commercial real estate	656	798	—	728	—	—
Land, construction and NM	—	—	—	—	—	—
	$11,893	$12,542	$25	$10,896	$202	$—

The following table summarizes the recorded investment related to troubled debt restructurings at December 31, 2018 and 2017:

	December 31,
(Dollars in thousands)	2018	2017
Troubled debt restructurings:
Multifamily residential	$—	$667
Single family residential	4,410	5,653
Total recorded investment in troubled debt restructurings	$4,410	$6,320

The Company has allocated $25 thousand of allowances for loans modified in troubled debt restructurings at both December 31, 2018 and 2017. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings. There were no new troubled debt restructurings during the years ended December 31, 2018 or 2017.

The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the years ended December 31, 2018 and 2017. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

4.	NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus REO. The Company’s nonperforming assets at December 31, 2018 and 2017 are indicated below:

	December 31,
(Dollars in thousands)	2018	2017
Non-accrual loans:
Multifamily residential	$566	$2,246
Single family residential	1,598	4,135
Commercial real estate	—	656
Total non-accrual loans	2,164	7,037
Real estate owned	—	—
Total nonperforming assets	$2,164	$7,037
Contractual interest not accrued during the year	$230	$273
No interest income was recognized on non-accrual loans during the years ended December 31, 2018 and 2017. Generally, nonperforming loans are considered impaired, because the repayment of the loan will not be made in accordance with the original contractual agreement.

5.	MORTGAGE SERVICING RIGHTS
Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and conducting foreclosure proceedings. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans are as follows:

	December 31,
(Dollars in thousands)	2018	2017
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$497,950	$625,545
Other financial institutions	139,558	158,136
Total mortgage loans serviced for others	$637,508	$783,681

Custodial account balances maintained in connection with serviced loans totaled $10.1 million and $5.2 million at December 31, 2018 and 2017, respectively.
Activity for mortgage servicing rights are as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Beginning balance	$4,255	$1,099
Additions	139	3,126
Disposals	—	—
Change in fair value due to changes in assumptions	—	—
Other changes in fair value	(931)	30
Ending balance	$3,463	$4,255
Fair value as of December 31, 2018 was determined using a discount rate of 10%, prepayment speeds ranging from 6.0% to 70.4%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighed average prepayment speed at December 31, 2018 was 23.3%. Fair value as of December 31, 2017 was determined using a discount rate of 10%, prepayment speeds ranging from 5.8% to 70.4%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighed average prepayment speed at December 31, 2017 was 21.6%.

6.	PREMISES AND EQUIPMENT
Premises and equipment consist of the following:

	December 31,
(Dollars in thousands)	2018	2017
Leasehold improvements	$16,404	$15,997
Furniture and equipment	11,318	10,866
Building	6,174	6,160
Land	2,429	2,429
Total	36,325	35,452
Less: accumulated depreciation	(15,344)	(13,000)
Premises and equipment, net	$20,981	$22,452

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 totaled $2.8 million and $2.9 million, respectively.

7.	DEPOSITS
A summary of deposits at December 31, 2018 and 2017 is as follows:

	December 31,
(Dollars in thousands)	2018	2017
Certificates of deposit	$3,297,433	$2,242,682
Money market savings	1,335,246	1,389,425
Interest bearing demand	179,272	203,159
Money market checking	123,119	85,073
Non-interest bearing demand	65,970	30,899
Total	$5,001,040	$3,951,238
The Company had certificates of deposit with a denomination of $100 thousand or more totaling $2.4 billion and $1.7 billion at December 31, 2018 and 2017, respectively.
The Company had certificates of deposit that meet or exceed the FDIC Insurance limit of $250 thousand of

$1.2 billion and $829.1 million at December 31, 2018 and 2017, respectively.
The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $467.5 million and $278.4 million at December 31, 2018 and 2017, respectively.
Maturities of the Company’s certificates of deposits at December 31, 2018 are summarized as follows (dollars in thousands):

Year Ending December 31,
2019	$2,050,901
2020	967,920
2021	252,255
2022	21,106
2023	5,251
$3,297,433

8.	FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of December 31, 2018 and 2017, the Bank had pledged various mortgage loans totaling approximately $2.1 billion and $2.4 billion, respectively, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $406.6 million and $379.0 million as of December 31, 2018 and 2017, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of December 31, 2018 and 2017.
The following table discloses the Bank’s outstanding advances from the FHLB:

			As of December 31, 2018
	Outstanding Balances		Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate
(Dollars in thousands)	December 31, 2018	December 31, 2017				Maturity Dates
Fixed rate short-term	$166,000	$411,600	2.56%	2.58%	2.57%	January to February 2019
Fixed rate long-term	877,132	427,660	1.13%	7.69%	2.33%	June 2019 to August 2032
Variable rate long-term	100,000	150,000	2.32%	2.58%	2.45%	April 2019 to January 2020
	$1,143,132	$989,260
The Bank's available borrowing capacity based on pledged loans to the FRB and the FHLB totaled $681.5 million and $1.1 billion at December 31, 2018 and 2017, respectively.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the year ended December 31, 2018 there was a maximum amount of short term borrowings outstanding of $495.7 million and an average amount outstanding of $221.1 million with a weighted average interest rate of 1.76%.

The following table summarizes principal payments required over the next five years as of December 31, 2018 (dollars in thousands):

Year Ending December 31,
2019	$441,000
2020	150,000
2021	150,600
2022	—
2023	400,750
Thereafter	782
Total	$1,143,132

9.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
The Company formed two wholly owned trust companies (the ‘‘Trusts’’) which issued guaranteed preferred beneficial interests (the "Trust Securities") in the Company’s junior subordinated deferrable interest debentures (the "Notes"). The Company is not considered the primary beneficiary of the Trusts and therefore, the Trusts are not consolidated in the Company’s financial statements, but rather the junior subordinated debentures are shown as a liability. The Company’s investment in the common securities of the Trusts, totaling $1.9 million, is included in other assets on the consolidated statements of financial condition. The sole asset of the Trusts are the Notes that they hold.
At December 31, 2018 and 2017, the Company had two Trusts which have issued Trust Securities in a private placement transaction. The Trusts have invested the proceeds of such Trust Securities in the Notes. Each of the Notes has an interest rate equal to the corresponding Trust Securities distribution rate. The Company has the right to defer payment of interest on the Notes at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the relevant Notes. During any such extension period, distributions on the Trust Securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted.
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
The following table is a summary of the outstanding Trust Securities and Notes at December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018		December 31, 2017		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	4.17%	$41,238	2.97%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	4.41%	$20,619	3.21%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%

10.	SENIOR DEBT
In September 2014, the Company issued $95.0 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$707	$95,000	$839	9/30/2024	6.50%

11.	INCOME TAXES
The provision/(benefit) for income taxes for the years ended December 31, 2018 and 2017 consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Federal:
Current	$13,345	$142
Deferred	(1,666)	(4,451)
Total federal tax provision (benefit)	11,679	(4,309)
State:
Current	6,394	2,289
Deferred	(202)	(2,133)
Total state tax provision	6,192	156

Total income tax provision (benefit)	$17,871	$(4,153)
The provision/(benefit) for income taxes for the years ended December 31, 2018 and 2017 differs from the statutory federal rate of 21% and 35%, respectively, due to the following:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Statutory U.S. federal income tax	$13,216	$22,831
Increase (decrease) resulting from:
State taxes, net of federal benefit	4,749	156
Benefit of S-Corporation status	—	(21,146)
Conversion as of December 1, 2017 to C-Corporation	—	(7,142)
Tax reform rate change	—	2,968
Deductible costs related to the issuance of common stock	—	(2,133)
Other	(94)	313
Provision (benefit) for income taxes	$17,871	$(4,153)

In connection with the initial public offering, as discussed in Note 1, the Company terminated its S-Corporation status and became a taxable entity (“C-Corporation”) on December 1, 2017. As such, any periods prior to December 1, 2017 will only reflect an effective state income tax rate. As a result of the termination of S-Corporation status and H.R.1, the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, the Company increased its deferred tax asset and recorded a tax benefit of $5.3 million in December 2017. The deferred tax asset is the result of timing differences in the recognition of income/deductions for GAAP and tax purposes.

Deferred tax assets (liabilities) included in other assets in the accompanying consolidated statements of financial condition consist of the following:

	December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$10,387	$9,360
Deferred compensation	9,219	8,490
Unrealized loss on securities	2,052	2,139
Net operating loss	—	713
State tax deduction	1,371	—
Other	817	899
Total deferred tax assets	23,846	21,601
Deferred tax liabilities:
Loan fee income	(10,643)	(8,960)
Federal Home Loan Bank stock dividend income deferred for tax purposes	(1,463)	(1,998)
Section 481(a) adjustment related to conversion from cash basis to accrual basis taxpayer in December 2017	(1,201)	(1,757)
Federal depreciation	(789)	(920)
Other	(491)	(474)
Total deferred tax liabilities	(14,587)	(14,109)

Net deferred tax assets	$9,259	$7,492
In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all benefits related to these deductible differences as of December 31, 2018 and 2017.
There were no unrecognized tax benefits for the years ended December 31, 2018 and 2017.
Until July 1, 1996, the Bank was allowed a special bad debt deduction based on a percentage of federal taxable income or on specified experience formulas in arriving at federal taxable income. For reserves established in taxable years beginning prior to December 31, 1987, a deferred tax liability was not required to be accrued but has been included as a restriction on retained earnings because such amounts may require the recognition of a tax liability if, in the future, (1) the Bank’s retained earnings represented by these reserves is used for purposes other than to absorb losses from bad debts, including dividends or distributions in liquidation or (2) there is a change in the federal tax law. The cumulative amount of these untaxed reserves was approximately $3.1 million at December 31, 2018 and 2017. Retained earnings at December 31, 2018 included approximately $1.1 million representing such cumulative bad debt reductions for which no deferred income taxes have been provided. In the event that these reserves are subject to realization, the tax on these reserves will be assessed and paid at the entity level. Management has determined that this portion of retained earnings will not be used in a manner that will create an income tax liability.
The Company is subject to U.S. federal income tax as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2014 for California tax filings and 2015 for federal and most other state tax filings.

12.	REGULATORY MATTERS
The Company is a registered bank holding company and is subject to regulation, examination, and supervision by the FRB. The Bank is subject to regulation, examination, and supervision by the FDIC and the DBO.

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

The Basel III Capital Rules require institutions to retain a capital conservation buffer, composed entirely of CET1, of 2.5% above these required minimum capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and increased by 0.625% each subsequent January 1, until it reached 2.5% on January 1, 2019. The capital conservation buffer was 1.875% and 1.25% at December 31, 2018 and 2017, respectively. As of January 1, 2019, the Holding Company and the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital. The net unrealized gain or loss on available for sale securities and certain derivative instruments is not included in computing regulatory capital.

The Bank is also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from “well-capitalized” to critically undercapitalized (although these items are not utilized to represent overall financial condition). The FDIC utilizes these categories of capital adequacy to determine various matters, including, but not limited to, prompt corrective action and deposit insurance premium assessment levels. Capital levels and adequacy classifications may also be subject to qualitative judgments by the Bank’s regulators regarding, among other factors, the components of capital and risk weighting. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions and asset growth are limited, and capital restoration plans are required.

As of December 31, 2018 and 2017, the Company and the Bank met all capital adequacy requirements to which they are subject. Also, as of December 31, 2018 and 2017, the Bank satisfied all criteria necessary to be categorized as “well-capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since December 31, 2018 that management believes have changed its “well-capitalized” categorization.

The Company’s and Bank’s actual capital amounts and ratios are presented as follows:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of December 31, 2018
Tier 1 Leverage Ratio	$644,344	9.42%	$273,544	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	582,487	14.74%	177,873	4.50%	$251,986	6.38%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	644,344	16.30%	237,164	6.00%	311,277	7.88%	N/A	N/A
Total Risk-Based Capital Ratio	679,841	17.20%	316,218	8.00%	390,332	9.88%	N/A	N/A
As of December 31, 2017
Tier 1 Leverage Ratio	$615,010	11.26%	$218,499	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	553,153	16.05%	155,107	4.50%	$198,192	5.75%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	615,010	17.84%	206,809	6.00%	249,894	7.25%	N/A	N/A
Total Risk-Based Capital Ratio	647,421	18.78%	275,746	8.00%	318,831	9.25%	N/A	N/A
Luther Burbank Savings
As of December 31, 2018
Tier 1 Leverage Ratio	$728,414	10.65%	$273,469	4.00%	N/A	N/A	$341,836	5.00%
Common Equity Tier 1 Risk-Based Ratio	728,414	18.43%	177,820	4.50%	$251,912	6.38%	256,851	6.50%
Tier 1 Risk-Based Capital Ratio	728,414	18.43%	237,094	6.00%	311,185	7.88%	316,125	8.00%
Total Risk-Based Capital Ratio	763,911	19.33%	316,125	8.00%	390,217	9.88%	395,156	10.00%
As of December 31, 2017
Tier 1 Leverage Ratio	$685,434	12.54%	$218,585	4.00%	N/A	N/A	$273,232	5.00%
Common Equity Tier 1 Risk-Based Ratio	685,434	19.90%	154,980	4.50%	$198,030	5.75%	223,859	6.50%
Tier 1 Risk-Based Capital Ratio	685,434	19.90%	206,640	6.00%	249,689	7.25%	275,519	8.00%
Total Risk-Based Capital Ratio	717,845	20.84%	275,519	8.00%	318,569	9.25%	344,399	10.00%

Dividends

In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years.

The Company has paid cash dividends of $16.0 million and $67.8 million during the years ended December 31, 2018 and 2017. Payment of stock or cash dividends in the future will depend upon the Company's earnings and financial condition, and other factors deemed relevant by the Company’s Board of Directors, as well as the Company’s legal ability to pay dividends. Accordingly, no assurance can be given that any dividends will be declared in the future.

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
Interest Rate Caps Designated as Cash Flow Hedges: Interest rate cap(s) with a notional amount totaling

$50.0 million and $100.0 million as of December 31, 2018 and 2017, respectively, were designated as cash flow hedges of certain FHLB advances and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the cap(s) is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining term of the cap.
Interest Rate Swap Agreement Designated as a Fair Market Value Hedge: An interest rate swap was designated as fair market value hedge of loans held for sale related to a securitization in 2017. The fair value of the swap was recorded in other assets with changes in fair value of the swap agreement recorded in noninterest income. This hedge was unwound upon pricing of the securitization transaction during September 2017. The Company had no interest rate swap agreements outstanding at December 31, 2018 or 2017.

Summary information about the interest rate cap(s) designated as cash flow hedges at December 31, 2018 or 2017 is as follows:

	December 31,
(Dollars in thousands)	2018	2017
Notional amounts	$50,000	$100,000
Weighted average rate on FHLB advances	2.58%	1.42%
Weighted average cap rate	2.80%	2.55%
Weighted average original maturity	5.0 years	4.0 years
Weighted average remaining maturity	0.3 years	0.9 years
Unrealized losses	$(147)	$(796)
The Company recognized $650 thousand and $450 thousand of cap premium amortization on cash flow hedges in the consolidated statements of income for the years ended December 31, 2018 and 2017, respectively.
No interest rate swap agreements were held during the year ended December 31, 2018. Interest expense recorded on interest rate swap transactions totaled $857 thousand for the year ended December 31, 2017, and is reported as a component of interest income on loans. The Company recognized a realized loss of $335 thousand on swap transactions during the year ended December 31, 2017.

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
The accrued obligation of $14.8 million and $15.0 million as of December 31, 2018 and 2017, respectively, is included in other liabilities and accrued expenses in the accompanying consolidated statements of financial condition. The Company recognized compensation expense of $571 thousand and $1.3 million related to these agreements for the years ended December 31, 2018 and 2017, respectively.
The Company has purchased insurance on the lives of the participants to help offset the cost of the benefits accrued under these agreements and provide death benefits to fund obligations in the event an employee dies prior to retirement. The cash surrender value of such policies was $17.9 million and $17.7 million at December 31, 2018 and 2017, respectively, and is reflected in prepaid expenses and other assets in the accompanying consolidated statements of financial condition. Earnings on these life insurance policies were $181 thousand and $192 thousand for the years ended December 31, 2018 and 2017, respectively.

401(k) Plan
The Company maintains a 401(k) Savings Plan for substantially all employees age 18 or older who have completed at least six months of service. Employees may contribute up to the maximum statutory allowable contribution which was $18,500 and $18,000 for 2018 and 2017, respectively. The Company matches 100% of employee salary contribution deferrals up to 3% of pay, plus 50% of employee salary contribution deferrals from 3% to 5% of pay for each payroll period. Company contributions for the years ended December 31, 2018 and 2017 were $925 thousand and $851 thousand, respectively.
Other Awards
In connection with a stock appreciation rights plan that was terminated on December 31, 2010, the Company has a liability for undistributed participant awards. The awards earn interest at the Company’s 12-month jumbo certificate of deposit account rate until distributed. The interest rate may adjust monthly and equaled 1.10% at both December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the liability for undistributed amounts totaled approximately $937 thousand and $1.2 million, respectively, and is included in other liabilities and accrued expenses on the consolidated statements of financial condition. Interest expense recorded on deferred cash payments for the years ended December 31, 2018 and 2017 totaled $11 thousand and $10 thousand, respectively. All undistributed awards will be fully paid by March 2021.
Phantom Stock Plan
On January 1, 2011, the Company established the Luther Burbank Corporation Phantom Stock Plan ("Plan") under which the Company awards phantom stock ("PS") to certain key executives and nonemployee directors. Each PS award entitles the holder to receive an amount in cash equal to the future value of each award. As defined in the Plan, the award value for unvested employee and nonemployee director awards is equal to the book value of the Company plus discretionary dividends of the Company paid since December 31, 2010, divided by the total number of common shares outstanding. Once fully vested, awards that were deferred earn interest at the Company’s 12-month jumbo certificate of deposit account rate until distributed. The interest rate may adjust monthly and equaled 1.10% at both December 31, 2018 and 2017.
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
At December 31, 2018 and 2017, the PS share-based liability totaled approximately $2.2 million and $2.4 million, respectively, and is included in other liabilities and accrued expenses on the consolidated statements of financial condition. Share-based compensation expense recognized for the years ended December 31, 2018 and 2017 totaled approximately $41 thousand and $1.3 million, respectively.

The following table shows phantom stock award activity and the balance of share equivalents outstanding as of the periods indicated:

	Years Ended December 31,
	2018	2017
Beginning balance – awards outstanding	237,400	1,274,600
Share equivalents granted	—	50,000
Share equivalents exercised	(22,038)	(226,900)
Share equivalents forfeited	—	(210,900)
Share equivalents converted to restricted stock units	—	(649,400)
Ending balance – awards outstanding	215,362	237,400

At December 31, 2018 and 2017, 215,362 and 237,400 share equivalents issued and outstanding under the PS plan were vested, respectively. The Company does not intend to issue any additional awards under the phantom stock plan.

15.	STOCK BASED COMPENSATION
The Company’s stock based compensation consists of restricted stock awards (RSAs) and restricted stock units (RSUs) granted under the Luther Burbank Corporation Omnibus Equity and Incentive Compensation Plan ("Omnibus Plan"). In connection with its IPO in December 2017, the Company granted RSAs and RSUs to employees and nonemployee directors which all vest ratably over three years. At the same time, the Company granted RSUs in exchange for unvested phantom stock awards held by employees and all vested and unvested phantom stock awards held by nonemployee directors on a per share basis. The RSUs were subjected to the same vesting schedule and deferral elections that existed for the original phantom stock awards.

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

Non-cash stock compensation expense recognized for RSAs and RSUs for the years ended December 31, 2018 and 2017 totaled $4.4 million and $586 thousand, respectively. No RSAs or RSUs had been granted prior to December 2017. The fair value of RSAs and RSUs that vested during the year ended December 31, 2018 was $3.8 million. No RSAs or RSUs vested during the year ended December 31, 2017.

As of December 31, 2018 and 2017, there was $4.3 million and $7.2 million, respectively, of unrecognized compensation expense related to 985,869 and 1,184,621 unvested shares of RSAs and RSUs, respectively. As of December 31, 2018 and 2017, this expense was expected to be recognized over a weighted average period of 1.91 years and 2.40 years, respectively. As of December 31, 2018 and 2017, 169,490 and 135,079 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about restricted stock awards and restricted stock units:

	Years Ended December 31,
	2018		2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	1,319,700	$10.75	—	$—
Phantom stock converted to restricted stock units	—	—	649,400	10.75
Shares granted	131,140	12.77	670,300	10.75
Shares settled	(272,080)	10.75	—	—
Shares forfeited	(23,401)	10.75	—	—
End of the period balance	1,155,359	$10.97	1,319,700	$10.75

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At December 31, 2018 and 2017, there were 2,581,960 and 2,689,699 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan.

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
Impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loans' effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral (net of estimated costs to sell) if the loan is collateral dependent. The fair value of impaired loans is determined utilizing estimates resulting in a Level 3 classification.
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
The fair value of FHLB advances is estimated based on discounting the future cash flows using the market rate currently offered for similar terms.
The fair value of subordinated debentures is based on an indication of value provided by a third-party broker.
For senior debt, the fair value is based on an indication of value provided by a third-party broker.
The fair values of commitments are estimated using the fees currently charged to enter into similar agreements and are not significant.

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments are as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2018:
Financial assets:
Cash and cash equivalents	$91,697	$91,697	$91,697	$—	$—
Investment securities:
Available for sale	619,966	619,966	976	618,990	—
Held to maturity	11,860	11,625	—	11,625	—
Loans receivable, net	6,096,316	6,092,885	—	—	6,092,885
Accrued interest receivable	20,220	20,220	62	1,739	18,419
Federal Home Loan Bank stock	31,823	N/A	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,001,040	$4,957,054	$1,703,607	$3,253,447	$—
FHLB advances	1,143,132	1,144,326	—	1,144,326	—
Junior subordinated deferrable interest debentures	61,857	56,596	—	56,596	—
Senior debt	94,293	99,673	—	99,673	—
Accrued interest payable	4,307	4,307	—	4,307	—
As of December 31, 2017:
Financial assets:
Cash and cash equivalents	$75,578	$75,578	$75,578	$—	$—
Investment securities:
Available for sale	503,288	503,288	984	502,304	—
Held to maturity	6,921	6,925	—	6,925	—
Loans receivable, net	5,011,235	5,022,250	—	—	5,022,250
Accrued interest receivable	14,901	14,901	27	1,320	13,554
Federal Home Loan Bank stock	27,733	N/A	N/A	N/A	N/A
Interest rate cap premium	1	1	—	1	—
Financial liabilities:
Deposits	$3,951,238	$3,917,999	$1,708,556	$2,209,443	$—
FHLB advances	989,260	989,833	—	989,833	—
Junior subordinated deferrable interest debentures	61,857	58,624	—	58,624	—
Senior debt	94,161	104,500	—	104,500	—
Accrued interest payable	1,781	1,781	—	1,781	—

These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

Assets and Liabilities Recorded at Fair Value
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2018 and 2017.

Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis (dollars in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2018:
Financial Assets:
Available for sale investment securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$192,113	$—	$192,113	$—
Commercial MBS and CMOs	292,951	—	292,951	—
Agency bonds	122,488	—	122,488	—
U.S. Treasury	976	976	—	—
CRA Qualified Investment Fund	11,438	—	11,438	—
Total investment securities available for sale	$619,966	976	$618,990	—
Mortgage servicing rights	$3,463	$—	$—	$3,463
As of December 31, 2017:
Financial Assets:
Available for sale investment securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$243,372	$—	$243,372	$—
Commercial MBS and CMOs	130,017	—	130,017	—
Agency bonds	117,222	—	117,222	—
U.S. Treasury	984	984	—	—
CRA Qualified Investment Fund	11,693	—	11,693	—
Total investment securities available for sale	$503,288	$984	$502,304	$—
Mortgage servicing rights	$4,078	$—	$—	$4,078
Interest rate cap premium	$1	$—	$1	$—
There were no transfers between Level 1 and Level 2 during 2018 or 2017.
Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date (dollars in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2017:
Impaired loans:
Single family residential	$191	$—	$—	$191
As of December 31, 2018, there were no assets or liabilities measured at fair value on a non-recurring basis. At December 31, 2017, an impaired loan of $196 thousand was adjusted to a fair value of $191 thousand by recording a charge-off of $5 thousand. The fair value of impaired, collateral dependent loans is estimated at the fair value of the underlying collateral, less estimated selling costs. These loans are categorized as Level 3 due to ongoing real estate market conditions which may require the use of unobservable inputs and assumptions in fair value measurements.
The company held no real estate owned at December 31, 2018 and 2017.

17.	VARIABLE INTEREST ENTITIES ("VIE")
The Company is involved with VIEs through its loan securitization activities. The Company evaluated its association with VIEs for consolidation purposes. Specifically, a VIE is to be consolidated by its primary beneficiary, the entity that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest whose value fluctuates with the changes in the value of the VIE's assets and liabilities. The assessment includes an evaluation of the Company's continuing involvement with the VIE and the nature and significance of it's variable interests.

Multifamily loan securitization
With respect to the securitization transaction with Freddie Mac which settled September 27, 2017, the Company's variable interests reside with a reimbursement agreement entered into with Freddie Mac that obligates the Bank to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool. As part of the securitization transaction, the Bank released all servicing obligations and rights to Freddie Mac who was designated as the Master Servicer. As Master Servicer, Freddie Mac appointed the Bank with sub-servicing obligations, which include obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans. The servicing of defaulted loans and foreclosed loans was assigned to a separate third party entity, independent of the Bank and Freddie Mac. Freddie Mac, in its capacity as Master Servicer, can terminate the Bank in its role as sub-servicer and direct such responsibilities accordingly. In evaluating the variable interests and continuing involvement in the VIE, the Company determined that it does not have the power to make significant decisions or direct the activities that most significantly impact the economic performance of the VIE's assets and liabilities. As sub-servicer of the loans, the Bank does not have the authority to make significant decisions that influence the value of the VIE's net assets and therefore, is not the primary beneficiary of the VIE. Therefore, the Company determined that the VIE associated with the multifamily securitization should not be included in the consolidated financial statements of the Bank.
The Company believes it's maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $1.4 million and $1.7 million as of December 31, 2018 and 2017, respectively, based upon an analysis of quantitative and qualitative data over the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation.

18.	LOAN SALE AND SECURITIZATION ACTIVITIES
The Company sells originated and acquired loans as part of its business operations and overall management of liquidity, assets and liabilities, and financial performance. The transfer of loans is executed in securitization or sale transactions. With respect to sale transactions, the Company's continuing involvement may or may not include ongoing servicing responsibilities and general representations and warranties. With respect to securitization sales, the Company executed its first and only transaction on September 27, 2017 with Freddie Mac. The transaction involved the sale of $626 million in originated multifamily loans through a Freddie Mac sponsored transaction. The Company's continuing involvement includes sub-servicing responsibilities, general representations and warranties, and reimbursement obligations.
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If Luther Burbank Savings’ capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At December 31, 2018, the Bank’s net worth was $727.1 million.
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
The following table provides cash flows associated with the Company's loan sale activities:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Proceeds from loan sales	$19,604	$689,372
Servicing fees	1,536	675
The following table provides information about the loans transferred through sales or securitization and not recorded on the consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of December 31, 2018:
Principal balance of loans	$26,200	$611,308
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2017:
Principal balance of loans	29,772	753,909
Loans 90+ days past due	—	—
Charge-offs, net	—	—

19.	COMMITMENTS AND CONTINGENCIES
Financial Instruments With Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments represent commitments to originate fixed and variable rate loans and loans in process, and involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the Company’s consolidated statements of financial condition. The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments to originate loans as it does for on-balance sheet instruments.
Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have expiration dates or other termination clauses. In addition, external market forces may impact the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements.
At December 31, 2018 and 2017, the Company had outstanding commitments of approximately $70.9 million and $65.8 million, respectively, for loans. Unfunded loan commitment reserves totaled $52 thousand and $197 thousand at December 31, 2018 and 2017, respectively.

Operating Leases

The Company leases various office premises under long-term operating lease agreements. These leases expire between 2019 and 2028, with certain leases containing either three, five or ten year renewal options. At December 31, 2018, minimum commitments under these non-cancellable leases before considering renewal options are as follows (dollars in thousands):

Years ending December 31,
2019	$5,246
2020	3,851
2021	3,380
2022	2,419
2023	1,255
Thereafter	1,764
Total	$17,915

Rent expense under operating leases was $5.3 million and $4.4 million for the years ended December 31, 2018 and 2017, respectively. Sublease income earned was $788 thousand and $624 thousand for the years ended December 31, 2018 and 2017, respectively.

Contingencies
The Company is involved in legal proceedings arising in the normal course of business. In the opinion of management, the outcomes of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.
Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. These balances are insured by the FDIC up to $250 thousand. At December 31, 2018 and 2017, the Company had $736 thousand and $845 thousand, respectively, in cash balances exceeding the insured amounts.

20.	UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following tables summarize the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2018 and 2017:

(Dollars in thousands, except per share data)	For the Three Months Ended
	March 31	June 30	September 30	December 31
2018
Net interest income	$30,465	$31,159	$31,712	$31,751
Provision for loan losses	1,500	1,300	650	150
Net interest income after provision for loan losses	28,965	29,859	31,062	31,601
Noninterest income	1,025	817	1,043	1,246
Noninterest expense	14,713	14,922	15,090	17,962
Income before income taxes	15,277	15,754	17,015	14,885
Income tax expense	4,175	4,528	4,886	4,282
Net income	$11,102	$11,226	$12,129	$10,603
EPS (1):
Basic	$0.20	$0.20	$0.22	$0.19
Diluted	$0.20	$0.20	$0.21	$0.19

2017
Net interest income	$26,850	$27,733	$28,760	$27,554
Provision for (reversal of) loan losses	309	(6,481)	1,550	1,250
Net interest income after provision for (reversal of) loan losses	26,541	34,214	27,210	26,304
Noninterest income	882	201	4,931	1,494
Noninterest expense	14,703	14,840	13,782	13,221
Income before income taxes	12,720	19,575	18,359	14,577
Income tax expense (benefit)	425	654	612	(5,844)
Net income	$12,295	$18,921	$17,747	$20,421
EPS (1):
Basic	$0.29	$0.45	$0.42	$0.45
Diluted	$0.29	$0.45	$0.42	$0.45

(1) The quarterly EPS amounts, when added, may not coincide with the full fiscal year EPS reported on the Consolidated Statements of Income due to differences in the computed weighted average shares outstanding as well as rounding differences.

21.	PARENT COMPANY ONLY FINANCIAL INFORMATION
Summary parent company only financial information for the years ended December 31, 2018 and 2017 is as follows (dollars in thousands):

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$9,224	$11,612
Investment in Bank	727,073	682,026
Investment in Burbank Financial, Inc.	249	230
Investment in Luther Burbank Statutory Trusts 1 & 2	1,857	1,857
Receivable from Bank	21	6,990
Other assets	6	3,195
Total assets	$738,430	$705,910
LIABILITIES AND STOCKHOLDERS' EQUITY
Junior subordinated deferrable interest debentures	$61,857	$61,857
Other borrowings	94,293	94,161
Interest payable on junior subordinated deferrable interest debentures	109	89
Other liabilities and accrued expenses	1,026	58
Stockholders' equity	581,145	549,745
Total liabilities and stockholders' equity	$738,430	$705,910

CONDENSED STATEMENTS OF INCOME AND COMPREHESIVE INCOME

	Years Ended December 31,
	2018	2017
Net interest expense	$(8,505)	$(7,924)
Dividend income from Bank	6,800	35,600
Other operating expense	(451)	(110)
Income before income tax benefit and undistributed net income of subsidiaries	(2,156)	27,566
Income tax benefit	2,362	3,392
Income before undistributed net income of subsidiaries	206	30,958
Equity in undistributed net income of subsidiaries	44,854	38,426
Net income (1)	$45,060	$69,384
Comprehensive income	$45,060	$69,384

(1) The group files a single tax return and the subsidiaries are treated, for federal and California tax purposes, as divisions of a single corporation. The Company’s share of income tax expense is based on the amount which would be payable if separate returns were filed. Accordingly, the Company’s equity in the net income of its subsidiaries, including the Bank, are excluded from the computation of the provision for income taxes for financial statement purposes. Prior to December 1, 2017, the Company had made an S-Corporation election. As a result of the S-Corporation election, there was minimal federal tax at the Corporation level. The Company did provide tax at the rate of 3.5% to reflect the rate charged by California against the income of S-Corporations. On December 1, 2017 the Company terminated its S-Corporation election and was subsequently subject to tax as a C-Corporation. From December 1, 2017 through December 31, 2017, the Company did provide tax at the rate of 35.0% and 10.84% to reflect the rates charged for federal and California taxes, respectively, against the income of a C-Corporation. For the year ended December 31, 2018, the Company provided tax at the rates of 21% and 10.84% for federal and California taxes, respectively.

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$45,060	$69,384
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(44,854)	(38,426)
Change in receivable from Bank	6,969	(6,990)
Stock based compensation	4,355	6,965
Net change in other assets and liabilities	4,309	(2,922)
Net cash provided by operating activities	15,839	28,011
Cash flows from investing activities:
Capital contribution to Bank	—	(98,000)
Net cash used by investing activities	—	(98,000)
Cash flows from financing activities:
Cash paid for dividends	(15,963)	(67,800)
Shares withheld for taxes on vested restricted stock	(769)	—
Shares repurchased	(1,495)	—
Proceeds from issuance of common stock	—	138,287
Net cash (used in) provided by financing activities	(18,227)	70,487
(Decrease) increase in cash and cash equivalents	(2,388)	498
Cash and cash equivalents, beginning of year	11,612	11,114
Cash and cash equivalents, end of year	$9,224	$11,612

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

Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Controls over Financial Reporting - Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Crowe LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part II, Item 8, under the heading “Report of Independent Registered Public Accounting Firm.” Pursuant to SEC rules applicable to emerging growth companies, this Annual Report on Form 10-K does not include an attestation report on management’s assessment of internal control over financial reporting from the Company's independent registered public accounting firm.

Item 9B. Other Information

None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

Item 11. Executive Compensation
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company's compensation plans as of December 31, 2018:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	N/A	N/A	2,581,960
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,581,960

(1)	Consists of the Company's Omnibus Equity and Incentive Compensation Plan. For additional information, see Notes 14 and 15 to the Consolidated Financial Statements.

The remainder of the information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements

The following consolidated financial statements of Luther Burbank Corporation and our subsidiaries and related reports of our independent public accounting firm are incorporated by reference from Part II, Item 8. Financial Statements and Supplementary Data of the Report.

Report of Independent Registered Public Accounting Firm - Crowe LLP

Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

No financial statement schedules are provided because the information called for is not applicable or not required or the required information is shown either in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Luther Burbank Corporation		S-1	333-221455	3.1	11/9/2017
3.2	Amended and Restated Bylaws of Luther Burbank Corporation		S-1	333-221455	3.2	11/9/2017
4.1	Specimen Certificate for Common Stock		S-1	333-221455	4.1	11/9/2017
4.2	Indenture, dated as of March 30, 2006 between Luther Burbank Corporation and Wilmington Trust Company, as trustee (1)
4.3	Amended and Restated Declaration of Trust, dated as of March 30, 2006, between Luther Burbank Corporation and Wilmington Trust Company, as trustee, and the named Administrators (1)
4.4	Guarantee Agreement dated as of March 30, 2006, between Luther Burbank Corporation and Wilmington Trust Company, as trustee (1)
4.5	Indenture, dated as of March 30, 2007, between Luther Burbank Corporation and Wilmington Trust Company, as trustee (1)
4.6	Amended and Restated Declaration of Trust, dated as of March 30, 2007, between Luther Burbank Corporation and Wilmington Trust Company, as trustee, and the named Administrators (1)

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.7	Guarantee Agreement dated as of March 30, 2007, between Luther Burbank Corporation and Wilmington Trust Company, as trustee (1)
10.1	Employment Agreement, dated as of November 6, 2017 between Luther Burbank Corporation and John G. Biggs		S-1	333-221455	10.2	11/9/2017
10.2	Employment Agreement, dated as of August 1, 2016, between Luther Burbank Savings and Laura Tarantino		S-1	333-221455	10.3	11/9/2017
10.3	Employment Agreement, dated as of August 1, 2016, between Luther Burbank Savings and Liana Prieto		S-1	333-221455	10.4	11/9/2017
10.4	Amended and Restated Salary Continuation Agreement, dated as of April 25, 2006, between Luther Burbank Savings and Victor S. Trione		S-1	333-221455	10.5	11/9/2017
10.5	First Amendment to Amended and Restated Salary Continuation Agreement, dated as of December 5, 2008, between Luther Burbank Savings and Victor S. Trione		S-1	333-221455	10.6	11/9/2017
10.6	Second Amendment to Amended and Restated Salary Continuation Agreement, dated as of May 2, 2016, between Luther Burbank Savings and Victor S. Trione		S-1	333-221455	10.7	11/9/2017
10.7	Amended and Restated Salary Continuation Agreement, dated as of January 1, 2005, between Luther Burbank Savings and John G. Biggs		S-1	333-221455	10.8	11/9/2017
10.8	First Amendment to Amended and Restated Salary Continuation Agreement, dated as of December 5, 2008, between Luther Burbank Savings and John G. Biggs		S-1	333-221455	10.9	11/9/2017
10.9	Salary Continuation Agreement, dated as of April 25, 2006, between Luther Burbank Savings and Laura Tarantino		S-1	333-221455	10.10	11/9/2017
10.10	First Amendment to Salary Continuation Agreement, dated as of December 5, 2008, between Luther Burbank Savings and Laura Tarantino		S-1	333-221455	10.11	11/9/2017
10.11	Form of Indemnification Agreement, dated November 11, 2011, between Luther Burbank Corporation and each of John G. Biggs, Bradley M. Shuster and Victor S. Trione, and dated August 28, 2014 between Luther Burbank Corporation and Anita Gentle Newcomb		S-1	333-221455	10.12	11/9/2017
10.12	Form of Indemnification Agreement, dated as of November 17, 2011 between Luther Burbank Savings and John G. Biggs, Bradley M. Shuster and Victor S. Trione, and dated August 28, 2014 between Luther Burbank Savings and Anita Gentle Newcomb		S-1	333-221455	10.13	11/9/2017
10.13	Form of Indemnification Agreement between Luther Burbank Savings and each of Laura Tarantino (dated March 15, 2012), John Cardamone (dated April 24, 2014) and Liana Prieto (dated August 2, 2014)		S-1	333-221455	10.14	11/9/2017
10.14	Luther Burbank Corporation Executive Change in Control Severance Plan		S-1	333-221455	10.15	11/9/2017
10.15	Form of Senior Note Purchase Agreement dated September 29, 2014		S-1	333-221455	10.16	11/9/2017
10.16	Form of Senior Note due September 30, 2024		S-1	333-221455	10.17	11/9/2017
10.17	S Corp Termination and Tax Sharing Agreement		10-K	001-38317	10.17	3/16/2018
10.18	Luther Burbank Corporation Omnibus Equity and Incentive Compensation Plan		S-1	333-221455	10.19	11/9/2017
10.19	Second Amendment to Amended and Restated Salary Continuation Agreement, dated as of November 6, 2017 between Luther Burbank Savings and John G. Biggs		S-1	333-221455	10.21	11/9/2017
10.20	Retirement and Consulting Agreement and General Release of Claims by and between Luther Burbank Corporation and John G. Biggs, dated November 30, 2018		8-K	001-38317	10.1	12/6/2018
10.21	Employment Agreement by and between Luther Burbank Corporation and Simone Lagomarsino, dated November 30, 2018		8-K	001-38317	10.2	12/6/2018

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.22	Amended and Restated Employment Agreement by and between Luther Burbank Corporation and Laura Tarantino, dated November 30, 2018		8-K	001-38317	10.3	12/6/2018
10.23	Amended and Restated Employment Agreement by and between Luther Burbank Corporation and Liana Prieto, dated November 30, 2018		8-K	001-38317	10.4	12/6/2018
10.24	Second Amendment to the Salary Continuation Agreement between Luther Burbank Savings and Laura Tarantino, dated November 30, 2018		8-K	001-38317	10.5	12/6/2018
21	Subsidiaries of the Registrant	X
23.1	Consent of Crowe LLP	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
X

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

LUTHER BURBANK CORPORATION

DATED: March 4, 2019	By: /s/ Simone Lagomarsino
Simone Lagomarsino
President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and officers of Luther Burbank Corporation (the “Company”) hereby severally constitute and appoint Simone Lagomarsino and Laura Tarantino as our true and lawful attorneys and agents, each acting alone and with full power of substitution and re-substitution, to do any and all things in our names in the capacities indicated below which said Simone Lagomarsino or Laura Tarantino may deem necessary or advisable to enable the Company to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the report on Form 10-K, or amendment thereto, including specifically, but not limited to, power and authority to sign for us in our names in the capacities indicated below the report on Form 10-K, or amendment thereto; and we hereby approve, ratify and confirm all that said Simone Lagomarsino or Laura Tarantino shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Signature     Position     Date

/s/ SIMONE LAGOMARSINO    President and Chief Executive Officer,    March 4, 2019
Simone Lagomarsino    Director (Principal Executive Officer)

/s/ LAURA TARANTINO    Executive Vice President and Chief Financial    March 4, 2019
Laura Tarantino    Officer (Principal Financial & Accounting Officer)

/s/ VICTOR S. TRIONE    Chairman     March 4, 2019
Victor S. Trione

/s/ JOHN C. ERICKSON    Director    March 4, 2019
John C. Erickson

/s/ JACK KROUSKUP    Director    March 4, 2019
Jack Krouskup

/s/ ANITA GENTLE NEWCOMB    Director    March 4, 2019
Anita Gentle Newcomb

/s/ BRADLEY M. SHUSTER    Director     March 4, 2019
Bradley M. Shuster

/s/ THOMAS C. WAJNERT    Director     March 4, 2019
Thomas C. Wajnert