Form 10-Q
period 2019-03-31
Luther Burbank Corp
filed 2019-05-10
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38317

Luther Burbank Corporation
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	68-0270948 (I.R.S. employer identification number)

520 Third St, Fourth Floor, Santa Rosa, California (Address of principal executive offices)	95401 (Zip Code)

Registrant's telephone number, including area code: (844) 446-8201

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, no par value	LBC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 3, 2019, there were 56,317,625 shares of the registrant’s common stock, no par value, outstanding.

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the risk that the impact of changes in interest rates; political instability; changes in the monetary policies of the U.S. Government; a decline in economic conditions; deterioration in the value of West Coast real estate, both residential and commercial; an increase in the level of non-performing assets and charge-offs; further increased competition among financial institutions; the Company’s ability to continue to attract deposits and quality loan customers; further government regulation, including regulations regarding capital requirements, and the implementation and costs associated with the same; internal and external fraud and cyber-security threats including the loss of bank or customer funds, loss of system functionality or the theft or loss of data; management’s ability to successfully manage the Company’s operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and the Company’s 2018 Annual Report on Form 10-K.

Any forward-looking statements in this Quarterly Report on Form 10-Q and all subsequent written and oral forward-looking statements attributable to the Company or any person acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. The Company does not undertake any obligation to release publicly any revisions to forward-looking statements to reflect events or circumstances after the date such forward-looking statements are made, and hereby specifically disclaims any intention to do so, unless required by law.

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Cash and cash equivalents	$104,575	$91,697
Available for sale debt securities, at fair value	638,795	608,528
Held to maturity debt securities, at amortized cost (fair value of $11,376 and $11,625 at March 31, 2019 and December 31, 2018, respectively)	11,450	11,860
Equity securities, at fair value	11,582	11,438
Loans receivable, net of allowance for loan losses of $34,692 and $34,314 as of March 31, 2019 and December 31, 2018, respectively	6,109,576	6,096,316
Accrued interest receivable	21,292	20,220
Federal Home Loan Bank ("FHLB") stock, at cost	32,047	31,823
Premises and equipment, net	20,473	20,981
Goodwill	3,297	3,297
Prepaid expenses and other assets	38,929	41,052
Total assets	$6,992,016	$6,937,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,081,831	$5,001,040
FHLB advances	1,109,625	1,143,132
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $676 and $707 at March 31, 2019 and December 31, 2018, respectively)	94,324	94,293
Accrued interest payable	5,476	4,307
Other liabilities and accrued expenses	50,605	51,438
Total liabilities	6,403,718	6,356,067

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, no par value; 100,000,000 shares authorized; 56,351,781 and 56,379,066 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	452,931	456,378
Retained earnings	138,123	129,806
Accumulated other comprehensive loss, net of taxes	(2,756)	(5,039)
Total stockholders' equity	588,298	581,145
Total liabilities and stockholders' equity	$6,992,016	$6,937,212

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Interest and fee income:
Loans	$61,053	$46,563
Investment securities	3,925	2,472
Cash and cash equivalents	400	246
Total interest and fee income	65,378	49,281
Interest expense:
Deposits	24,288	11,932
FHLB advances	6,772	4,820
Junior subordinated deferrable interest debentures	651	487
Senior debt	1,575	1,577
Total interest expense	33,286	18,816
Net interest income before provision for loan losses	32,092	30,465
Provision for loan losses	300	1,500
Net interest income after provision for loan losses	31,792	28,965
Noninterest income:
Gain on sale of loans	333	—
FHLB dividends	495	594
Other income	552	431
Total noninterest income	1,380	1,025
Noninterest expense:
Compensation and related benefits	10,052	9,619
Deposit insurance premium	498	432
Professional and regulatory fees	441	398
Occupancy	1,390	1,296
Depreciation and amortization	665	714
Data processing	919	788
Marketing	1,154	213
Other expenses	1,130	1,253
Total noninterest expense	16,249	14,713
Income before provision for income taxes	16,923	15,277
Provision for income taxes	4,913	4,175
Net income	$12,010	$11,102

Basic earnings per common share	$0.21	$0.20
Diluted earnings per common share	$0.21	$0.20
Dividends per common share	$0.06	$0.11

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$12,010	$11,102
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities:
Unrealized holding gain (loss) arising during the period	2,504	(2,971)
Tax effect	(724)	843
Net of tax	1,780	(2,128)
Unrealized gain on cash flow hedge:
Unrealized holding gain arising during the period	147	181
Tax effect	(43)	(52)
Net of tax	104	129
Total other comprehensive income (loss)	1,884	(1,999)
Comprehensive income	$13,894	$9,103

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive (Loss) Income (Net of Taxes)		Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities	Cash Flow Hedge
	Shares	Amount
Balance, December 31, 2017	56,422,662	$454,287	$102,459	$(6,214)	$(787)	$549,745
Comprehensive income:
Net income	—	—	11,102	—	—	11,102
Other comprehensive (loss) income	—	—	—	(2,128)	129	(1,999)
Reclassification of prior year tax benefit related to re-measuring deferred taxes on items recorded to other comprehensive income	—	—	(1,750)	1,529	221	—
Issuance of restricted stock awards	131,140	—	—	—	—	—
Vested restricted stock units	12,710	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(4,057)	(49)	—	—	—	(49)
Restricted stock forfeitures	(1,400)	(1)	—	—	—	(1)
Stock based compensation expense	—	1,014	—	—	—	1,014
Cash dividends ($0.11 per share)	—	—	(6,061)	—	—	(6,061)
Balance, March 31, 2018	56,561,055	$455,251	$105,750	$(6,813)	$(437)	$553,751

Balance, December 31, 2018	56,379,066	$456,378	$129,806	$(4,935)	$(104)	$581,145
Cumulative effect of change in accounting principal (1)	—	—	(399)	399		—
Comprehensive income:
Net income	—	—	12,010	—	—	12,010
Other comprehensive income	—	—	—	1,780	104	1,884
Issuance of restricted stock awards	297,663	—	—	—	—	—
Vested restricted stock units	112,302	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(41,522)	(404)	—	—	—	(404)
Restricted stock forfeitures	(2,728)	(2)	1	—	—	(1)
Stock based compensation expense	—	840	—	—	—	840
Shares repurchased	(393,000)	(3,881)	—	—	—	(3,881)
Cash dividends ($0.06 per share)	—	—	(3,295)	—	—	(3,295)
Balance, March 31, 2019	56,351,781	$452,931	$138,123	$(2,756)	$—	$588,298

(1) Represents the impact of adopting Accounting Standards Update ("ASU") 2016-01. See Note 1 to the unaudited consolidated financial statements for further information.

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$12,010	$11,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	665	714
Provision for loan losses	300	1,500
Amortization of deferred loan costs, net	2,646	2,334
Amortization of premiums on investment securities, net	362	563
Gain on sale of loans	(333)	—
Stock based compensation expense, net of forfeitures	838	1,013
Change in fair value of mortgage servicing rights	146	131
Change in fair value of equity securities	(144)	—
Other items, net	—	(37)
Effect of changes in:
Accrued interest receivable	(1,072)	(1,236)
Accrued interest payable	1,169	548
Prepaid expenses and other assets	1,543	(156)
Other liabilities and accrued expenses	(868)	(6,761)
Net cash provided by operating activities	17,262	9,715
Cash flows from investing activities:
Proceeds from maturities and paydowns of available for sale debt securities	16,263	20,965
Proceeds from maturities and paydowns of held to maturity debt securities	399	55
Purchases of available for sale debt securities	(44,377)	(59,647)
Purchases of held to maturity debt securities	—	(5,375)
Net increase in loans receivable	(69,765)	(287,028)
Proceeds from loans held for sale previously classified as portfolio loans	53,772	—
Purchase of FHLB stock, net	(224)	(5,290)
Purchase of premises and equipment	(157)	(123)
Net cash used in investing activities	(44,089)	(336,443)
Cash flows from financing activities:
Net increase in customer deposits	80,791	162,788
Proceeds from long-term FHLB advances	75,000	100,000
Repayment of long-term FHLB advances	(7)	(7)
Net change in short-term FHLB advances	(108,500)	68,900
Shares withheld for taxes on vested restricted stock	(404)	(49)
Shares repurchased	(3,881)	—
Cash paid for dividends	(3,294)	(6,061)
Net cash provided by financing activities	39,705	325,571
Increase (decrease) in cash and cash equivalents	12,878	(1,157)
Cash and cash equivalents, beginning of period	91,697	75,578
Cash and cash equivalents, end of period	$104,575	$74,421
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,117	$18,268
Income taxes	$10	$158
Non-cash investing activity:
Loans transferred to held for sale	$53,559	$—

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2018, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC, under the Securities and Exchange Act of 1934, (the “Exchange Act”). The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2019.

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

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2019	2018
Net income	$12,010	$11,102

Weighted average basic common shares outstanding	56,519,809	56,190,970
Add: Dilutive effects of assumed vesting of restricted stock	202,887	564,184
Weighted average diluted common shares outstanding	56,722,696	56,755,154

Income per common share:
Basic EPS	$0.21	$0.20
Diluted EPS	$0.21	$0.20
Anti-dilutive shares not included in calculation of diluted earnings per share	13,981	—
New Financial Accounting Standards

FASB ASU 2016-01

In January 2016, the FASB issued ASU 2016-01 which provided guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This update contains several provisions, including but not limited to (1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and (4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The update also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The update was effective for public business entities ("PBEs") for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As an emerging growth company, the Company was permitted to adopt this guidance on January 1, 2019 and, as a result, reclassified $399 thousand of unrealized losses on equity securities from other comprehensive income to retained earnings. Subsequent changes in the unrealized gain or loss on equity securities will be recorded through other noninterest income. Additionally, $11.4 million of equity securities were reclassified from available for sale securities to equity securities.

2.	INVESTMENT SECURITIES

Available for Sale
The following tables summarize the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2019:
Government and Government Sponsored Entities:
Residential mortgage backed securities and collateralized mortgage obligations ("MBS and CMOs")	$181,485	$197	$(1,878)	$179,804
Commercial MBS and CMOs	325,078	1,693	(1,997)	324,774
Agency bonds	135,102	26	(1,897)	133,231
U.S. Treasury	1,008	—	(22)	986
Total available for sale debt securities	$642,673	$1,916	$(5,794)	$638,795
At December 31, 2018:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$194,297	$339	$(2,523)	$192,113
Commercial MBS and CMOs	294,276	979	(2,304)	292,951
Agency bonds	125,329	7	(2,848)	122,488
U.S. Treasury	1,008	—	(32)	976
Total available for sale debt securities	$614,910	$1,325	$(7,707)	$608,528
Net unrealized losses on available for sale investment securities are recorded as accumulated other comprehensive income within stockholders’ equity and totaled $2.8 million and $4.9 million, net of $1.1 million and $2.0 million in tax assets at March 31, 2019 and December 31, 2018, respectively. With the exception of the adoption of ASU 2016-01 as discussed in Note 1 to the unaudited consolidated financial statements, there were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities during the three months ended March 31, 2019 and 2018.

The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Residential MBS and CMOs	$43,757	$(162)	$108,121	$(1,716)	$151,878	$(1,878)
Commercial MBS and CMOs	35,400	(392)	149,246	(1,605)	184,646	(1,997)
Agency bonds	14,607	(90)	115,598	(1,807)	130,205	(1,897)
U.S. Treasury	—	—	986	(22)	986	(22)
Total available for sale debt securities	$93,764	$(644)	$373,951	$(5,150)	$467,715	$(5,794)
At March 31, 2019, the Company held 80 residential MBS and CMOs of which 56 were in a loss position and 39 had been in a loss position for twelve months or more. The Company held 38 commercial MBS and CMOs of which 24 were in a loss position and 18 had been in a loss position for twelve months or more. The Company held 15 agency bonds of which 14 were in a loss position and had been for twelve months or more. The Company held 1 U.S. Treasury note at March 31, 2019. This note was in a loss position for greater than 12 months.

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Residential MBS and CMOs	$31,728	$(304)	$102,503	$(2,219)	$134,231	$(2,523)
Commercial MBS and CMOs	58,725	(432)	114,159	(1,872)	172,884	(2,304)
Agency bonds	4,906	(18)	114,575	(2,830)	119,481	(2,848)
U.S. Treasury	—	—	976	(32)	976	(32)
Total available for sale debt securities	$95,359	$(754)	$332,213	$(6,953)	$427,572	$(7,707)
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
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019 and December 31, 2018.
As of March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.
Held to Maturity
The following tables summarize the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of March 31, 2019:
Government Sponsored Entities:
Residential MBS	$11,187	$40	$(114)	$11,113
Other investments	263	—	—	263
Total held to maturity investment securities	$11,450	$40	$(114)	$11,376
As of December 31, 2018:
Government Sponsored Entities:
Residential MBS	$11,593	$27	$(262)	$11,358
Other investments	267	—	—	267
Total held to maturity investment securities	$11,860	$27	$(262)	$11,625

The following tables summarize the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
As of March 31, 2019:
Government Sponsored Entities:
Residential MBS	$—	$—	$8,661	$(114)	$8,661	$(114)
As of December 31, 2018:
Government Sponsored Entities:
Residential MBS	$6,481	$(111)	$3,739	$(151)	$10,220	$(262)
At March 31, 2019, the Company had 7 held to maturity residential MBS of which 4 were in a loss position and 4 had been in a loss position for twelve months or more. At December 31, 2018, the Company held 7 held to maturity residential MBS of which 6 were in a loss position and 3 had been in a loss position for twelve months or more.
The unrecognized losses on the Company’s held to maturity investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019 and December 31, 2018.
The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of March 31, 2019:

	March 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
One to five years	$118,413	$116,584
Five to ten years	4,685	4,663
Beyond ten years	13,012	12,970
MBS and CMOs	506,563	504,578
Total available for sale debt securities	$642,673	$638,795
Held to maturity investments securities
Beyond ten years	$263	$263
MBS	11,187	11,113
Total held to maturity debt securities	$11,450	$11,376
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities and collateralized mortgage obligations are not included in the maturity categories above and instead are shown separately. No securities were pledged as of March 31, 2019 and December 31, 2018.

Equity Securities

Equity securities consist of investments in the CRA Qualified Investment Fund. At March 31, 2019 and December 31, 2018, the fair value of equity securities totaled $11.6 million and $11.4 million, respectively. Prior to January 1, 2019, equity securities were included with available for sale investment securities and stated at fair value with unrealized gains and losses reported in other comprehensive income. As of January

1, 2019, $399 thousand of unrealized losses on equity securities were reclassified from other comprehensive income to retained earnings. Subsequent changes in fair value are recognized in other noninterest income and totaled $144 thousand during the three months ended March 31, 2019. There were no sales of equity securities during the three months ended March 31, 2019.

3.	LOANS
Loans consist of the following:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Permanent mortgages on:
Multifamily residential	$3,747,716	$3,650,967
Single family residential	2,141,989	2,231,802
Commercial real estate	190,082	183,559
Construction and land loans	13,188	12,656
Non-Mortgage (‘‘NM’’) loans	100	100
Total	6,093,075	6,079,084
Deferred loan costs, net	51,193	51,546
Allowance for loan losses	(34,692)	(34,314)
Loans held for investment, net	$6,109,576	$6,096,316

Certain loans have been pledged to secure borrowing arrangements (see Note 7).

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
Three months ended March 31, 2019
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$21,326	$10,125	$2,441	$422	$34,314
Provision for (reversal of) loan losses	720	(239)	(163)	(18)	300
Charge-offs	—	—	—	—	—
Recoveries	—	3	—	75	78
Ending balance allocated to portfolio segments	$22,046	$9,889	$2,278	$479	$34,692
Three months ended March 31, 2018
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$18,588	$9,044	$1,734	$946	$30,312
Provision for loan losses	1,245	167	63	25	1,500
Charge-offs	—	—	—	—	—
Recoveries	—	3	90	75	168
Ending balance allocated to portfolio segments	$19,833	$9,214	$1,887	$1,046	$31,980

The following tables summarize the allocation of the allowance for loan losses by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of March 31, 2019:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	22,046	9,864	2,278	479	34,667
Ending balance	$22,046	$9,889	$2,278	$479	$34,692
Loans:
Ending balance: individually evaluated for impairment	$557	$4,461	$—	$—	$5,018
Ending balance: collectively evaluated for impairment	3,747,159	2,137,528	190,082	13,288	6,088,057
Ending balance	$3,747,716	$2,141,989	$190,082	$13,288	$6,093,075
As of December 31, 2018:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	21,326	10,100	2,441	422	34,289
Ending balance	$21,326	$10,125	$2,441	$422	$34,314
Loans:
Ending balance: individually evaluated for impairment	$566	$6,008	$—	$—	$6,574
Ending balance: collectively evaluated for impairment	3,650,401	2,225,794	183,559	12,756	6,072,510
Ending balance	$3,650,967	$2,231,802	$183,559	$12,756	$6,079,084

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

The following tables summarize the loan portfolio allocated by management’s internal risk ratings at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of March 31, 2019:
Grade:
Pass	$3,681,125	$2,103,901	$186,242	$10,450	$5,981,718
Watch	58,340	20,839	3,840	—	83,019
Special mention	5,962	10,486	—	2,838	19,286
Substandard	2,289	6,763	—	—	9,052
Total	$3,747,716	$2,141,989	$190,082	$13,288	$6,093,075
As of December 31, 2018:
Grade:
Pass	$3,581,468	$2,205,528	$180,190	$10,232	$5,977,418
Watch	64,958	20,288	1,887	—	87,133
Special mention	2,607	369	1,482	2,524	6,982
Substandard	1,934	5,617	—	—	7,551
Total	$3,650,967	$2,231,802	$183,559	$12,756	$6,079,084
The following tables summarize an aging analysis of the loan portfolio by the time past due at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of March 31, 2019:
Loans:
Multifamily residential	$1,440	$—	$—	$557	$3,745,719	$3,747,716
Single family residential	9,397	—	—	949	2,131,643	2,141,989
Commercial real estate	—	—	—	—	190,082	190,082
Land, construction and NM	—	—	—	—	13,288	13,288
Total	$10,837	$—	$—	$1,506	$6,080,732	$6,093,075
As of December 31, 2018:
Loans:
Multifamily residential	$—	$—	$—	$566	$3,650,401	$3,650,967
Single family residential	357	2,205	—	1,598	2,227,642	2,231,802
Commercial real estate	—	—	—	—	183,559	183,559
Land, construction and NM	—	—	—	—	12,756	12,756
Total	$357	$2,205	$—	$2,164	$6,074,358	$6,079,084

The following table summarizes information related to impaired loans at March 31, 2019 and December 31, 2018:

	As of March 31, 2019			As of December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$557	$631	$—	$566	$635	$—
Single family residential	3,535	3,772	—	5,075	5,333	—
	4,092	4,403	—	5,641	5,968	—
With an allowance recorded:
Single family residential	926	926	25	933	933	25
	926	926	25	933	933	25
Total:
Multifamily residential	557	631	—	566	635	—
Single family residential	4,461	4,698	25	6,008	6,266	25
	$5,018	$5,329	$25	$6,574	$6,901	$25
The following table summarizes information related to impaired loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$560	$3	$3	$2,070	$—	$—
Single family residential	4,148	36	—	8,165	37	—
Commercial real estate	—	—	—	487	—	—
	4,708	39	3	10,722	37	—
With an allowance recorded:
Single family residential	929	12	—	1,718	17	—
	929	12	—	1,718	17	—
Total:
Multifamily residential	560	3	3	2,070	—	—
Single family residential	5,077	48	—	9,883	54	—
Commercial real estate	—	—	—	487	—	—
	$5,637	$51	$3	$12,440	$54	$—

The following table summarizes the recorded investment related to troubled debt restructurings at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Troubled debt restructurings:
Single family residential	$3,512	$4,410
The Company has allocated $25 thousand of allowances for loans modified in troubled debt restructurings at both March 31, 2019 and December 31, 2018. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings. There were no new troubled debt restructurings during the three months ended March 31, 2019 and 2018.

The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three months ended March 31, 2019 and 2018. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

4.	NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned. The Company’s nonperforming assets at March 31, 2019 and December 31, 2018 are indicated below:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Non-accrual loans:
Multifamily residential	$557	$566
Single family residential	949	1,598
Total non-accrual loans	1,506	2,164
Real estate owned	—	—
Total nonperforming assets	$1,506	$2,164
Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of a non-accrual loan is deemed to be fully collectible. If there’s doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on two non-accrual loans during the three months ended March 31, 2019 totaling $3 thousand. No interest income was recognized on non-accrual loans during the three months ended March 31, 2018. Contractual interest not accrued on nonperforming loans during the three months ended March 31, 2019 and 2018 totaled $22 thousand and $90 thousand, respectively.

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

(Dollars in thousands)	March 31, 2019	December 31, 2018
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$490,744	$497,950
Other financial institutions	185,896	139,558
Total mortgage loans serviced for others	$676,640	$637,508
Included in the table above are $33.4 million of single family loans that were sold during the quarter ended March 31, 2019.  In connection with the sale, the Company agreed to service this portfolio for a temporary period of 30 days.  Following this period, the Company will release the servicing rights to the purchaser of this portfolio.
Custodial account balances maintained in connection with serviced loans totaled $948 thousand and $10.1 million at March 31, 2019 and December 31, 2018, respectively.

Activity for mortgage servicing rights are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Beginning balance	$3,463	$4,255
Additions	155	—
Disposals	—	—
Change in fair value due to changes in assumptions	—	—
Other changes in fair value	(146)	(131)
Ending balance	$3,472	$4,124
Fair value as of March 31, 2019 was determined using a discount rate of 10%, prepayment speeds ranging from 5.8% to 82.0%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighted average prepayment speed at March 31, 2019 was 22.6%. Fair value as of December 31, 2018 was determined using a discount rate of 10%, prepayment speeds ranging from 6.0% to 70.4%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2018 was 23.3%.

6.	DEPOSITS
A summary of deposits at March 31, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Certificates of deposit	$3,523,187	$3,297,433
Money market savings	1,174,786	1,335,246
Interest bearing demand	216,580	179,272
Money market checking	127,351	123,119
Non-interest bearing demand	39,927	65,970
Total	$5,081,831	$5,001,040
The Company had certificates of deposit with a denomination of $100 thousand or more totaling $2.5 billion and $2.4 billion at March 31, 2019 and December 31, 2018, respectively.

The Company had certificates of deposit that meet or exceed the FDIC Insurance limit of $250 thousand of $1.3 billion and $1.2 billion at March 31, 2019 and December 31, 2018, respectively.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $611.2 million and $467.5 million at March 31, 2019 and December 31, 2018, respectively.

Maturities of the Company’s certificates of deposit at March 31, 2019 are summarized as follows (dollars
in thousands):

April 1 - December 31, 2019	$1,966,800
Year ending December 31, 2020	1,222,219
Year ending December 31, 2021	278,890
Year ending December 31, 2022	50,184
Year ending December 31, 2023	5,094
Total	$3,523,187

7.	FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of March 31, 2019 and December 31, 2018, the Bank had pledged various mortgage loans totaling approximately $2.3 billion and $2.1 billion, respectively, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.

The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $423.1 million and $406.6 million as of March 31, 2019 and December 31, 2018, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of March 31, 2019 and December 31, 2018.
The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

	Outstanding Balances		As of March 31, 2019
(Dollars in thousands)	March 31, 2019	December 31, 2018	Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate	Maturity Dates
Fixed rate short-term	$57,500	$166,000	2.60%	2.60%	2.60%	April 2019
Fixed rate long-term	952,125	877,132	1.05%	7.69%	2.31%	June 2019 to August 2032
Variable rate long-term	100,000	100,000	2.32%	2.98%	2.65%	April 2019 to January 2020
	$1,109,625	$1,143,132
The Bank's available borrowing capacity based on pledged loans to the FRB and the FHLB totaled $840.9 million and $681.5 million at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the Bank pledged as collateral a $62.6 million FHLB letter of credit related to our multifamily securitization reimbursement obligation. In addition, the Bank pledged as collateral a $5.5 million FHLB letter of credit in connection with a time deposit with the State of California Treasurer's Office at March 31, 2019.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the three months ended March 31, 2019, there was a maximum amount of short-term borrowings outstanding of $209.7 million and an average amount outstanding of $143.0 million with a weighted average interest rate of 2.57%.

The following table summarizes principal payments over the next five years as of March 31, 2019 (dollars in thousands):

April 1 - December 31, 2019	$332,500
Year ending December 31, 2020	150,000
Year ending December 31, 2021	150,600
Year ending December 31, 2022	75,000
Year ending December 31, 2023	400,750
Thereafter	775
$1,109,625

8.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
The Company formed two wholly-owned trust companies (the ‘‘Trusts’’) which issued guaranteed preferred beneficial interests (the "Trust Securities") in the Company’s junior subordinated deferrable interest debentures (the "Notes"). The Company is not considered the primary beneficiary of the Trusts and therefore, the Trusts are not consolidated in the Company’s financial statements, but rather the junior subordinated debentures are shown as a liability. The Company’s investment in the common securities of the Trusts, totaling $1.9 million, is included in other assets on the unaudited consolidated statements of financial condition. The sole asset of the Trusts are the Notes that they hold.
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
The following table is a summary of the outstanding Trust Securities and Notes at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	3.99%	$41,238	4.17%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	4.23%	$20,619	4.41%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%

9.	SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$676	$95,000	$707	9/30/2024	6.50%

10.	STOCK BASED COMPENSATION
The Company’s stock based compensation consists of restricted stock awards ("RSAs") and restricted stock units ("RSUs") granted under the Luther Burbank Corporation Omnibus Equity and Incentive Compensation Plan ("Omnibus Plan"). In connection with its initial public offering ("IPO") in December 2017, the Company granted RSAs and RSUs to employees and nonemployee directors which all vest ratably over three years. At the same time, the Company granted RSUs in exchange for unvested phantom stock awards held by employees and all vested and unvested phantom stock awards held by nonemployee directors on a per share basis. The RSUs were subjected to the same vesting schedule and deferral elections that existed for the original phantom stock awards.

Awards granted subsequent to the IPO vest ratably over one year for nonemployee directors and ratably over three to four years for employees.

All RSAs and RSUs were granted at the fair value of the common stock at the time of the award. The RSAs and RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

Non-cash stock compensation expense recognized for RSAs and RSUs for the three months ended March 31, 2019 and 2018 totaled $838 thousand and $1.0 million, respectively. The fair value of RSAs and RSUs that vested during the three months ended March 31, 2019 and 2018 totaled $5.7 million and $1.5 million, respectively.

As of March 31, 2019 and December 31, 2018, there was $6.3 million and $4.3 million of unrecognized compensation expense related to 758,182 and 985,869 unvested RSAs and RSUs, respectively. As of March 31, 2019 and December 31, 2018, this expense is expected to be recognized over a weighted average period of 2.12 years and 1.91 years, respectively. As of March 31, 2019 and December 31, 2018, 522,464 and 169,490 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about restricted stock awards and restricted stock units:

	Three Months Ended March 31,
	2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	1,155,359	$10.97	1,319,700	$10.75
Shares granted	297,663	9.79	131,140	12.77
Shares settled	(169,648)	11.43	(53,059)	10.75
Shares forfeited	(2,728)	10.75	(1,400)	10.75
End of the period balance	1,280,646	$10.63	1,396,381	$10.94

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At March 31, 2019 and December 31, 2018, there were 2,287,025 and 2,581,960 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan.

11.	FAIR VALUE MEASUREMENTS
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
The following methods and assumptions were used to estimate the fair value of financial instruments:
For cash and cash equivalents, accrued interest receivable and payable, demand deposits and short-term borrowings, the carrying amount is estimated to be fair value. The fair value of accrued interest receivable/

payable balances are determined using inputs and fair value measurements commensurate with the asset or liability from which the accrued interest is generated.
Fair values for available for sale and held to maturity debt securities, which include primarily debt securities issued by U.S. government sponsored agencies, are based on quoted market prices for similar securities.
Fair values for equity securities, which consist of investments in the CRA Qualified Investment Fund are based on quoted market prices for similar securities.
Loans are valued using the exit price notion. The fair value is estimated using market quotes for similar assets or the present value of future cash flows, discounted using a market rate for similar products and giving consideration to estimated prepayment risk and credit risk. The fair value of loans is determined utilizing estimates resulting in a Level 3 classification.
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments are as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2019:
Financial assets:
Cash and cash equivalents	$104,575	$104,575	$104,575	$—	$—
Debt securities:
Available for sale	638,795	638,795	986	637,809	—
Held to maturity	11,450	11,376	—	11,376	—
Equity securities	11,582	11,582	—	11,582	—
Loans receivable, net	6,109,576	6,130,635	—	—	6,130,635
Accrued interest receivable	21,292	21,292	24	1,797	19,471
FHLB stock	32,047	N/A	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,081,831	$5,086,375	$1,558,644	$3,527,731	$—
FHLB advances	1,109,625	1,118,110	—	1,118,110	—
Junior subordinated deferrable interest debentures	61,857	57,481	—	57,481	—
Senior debt	94,324	99,268	—	99,268	—
Accrued interest payable	5,476	5,476	—	5,476	—
As of December 31, 2018:
Financial assets:
Cash and cash equivalents	$91,697	$91,697	$91,697	$—	$—
Debt securities:
Available for sale	608,528	608,528	976	607,552	—
Held to maturity	11,860	11,625	—	11,625	—
Equity securities	11,438	11,438	—	11,438	—
Loans receivable, net	6,096,316	6,092,885	—	—	6,092,885
Accrued interest receivable	20,220	20,220	62	1,739	18,419
FHLB stock	31,823	N/A	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,001,040	$4,957,054	$1,703,607	$3,253,447	$—
FHLB advances	1,143,132	1,144,326	—	1,144,326	—
Junior subordinated deferrable interest debentures	61,857	56,596	—	56,596	—
Senior debt	94,293	99,673	—	99,673	—
Accrued interest payable	4,307	4,307	—	4,307	—
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
Assets and Liabilities Recorded at Fair Value
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2019 and December 31, 2018.

Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis (dollars in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2019:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$179,804	$—	$179,804	$—
Commercial MBS and CMOs	324,774	—	324,774	—
Agency bonds	133,231	—	133,231	—
U.S. Treasury	986	986	—	—
Total available for sale debt securities	$638,795	$986	$637,809	$—
Equity securities	$11,582	$—	$11,582	$—
Mortgage servicing rights	$3,472	$—	$—	$3,472
As of December 31, 2018:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$192,113	$—	$192,113	$—
Commercial MBS and CMOs	292,951	—	292,951	—
Agency bonds	122,488	—	122,488	—
U.S. Treasury	976	976	—	—
Total available for sale debt securities	$608,528	$976	$607,552	$—
Equity securities	$11,438	$—	$11,438	$—
Mortgage servicing rights	$3,463	$—	$—	$3,463
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019 and 2018.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.
For the three months ended March 31, 2019 and 2018, there were no assets or liabilities measured at fair value on a non-recurring basis. The company held no real estate owned at March 31, 2019 and December 31, 2018.

12.	VARIABLE INTEREST ENTITIES ("VIE")
The Company is involved with VIEs through its loan securitization activities. The Company evaluated its association with VIEs for consolidation purposes. Specifically, a VIE is to be consolidated by its primary beneficiary, the entity that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest whose value fluctuates with the changes in the value of the VIE's assets and liabilities. The assessment includes an evaluation of the Company's continuing involvement with the VIE and the nature and significance of its variable interests.

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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $1.4 million as of both March 31, 2019 and December 31, 2018, respectively, based upon an analysis of quantitative and qualitative data over the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation.

13.	LOAN SALE AND SECURITIZATION ACTIVITIES
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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If Luther Burbank Savings’ capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At March 31, 2019, the Bank’s net worth was $723.6 million.
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

The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Proceeds from loan sales	$53,772	$24,691
Servicing fees	332	108
The following table provides information about the loans transferred through sales or securitization and not recorded on the unaudited consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of March 31, 2019:
Principal balance of loans	$59,347	$617,293
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2018:
Principal balance of loans	26,200	611,308
Loans 90+ days past due	—	—
Charge-offs, net	—	—

Included in the table above are $33.4 million of single family loans that were sold during the quarter ended March 31, 2019.  In connection with the sale, the Company agreed to service this portfolio for a temporary period of approximately 30 days.  Following this period, the Company released the servicing rights to the purchaser of this portfolio.

14.	COMMITMENTS AND CONTINGENCIES
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
At March 31, 2019 and December 31, 2018, the Company had outstanding commitments of approximately $89.2 million and $70.9 million, respectively, for loans. Unfunded loan commitment reserves totaled $24 thousand and $52 thousand at March 31, 2019 and December 31, 2018, respectively.

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2019 and 2029, with certain leases containing either three, five or ten year renewal options. At March 31, 2019, minimum commitments under these non-cancellable leases before considering renewal options are (dollars in thousands):

April 1 - December 31, 2019	$3,965
Year ending December 31, 2020	3,952
Year ending December 31, 2021	3,484
Year ending December 31, 2022	2,526
Year ending December 31, 2023	1,257
Thereafter	1,289
Total	$16,473
Rent expense under operating leases was $1.3 million for both the three months ended March 31, 2019 and 2018. Sublease income earned was $177 thousand and $201 thousand for the three months ended March 31, 2019 and 2018, respectively.

Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. These balances are insured by the FDIC up to $250 thousand. At March 31, 2019 and December 31, 2018, the Company had $1.1 million and $736 thousand, respectively, in cash balances exceeding the insured amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at March 31, 2019 and December 31, 2018 and our results of operations for the three months ended March 31, 2019 and 2018, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2019 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings, the discussion and analysis relates to activities primarily conducted by the Bank.

Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Manhattan Beach, California with $7.0 billion in assets at March 31, 2019. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, high net worth individuals and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.

Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data as of and for the three months ended March 31, 2019 and 2018 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data for the three months ended December 31, 2018 was derived from unaudited consolidated financial statements. The selected historical consolidated financial data as of December 31, 2018 (except as otherwise noted below) are derived from our audited consolidated financial statements included in our previously filed Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Statements of Income and Financial Condition Data
Net Income	$12,010	$10,603	$11,102
Pre-tax, pre-provision net earnings (1)	$17,223	$15,035	$16,777
Total assets	$6,992,016	$6,937,212	$6,033,888
Per Common Share
Diluted earnings per share	$0.21	$0.19	$0.20
Book value per share	$10.44	$10.31	$9.79
Tangible book value per share (1)	$10.38	$10.25	$9.73
Selected Ratios
Return on average:
Assets	0.69%	0.62%	0.76%
Stockholders' equity	8.19%	7.34%	7.98%
Dividend payout ratio	27.43%	31.13%	54.59%
Net interest margin	1.86%	1.88%	2.11%
Efficiency ratio (1)	48.55%	54.44%	46.72%
Noninterest expense to average assets	0.93%	1.05%	1.01%
Loan to deposit ratio	120.91%	122.59%	129.47%
Credit Quality Ratios
Allowance for loan losses to loans	0.56%	0.56%	0.60%
Allowance for loan losses to nonperforming loans	2,303.59%	1,585.67%	459.42%
Nonperforming assets to total assets	0.02%	0.03%	0.12%
Net recoveries to average loans	0.01%	0.01%	0.01%
Capital Ratios
Tier 1 leverage ratio	9.32%	9.42%	10.57%
Total risk-based capital ratio	17.26%	17.20%	18.22%

(1) Considered a non-GAAP financial measure. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - ‘‘Non-GAAP Financial Measures’’ for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Pre-tax, pre-provision net earnings is defined as income before taxes and provision for loan losses. Tangible book value is defined as total assets less goodwill and total liabilities. Efficiency ratio is defined as the ratio of noninterest expense to net interest income plus noninterest income.

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

Our most significant accounting policies are described in Note 1 to our audited Financial Statements for the year ended December 31, 2018, included on Form 10-K. We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.

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

Changes in the fair value of debt securities available for sale and derivatives designated as effective cash flow hedges are recorded in our unaudited consolidated statements of financial condition and comprehensive income (loss) while changes in the fair value of equity securities, loans held for sale and other derivatives are recorded in the unaudited consolidated statements of financial condition and in the unaudited consolidated statements of income.

Investment Securities Impairment

We assess on a quarterly basis whether there have been any events or economic circumstances to indicate that a security in which we have an unrealized loss is impaired on an other-than-temporary basis. In any instance, we would consider many factors, including the severity and duration of the impairment, the portion of any unrealized loss attributable to a decline in the credit quality of the issuer, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and, for debt securities, external credit ratings and recent downgrades. Securities with respect to which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value.

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

Pre-tax, pre-provision net earnings is defined as income before taxes and provision for loan losses. We believe the most directly comparable GAAP financial measure is income before taxes. Disclosure of this measure enables you to compare our operations to those of other banking companies before consideration of taxes and provision expense. Efficiency ratio is defined as noninterest expenses divided by operating revenue, which is equal to net interest income plus noninterest income. Tangible book value per share is defined as tangible stockholders' equity divided by period end shares outstanding. We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our statements of financial condition, results of income and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or For the Three Months Ended
(Dollars in thousands except per share data)	March 31, 2019	December 31, 2018	March 31, 2018
Pre-tax, Pre-provision Net Earnings
Income before taxes	$16,923	$14,885	$15,277
Plus: Provision for loan losses	300	150	1,500
Pre-tax, pre-provision net earnings	$17,223	$15,035	$16,777
Efficiency Ratio
Noninterest expense (numerator)	$16,249	$17,962	$14,713
Net interest income	32,092	31,751	30,465
Noninterest income	1,380	1,246	1,025
Operating revenue (denominator)	$33,472	$32,997	$31,490
Efficiency ratio	48.55%	54.44%	46.72%
Tangible Book Value Per Share
Total assets	$6,992,016	$6,937,212	$6,033,888
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	6,988,719	6,933,915	6,030,591
Less: Total liabilities	(6,403,718)	(6,356,067)	(5,480,137)
Tangible stockholders' equity (numerator)	$585,001	$577,848	$550,454
Period end shares outstanding (denominator)	56,351,781	56,379,066	56,561,055
Tangible book value per share	$10.38	$10.25	$9.73

Results of operations - Three Months Ended March 31, 2019 and 2018

Overview

For the three months ended March 31, 2019, our net income was $12.0 million as compared to $11.1 million for the same period last year. The increase of $908 thousand, or 8.2%, was attributed primarily to an increase of $1.6 million in net interest income and a decrease of $1.2 million in provision for loan losses, partially offset by an increase in noninterest expense of $1.5 million. Pre-tax, pre-provision net earnings increased by $446 thousand, or 2.7%, for the three months ended March 31, 2019 as compared to the same period last year.

Net Interest Income

Net interest income increased by $1.6 million, or 5.3%, to $32.1 million for the three months ended March 31, 2019 from $30.5 million for the same period last year primarily due to growth in the average balance and yield of our loan portfolio. During the quarter ended March 31, 2019, the average balance of loans increased by $1.0 billion and the yield increased by 35 basis points, compared to the same period last year. The improvement in net interest income was further enhanced by growth in the average balance and yield of our investment portfolio, which increased by $113.1 million and 57 basis points, respectively. This increase during the current quarter compared to the same period last year was partially offset by growth in the average balance and costs of our deposits and FHLB advances. The average balance and cost of deposits increased $1.0 billion and 74 basis points, respectively, and the average balance and cost of FHLB advances increased $54.2 million and 64 basis points, respectively, compared to the same period last year. Our net interest margin of 1.86% for the three months ended March 31, 2019 decreased from our net interest margin of 2.11% for the same period last year. The decline in net interest margin from the same period last year primarily relates to our rising cost of funds which has generally outpaced the increases in yields on our interest earning assets.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended March 31, 2019 and 2018. The average balances are daily averages.

	For the Three Months Ended March 31,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$3,716,551	$37,801	4.07%	$3,000,059	$27,930	3.72%
Single family residential	2,250,674	20,841	3.70%	2,009,329	16,806	3.35%
Commercial real estate	189,485	2,256	4.76%	117,559	1,463	4.98%
Construction, land and NM	11,983	155	5.25%	38,419	364	3.79%
Total Loans (1)	6,168,693	61,053	3.96%	5,165,366	46,563	3.61%
Investment securities	647,805	3,925	2.42%	534,663	2,472	1.85%
Cash and cash equivalents	73,679	400	2.20%	70,041	246	1.40%
Total interest-earning assets	6,890,177	65,378	3.80%	5,770,070	49,281	3.42%
Noninterest-earning assets (2)	77,770			78,681
Total assets	$6,967,947			$5,848,751
Interest-Bearing Liabilities
Transaction accounts	$220,225	720	1.31%	$193,268	407	0.84%
Money market demand accounts	1,351,938	3,998	1.18%	1,507,614	3,314	0.88%
Time deposits	3,426,550	19,570	2.28%	2,274,818	8,211	1.44%
Total deposits	4,998,713	24,288	1.94%	3,975,700	11,932	1.20%
FHLB advances	1,124,269	6,772	2.44%	1,070,087	4,820	1.80%
Junior subordinated debentures	61,857	651	4.27%	61,857	487	3.15%
Senior debt	94,304	1,575	6.68%	94,173	1,577	6.70%
Total interest-bearing liabilities	6,279,143	33,286	2.13%	5,201,817	18,816	1.45%
Noninterest-bearing deposits accounts	41,407			31,406
Other noninterest-bearing liabilities	60,573			58,867
Total liabilities	6,381,123			5,292,090
Total stockholders' equity	586,824			556,661
Total liabilities and stockholders' equity	$6,967,947			$5,848,751

Net interest spread (3)			1.67%			1.97%
Net interest income/margin (4)		$32,092	1.86%		$30,465	2.11%

(1)
Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $2.6 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Noninterest-earning assets includes the allowance for loan losses.

(3)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by total interest-earning assets.

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

	Three Months Ended March 31, 2019 vs 2018
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$7,081	$2,790	$9,871
Single family residential	2,158	1,877	4,035
Commercial real estate	861	(68)	793
Construction, land and NM	(313)	104	(209)
Total Loans	9,787	4,703	14,490
Investment securities	589	864	1,453
Cash and cash equivalents	13	141	154
Total interest-earning assets	10,389	5,708	16,097
Interest-Bearing Liabilities
Transaction accounts	63	250	313
Money market demand accounts	(366)	1,050	684
Time deposits	5,278	6,081	11,359
Total deposits	4,975	7,381	12,356
FHLB advances	244	1,708	1,952
Junior subordinated debentures	—	164	164
Senior debt	2	(4)	(2)
Total interest-bearing liabilities	5,221	9,249	14,470

Net Interest Income	$5,168	$(3,541)	$1,627

Total interest income increased by $16.1 million, or 32.7%, for the three months ended March 31, 2019 as compared to the same period last year. Interest income from loans accounted for $14.5 million of that amount as the average daily balance of loans increased by $1.0 billion, or 19.4%. The interest income increase from greater average loan balances was further enhanced by a 35 basis point increase in loan yield. The volume of new loans originated totaled $311.5 million and $477.9 million for the three months ended March 31, 2019 and 2018, respectively. The decreased originations compared to the same period last year is due to a slowing in demand for hybrid real estate loans. The weighted average rate on new loans for the three months ended March 31, 2019 was 4.62% as compared to 4.31% for the same period last year. The increasing rate was caused by a general rise in interest rates. Loan prepayment speeds were 13.66% and 11.53% during the three months ended March 31, 2019 and 2018, respectively. The weighted average rate on loan payoffs/curtailments during the three months ended March 31, 2019 was 4.19% as compared to 3.89% for the same period last year.

Total interest expense increased $14.5 million to $33.3 million for the three months ended March 31, 2019 from $18.8 million for the same period last year. Interest expense on deposits increased $12.4 million to $24.3 million for the three months ended March 31, 2019 from $11.9 million for the same period of last year. This increase is due to average daily deposit balances increasing by $1.0 billion, or 25.7%, from period to period, as well as cost of deposits increasing to 1.94% for the three months ended March 31, 2019, from 1.20% for the same period last year. Interest expense on advances from the FHLB increased by $2.0 million due to a 64 basis point increase in the cost of those advances as compared to the same period last year. The increase in the cost of deposits and FHLB advances were caused by deposit competition and rising interest rates. FHLB advances were further impacted by an extension in the duration of the portfolio during the quarter ended March 31, 2019 compared to the same period last year, which increased to a weighted average remaining maturity of 2.3 years at March 31, 2019 compared to 1.2 years at March 31, 2018. We use both deposits and FHLB advances to fund net loan growth. We also use FHLB advances, with or without embedded interest rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part I - Financial Information, Item 3. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

Provision for loan losses totaled $300 thousand for the three months ended March 31, 2019 as compared to $1.5 million for the same period last year. The lower loan loss provisions during the current quarter compared to the same period last year were primarily due to the sustained performance of our loan portfolio, improving credit quality and slower loan growth and corresponding loan originations. Nonperforming loans totaled $1.5 million, or 0.02% of total loans, at March 31, 2019, compared to $2.2 million, or 0.04% of total loans, at December 31, 2018. Our allowance for loan losses as a percentage of total loans was 0.56% at March 31, 2019 as compared to 0.60% and 0.56% at March 31, 2018 and December 31, 2018, respectively.

While loans in our portfolio occasionally become impaired, the loans, as individually analyzed and measured, often do not require a charge-off or reserve for loss. Nonperforming loans as a percentage of total loans decreased from 0.13% to 0.02% from March 31, 2018 to March 31, 2019. By dollar balance, 84% of those loans were current and paying as agreed at March 31, 2019. Our classified loans as a percentage of total loans increased slightly by 3 basis points, from 0.12% to 0.15%, over the same period last year.

Noninterest Income

Noninterest income increased by $355 thousand to $1.4 million for the three months ended March 31, 2019 from $1.0 million for the same period last year.

The following table presents the major components of our noninterest income:

	For the Three Months Ended March 31,
(Dollars in thousands)	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
Gain on sale of loans	$333	$—	$333	N/A
FHLB dividends	495	594	(99)	(16.7)%
Fee income	285	313	(28)	(8.9)%
Other	267	118	149	126.3%
Total noninterest income	$1,380	$1,025	$355	34.6%
The increase in noninterest income for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018, was primarily attributable to the $333 thousand gain on sale of loans during the current quarter. During the quarter ended March 31, 2019, the Bank sold $19.5 million of multifamily residential loans and $33.4 million of single family residential loans.

Noninterest Expense

Noninterest expense increased $1.5 million, or 10.4%, to $16.2 million for the three months ended March 31, 2019 from $14.7 million for the three months ended March 31, 2018.

The following table presents the components of our noninterest expense for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
(Dollars in thousands)	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$10,052	$9,619	$433	4.5%
Deposit insurance premium	498	432	66	15.3%
Professional and regulatory fees	441	398	43	10.8%
Occupancy	1,390	1,296	94	7.3%
Depreciation and amortization	665	714	(49)	(6.9)%
Data processing	919	788	131	16.6%
Marketing	1,154	213	941	441.8%
Other expenses	1,130	1,253	(123)	(9.8)%
Total noninterest expense	$16,249	$14,713	$1,536	10.4%

The increase in noninterest expense during the three months ended March 31, 2019 was primarily attributable to an increase of $941 thousand in marketing expenses related to deposit gathering efforts, as well as an increase of $433 thousand in compensation costs due to a decline in the deferral of loan origination costs caused by slower loan originations during the current quarter as compared the same period last year. Loan growth moderated during the current quarter due to a slowing in demand for hybrid real estate loans.

Income Tax Expense

For the three months ended March 31, 2019, we recorded income tax expense of $4.9 million as compared to $4.2 million for the same period last year with effective tax rates of 29.0% and 27.3%, respectively. The variance in effective rates was due to a non-recurring true-up to our deferred taxes recorded during the three months ended March 31, 2018 related to our 2017 tax returns.

Financial condition - As of March 31, 2019 and December 31, 2018

Total assets at March 31, 2019 were $7.0 billion, an increase of $54.8 million from December 31, 2018. The increase was primarily due to a $30.3 million, or 5.0%, increase in available for sale debt securities, a $13.6 million, or 0.2%, increase in loans held-for-investment and a $12.9 million, or 14.0%, increase in cash and cash equivalents. Absent loan sales of $52.9 million during the three months ended March 31, 2019, loan growth would have been $66.5 million. Total liabilities increased $47.7 million, or 0.7%, to $6.4 billion at March 31, 2019 from December 31, 2018. The increase in total liabilities was primarily attributable to growth in our deposits of $80.8 million, or 1.6%, partially offset by a decrease in FHLB advances of $33.5 million, or 2.9%, compared to December 31, 2018.

Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of both March 31, 2019 and December 31, 2018, our total loans amounted to $6.1 billion. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of March 31, 2019		As of December 31, 2018
(Dollars in thousands)	Amount	% of total	Amount	% of total
Real estate loans
Multifamily residential	$3,747,716	61.5%	$3,650,967	60.1%
Single family residential	2,141,989	35.2%	2,231,802	36.7%
Commercial real estate	190,082	3.1%	183,559	3.0%
Construction and land	13,188	0.2%	12,656	0.2%
Non-mortgage	100	—%	100	—%
Total loans before deferred items	6,093,075	100.0%	6,079,084	100.0%
Deferred loan costs, net	51,193		51,546
Total loans	$6,144,268		$6,130,630
Over the past few years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly. Our primary focus remains multifamily real estate lending, which constitutes 62% and 60% of our portfolio at March 31, 2019 and December 31, 2018, respectively. Single family residential lending is our secondary lending emphasis and represents 35% and 37% of our portfolio at March 31, 2019 and December 31, 2018, respectively.

We recognize that these two loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 549.5% and 540.0% as of March 31, 2019 and December 31, 2018, respectively. Our single family loans as a percentage of risk-based capital were 316.6% and 332.8% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At March 31, 2019, 59%, 27% and 12% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 59%, 28% and 12% for southern California counties, northern California counties and Washington, respectively, at December 31, 2018.

Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual evaluations of income property loans and semi-annual stress testing. We expect to continue growing our loan portfolio. We have placed more recent focus on originating non-residential commercial real estate loans in our core markets and we anticipate further geographic expansion of our single family and multifamily products into strategically selected West Coast markets.

We have a small portfolio of construction loans with commitments (funded and unfunded) totaling $18.3 million and $20.3 million at March 31, 2019 and December 31, 2018, respectively. As a result of the California fires impacting our local communities, and our desire to help rebuild homes in the affected areas, we re-established our construction lending program and we are actively pursuing opportunities to finance residential construction throughout our lending area.

The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Loan Inflows:
Multifamily residential	$198,385	$241,760
Single family residential	104,221	215,248
Commercial real estate	8,930	20,795
Construction and land	—	—
Non-mortgage	—	50
Total loans originated	311,536	477,853

Loan Outflows:
Loan principal reductions and payoffs	(247,216)	(200,117)
Portfolio loan sales	(52,850)	—
Other (1)	2,168	7,126
Total loan outflows	(297,898)	(192,991)
Net increase in total loan portfolio	$13,638	$284,862

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments and deferred loan costs and, to the extent applicable, may include foreclosures, charge-offs and negative amortization.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At March 31, 2019, our multifamily real estate portfolio had an average loan balance of $1.6 million, an average unit count of 15.6 units, a weighted average loan to value of 57.0% and a weighted average debt service coverage ratio of 1.49, as compared to an average loan balance of $1.6 million, an average unit count of 15.9 units, a weighted average loan to value of 57.1% and a weighted average debt service coverage ratio of 1.53 at December 31, 2018.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide refinancings. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At March 31, 2019, our single family residential real estate portfolio had an average loan balance of $908 thousand, a weighted average loan to value of 64.5% and a weighted average credit score at origination/refreshed of 751. At December 31, 2018, our single family residential real estate portfolio had an average loan balance of $889 thousand, a weighted average loan to value of 65.2% and a weighted average credit score at origination/refreshed of 751.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on non-residential commercial real estate. Our commercial real estate loans are generally used to finance the purchase of established multi-tenant industrial, office and retail sites. At March 31, 2019, our commercial real estate portfolio had an average loan balance of $2.1 million, a weighted average loan to value of 56.7% and a weighted average debt service coverage ratio of 1.53, as compared to an average loan balance of $2.1 million, a weighted average loan to value of 57.0% and a weighted average debt service coverage ratio of 1.55 at December 31, 2018. We intend to continue to emphasize this product through marketing and cross-selling efforts; however, we do not anticipate that the composition of our loan portfolio will materially change as a result of these efforts.

Other. Other categories of loans included in our portfolio include construction loans and non-mortgage loans. Construction loans currently consist primarily of single family construction projects. The non-mortgage loans in our portfolio were provided in support of community investment efforts.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
As of March 31, 2019:
Loans
Real estate mortgage loans:
Multifamily residential	$15	$1,420	$3,746,281	$3,747,716
Single family residential	1,446	1,072	2,139,471	2,141,989
Commercial real estate	805	1,646	187,631	190,082
Construction and land	10,317	447	2,424	13,188
Non-mortgage	—	—	100	100
Total loans	$12,583	$4,585	$6,075,907	$6,093,075

Fixed interest rates	$—	$432	$30,337	$30,769
Floating or adjustable rates	12,583	4,153	6,045,570	6,062,306
Total loans	$12,583	$4,585	$6,075,907	$6,093,075
As of December 31, 2018:
Loans
Real estate mortgage loans:
Multifamily residential	$31	$1,387	$3,649,549	$3,650,967
Single family residential	1,434	1,029	2,229,339	2,231,802
Commercial real estate	893	553	182,113	183,559
Construction and land	5,932	2,585	4,139	12,656
Non-mortgage	—	—	100	100
Total loans	$8,290	$5,554	$6,065,240	$6,079,084

Fixed interest rates	$—	$458	$59,736	$60,194
Floating or adjustable rates	8,290	5,096	6,005,504	6,018,890
Total loans	$8,290	$5,554	$6,065,240	$6,079,084
Our fixed interest rate loans are primarily secured by single family residential properties in conjunction with our efforts to provide affordable housing to low-to-moderate income individuals. Our floating/adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of 3 to 10 years and then convert to quarterly or semi-annual adjustments thereafter. As of March 31, 2019 and December 31, 2018, $3.7 billion and $3.6 billion, respectively, of our floating rate loans were at their floor rates. The weighted average minimum interest rate on these loans was 4.09% and 4.05% at March 31, 2019 and December 31, 2018, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.4 billion at both March 31, 2019 and 2018, respectively. These loans had a weighted average term to first repricing date of 3.64 years and 3.79 years at March 31, 2019 and 2018, respectively.

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

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Non-accrual loans
Multifamily residential portfolio	$557	$566
Single family residential portfolio	949	1,598
Commercial real estate	—	—
Construction and land	—	—
Non-mortgage	—	—
Total non-accrual loans	1,506	2,164
Real estate owned	—	—
Total nonperforming assets	$1,506	$2,164
Performing troubled debt restructurings	$3,511	$4,410
Allowance for loan losses to period end nonperforming loans	2303.59%	1585.67%
Nonperforming loans to period end loans	0.02%	0.04%
Nonperforming assets to total assets	0.02%	0.03%
Nonperforming loans plus performing TDRs to total loans	0.08%	0.11%

When assessing whether a loan should be placed on non-accrual status because contractual payment appears doubtful, consideration is given to the information we collect on an annual basis from multifamily and commercial real estate borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.

For the three months ended March 31, 2019, $3 thousand in interest income was recognized subsequent to a loan’s classification as non-accrual. For the three months ended March 31, 2018, no interest income was recognized subsequent to a loan’s classification as non-accrual. For the three months ended March 31, 2019 and 2018, the Company recorded $51 thousand and $54 thousand, respectively, of interest income related to performing TDR loans. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $22 thousand and $90 thousand during the three months ended March 31, 2019 and 2018, respectively.

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Allowance for loan losses at beginning of period	$34,314	$30,312
Charge-offs:
Total charge-offs	—	—
Recoveries:
Single family residential	3	3
Commercial real estate	—	90
Construction and land	75	75
Total recoveries	78	168
Net recoveries	78	168
Provision for loan losses	300	1,500
Allowance for loan losses at period end	$34,692	$31,980
Allowance for loan losses to period end loans held-for-investment	0.56%	0.60%
Annualized net recoveries to average loans	0.01%	0.01%

Investment Portfolio

Our investment portfolio is generally comprised of government agency securities which are high-quality liquid investments under Basel III. The portfolio is primarily maintained to serve as a contingent, on-balance sheet source of liquidity and as such, is kept unencumbered. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk which is reflective in the yields obtained on those securities. Most of our securities are classified as available for sale, although we occasionally purchase long-term fixed rate mortgage backed securities or municipal securities for community reinvestment purposes and classify those as held to maturity. In addition, we have equity securities which consist of investments in the CRA Qualified Investment Fund.

The following table presents the book value of our investment portfolio as of the dates indicated:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities (at fair value):
Government and Government Sponsored Entities:
Residential mortgage backed securities and collateralized mortgage obligations ("MBS and CMOs")	$179,804	27.17%	$192,113	30.41%
Commercial MBS and CMOs	324,774	49.07%	292,951	46.37%
Agency bonds	133,231	20.13%	122,488	19.39%
U.S. Treasury	986	0.15%	976	0.15%
Total available for sale debt securities	638,795	96.52%	608,528	96.32%
Held to maturity (at amortized cost):
Government Sponsored Entities:
Residential MBS	11,187	1.69%	11,593	1.83%
Other investments	263	0.04%	267	0.04%
Total held to maturity debt securities	11,450	1.73%	11,860	1.87%
Equity securities (at fair value)	11,582	1.75%	11,438	1.81%
Total investment securities	$661,827	100.00%	$631,826	100.00%

At March 31, 2019, there was no issuer, other than U.S. government agencies where the aggregate book value or market value of such issuer’s securities held by the Company exceeded 10% of our stockholders’ equity.

Liabilities

Total liabilities increased $47.7 million, or 0.7%, to $6.4 billion at March 31, 2019 from December 31, 2018. The increase in total liabilities was primarily attributable to growth in our deposits of $80.8 million, or 1.6%, partially offset by a decrease in FHLB advances of $33.5 million, or 2.9%, compared to December 31, 2018.

Deposits

Representing 79.4% of our total liabilities as of March 31, 2019, deposits are our primary source of funding for our business operations. We believe we will maintain and grow our deposit customer base in the current rate environment based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure, "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with new emphasis placed on specialty, business and online affiliations, and transactional deposits. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits from deposit brokers.

Total deposits increased by $80.8 million, or 1.6%, to $5.1 billion at March 31, 2019 from $5.0 billion as of December 31, 2018. Wholesale deposits increased $143.6 million while retail deposits decreased $62.9 million. The decline in retail deposits was primarily attributable to our discipline in connection with deposit pricing.  As we focused on deposit pricing, we supplemented our fundings with wholesale deposits, which offered a competitive alternative during the current quarter. The proportion of time deposits in the total deposit portfolio has grown over the past year with our efforts to extend maturities, as well as customer preference for time deposits in the current rate environment. Given our consistently high retention rate at renewal and average age of our deposit relationships, we consider all our retail deposits, including time deposits, to be core deposits.

Our loan to deposit ratio was 120.91% and 122.59% at March 31, 2019 and December 31, 2018, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than the high-quality liquid investments that we typically hold for contingent liquidity purposes.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended March 31,
	2019			2018
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing transaction accounts	$41,407	—%	0.8%	$31,406	—%	0.8%
Interest-bearing transaction accounts	220,225	1.31%	4.4%	193,268	0.84%	4.8%
Money market demand accounts	1,351,938	1.18%	26.8%	1,507,614	0.88%	37.6%
Time deposits	3,426,550	2.28%	68.0%	2,274,818	1.44%	56.8%
Total	$5,040,120	1.94%	100.0%	$4,007,106	1.20%	100.0%

The following table sets forth the maturity of time deposits as of March 31, 2019:

(Dollars in thousands except for column headings)	Under $100,000	$100,000 and greater
Remaining maturity:
Three months or less	$690,365	$517,526
Over three through six months	54,385	320,492
Over six through twelve months	156,201	829,445
Over twelve months	163,768	791,005
Total	$1,064,719	$2,458,468
Percent of total deposits	20.95%	48.38%

The Company had certificates of deposit that meet or exceed the FDIC Insurance limit of $250 thousand of $1.3 billion and $1.2 billion at March 31, 2019 and December 31, 2018, respectively. At the same dates, the Company had $611.2 million and $467.5 million, respectively, of brokered deposits.

FHLB Advances and Other Borrowings

In addition to deposits, we utilize short and long-term collateralized FHLB borrowings to fund our loan growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances decreased $33.5 million, or 2.9%, to $1.1 billion at March 31, 2019 compared to December 31, 2018. As of March 31, 2019 and December 31, 2018, the Bank pledged as collateral a $62.6 million FHLB letter of credit related to our multifamily securitization reimbursement obligation. In addition, the Bank pledged as collateral a $5.5 million FHLB letter of credit in connection with a time deposit with the State of California Treasurer's Office at March 31, 2019.

Historically, we have utilized other instruments such as trust preferred securities and senior debt at the bank holding company level as a source of capital for our Bank to support asset growth. We have established two trusts (the "Trusts") of which we own all the common securities, that have issued trust preferred securities, ("Trust Securities"), to investors in private placement transactions. The proceeds of the securities qualify as Tier 1 capital under the final Dodd Frank regulations for community banks with total assets less than $15 billion. In accordance with GAAP, the Trusts are not consolidated in our unaudited consolidated statements of financial condition but rather the common securities are included in our other assets and the junior subordinated debentures ("Notes") issued to the Trusts are shown as a liability. The following table is a summary of our outstanding Trust Securities and related Notes as of the dates indicated (dollars in thousands):

	March 31, 2019		December 31, 2018		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	3.99%	$41,238	4.17%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	4.23%	$20,619	4.41%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
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

The following table presents information regarding our FHLB advances and other borrowings as of and for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
FHLB advances
Average amount outstanding during the period	$1,124,269	$1,070,087
Maximum amount outstanding at any month-end during the period	1,186,827	1,158,153
Balance outstanding at end of period	1,109,625	1,158,153
Weighted average maturity (in years)	2.3	1.2
Weighted average interest rate at end of period	2.35%	1.98%
Weighted average interest rate during the period	2.44%	1.80%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857
Weighted average maturity (in years)	17.8	18.8
Weighted average interest rate at end of period	4.07%	3.58%
Weighted average interest rate during the period	4.27%	3.15%

Senior unsecured term notes
Balance outstanding at end of period	$94,324	$94,195
Weighted average maturity (in years)	5.6	6.6
Weighted average interest rate at end of period	6.68%	6.70%
Weighted average interest rate during the period	6.68%	6.70%

Our level of FHLB advances can fluctuate on a daily basis depending on our funding needs and the availability of other sources of funds to satisfy those needs. Short-term advances allow us flexibility in funding particularly when planned transactions will yield an immediate large inflow of cash.

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of the dates indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Outstanding at period end	$57,500	$480,500
Average amount outstanding	142,974	457,425
Maximum amount outstanding at any month end	209,700	495,700
Weighted average interest rate:
During period	2.57%	1.61%
End of period	2.60%	1.90%

Stockholders’ Equity

Stockholders’ equity totaled $588.3 million and $581.1 million at March 31, 2019 and December 31, 2018, respectively. The increase in stockholders' equity is primarily related to net income of $12.0 million, less dividends paid of $3.3 million and stock repurchases of $3.9 million during the three months ended March 31, 2019.

During the quarter ended March 31, 2019, the Company repurchased 393,000 shares in connection with its stock repurchase program at an average price of $9.88 per share and a total cost of $3.9 million.

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

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commitments to fund loans held-for-investment	$89,151	$70,858

In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $1.4 million as of both March 31, 2019 and December 31, 2018, which is included in other liabilities and accrued expenses on the unaudited consolidated statements of financial condition.

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

Contractual Obligations

The following table presents, as of March 31, 2019, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", Note 14. ‘‘Commitments and Contingencies,’’ in the notes to our unaudited consolidated financial statements.

		Payments Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$3,523,187	$2,568,414	$941,628	$13,145	$—
FHLB advances (1)	1,109,625	432,500	275,600	400,750	775
Senior debt (1)	95,000	—	—	—	95,000
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases	16,473	5,027	7,089	3,184	1,173
Significant contract (2)	3,330	1,580	1,750	—	—
Total	$4,809,472	$3,007,521	$1,226,067	$417,079	$158,805

(1) Amounts exclude interest
(2) We have one significant, long-term contract for core processing services which expires May 9, 2021. The actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using our current year to date average monthly expense extrapolated over the remaining life of the contract.

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

Our total deposits at March 31, 2019 and December 31, 2018 were $5.1 billion and $5.0 billion, respectively. Based on the values of loans pledged as collateral, we had $664.3 million of additional borrowing capacity with the FHLB at March 31, 2019. Based on the values of loans pledged as collateral, we had $176.6 million of borrowing capacity with the FRB at March 31, 2019. There were no outstanding advances with the FRB at March 31, 2019. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at March 31, 2019, none of which was advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Cash balances at correspondent banks, including amounts at the FRB, totaled $104.6 million at March 31, 2019.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of March 31, 2019 and December 31, 2018, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At March 31, 2019, the capital conservation buffer was 2.50%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of March 31, 2019
Tier 1 Leverage Ratio	$649,614	9.32%	$278,834	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	587,757	14.79%	178,859	4.50%	$278,226	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	649,614	16.34%	238,479	6.00%	337,845	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	685,885	17.26%	317,972	8.00%	417,338	10.50%	N/A	N/A
As of December 31, 2018
Tier 1 Leverage Ratio	$644,344	9.42%	$273,544	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	582,487	14.74%	177,873	4.50%	$251,986	6.38%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	644,344	16.30%	237,164	6.00%	311,277	7.88%	N/A	N/A
Total Risk-Based Capital Ratio	679,841	17.20%	316,218	8.00%	390,332	9.88%	N/A	N/A
Luther Burbank Savings
As of March 31, 2019
Tier 1 Leverage Ratio	$723,042	10.38%	$278,752	4.00%	N/A	N/A	$348,440	5.00%
Common Equity Tier 1 Risk-Based Ratio	723,042	18.20%	178,776	4.50%	$278,095	7.00%	258,231	6.50%
Tier 1 Risk-Based Capital Ratio	723,042	18.20%	238,367	6.00%	337,687	8.50%	317,823	8.00%
Total Risk-Based Capital Ratio	759,413	19.11%	317,823	8.00%	417,143	10.50%	397,279	10.00%
As of December 31, 2018
Tier 1 Leverage Ratio	$728,414	10.65%	$273,469	4.00%	N/A	N/A	$341,836	5.00%
Common Equity Tier 1 Risk-Based Ratio	728,414	18.43%	177,820	4.50%	$251,912	6.38%	256,851	6.50%
Tier 1 Risk-Based Capital Ratio	728,414	18.43%	237,094	6.00%	311,185	7.88%	316,125	8.00%
Total Risk-Based Capital Ratio	763,911	19.33%	316,125	8.00%	390,217	9.88%	395,156	10.00%

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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at March 31, 2019. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
March 31, 2019
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(38.5)	(30.8)%
+300 BP	(25.5)	(20.4)%
+200 BP	(14.2)	(11.4)%
+100 BP	(6.0)	(4.8)%
-100 BP	5.7	4.5%
-200 BP	9.2	7.4%
The NII at Risk reported at March 31, 2019 reflects that our earnings are in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. All NII stress tests measures were within our board established limits.
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

Interest Rate Risk to Capital (EVE)
March 31, 2019
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(343.2)	(55.5)%
+300 BP	(227.5)	(36.8)%
+200 BP	(131.4)	(21.3)%
+100 BP	(56.4)	(9.1)%
-100 BP	49.7	8.0%
-200 BP	99.3	16.1%
The EVE at Risk reported at March 31, 2019 reflects that our market value of capital is in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. All EVE stress tests measures were within our board established limits.
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
We typically utilize stand-alone interest rate caps and FHLB advances with embedded interest rate caps to hedge our liability sensitive interest rate risk position. The stand-alone caps are derivative instruments that have been designated as cash flow hedges of variable rate borrowings. These interest rate cap agreements are recorded at fair value with changes in fair value reflected in other comprehensive income and the fair value of these derivatives is recorded on the unaudited consolidated statements of financial condition in other assets and other liabilities. The interest rate caps embedded in FHLB advances do not qualify as derivative contracts. The cost of these contracts is inseparable from the cost of the advances and, as such is included in interest expense in our unaudited consolidated statements of income.
The following table summarizes our one derivative instrument and FHLB borrowings with embedded caps utilized by us as interest rate risk hedge positions as of March 31, 2019:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate cap	Cash flow hedge	1	50,000	$—	$—
FHLB fixed rate advance	With embedded cap	3	75,000	—	—
FHLB fixed rate advance	With embedded cap	6	75,000	—	—
FHLB fixed rate advance	With embedded cap	7	30,000	—	—
FHLB fixed rate advance	With embedded cap	7	45,000	—	—
FHLB variable rate advance	With embedded cap	11	50,000	—	—
FHLB fixed rate advance	With embedded cap	13	50,000	—	—
FHLB variable rate advance	With embedded cap	23	100,000	—	—
FHLB fixed rate advance	With embedded cap	23	50,000	—	—
			$525,000	$—	$—
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO and all positions over and above the minimum transfer amounts are secured by marketable securities or cash.

Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2019, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II.

Item 1. Legal Proceedings
From time to time, we are party to legal actions that are routine and incidental to our business. Given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, we, like all banking organizations, are subject to heightened regulatory compliance and legal risk. However, based on available information, management does not expect the ultimate disposition of any or a combination of these actions to have a material adverse effect on our business, financial condition and results of operation.

Item 1A. Risk Factors
There were no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company's monthly repurchases of equity securities during the three months ended March 31, 2019 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (1)
January 1-31, 2019	64,800	$9.34	64,800	$12,900
February 1-28, 2019	94,400	9.81	94,400	11,974
March 1-31, 2019	233,800	10.05	233,800	9,624
Total	393,000	$9.88	393,000	$9,624
(1) In August 2018, the Company's Board of Directors authorized the purchase of up to $15.0 million of the Company's common stock from August 17, 2018 through December 31, 2019 (the "Repurchase Program"), which was announced by press release and Current Report on Form 8-K on August 16, 2018 and August 17, 2018, respectively. Under the Repurchase Program, the Company may acquire its common stock in the open market or in privately negotiated transactions, including 10b5-1 plans. The Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without notice. In December 2018, the Company adopted a systematic stock repurchase plan in accordance with, and as part of, the Repurchase Program. The plan was effective from December 17, 2018 until two days following the Company's release of its 2018 year-end financial results and was announced by press release and Current Report on Form 8-K on December 14, 2018. In January 2019, the Company adopted a systematic stock repurchase plan in accordance with, and as part of, the Repurchase Program. The plan is effective from January 31, 2019 until December 31, 2019 and was announced by press release and Current Report on Form 8-K on February 1, 2019. These plans were adopted under the guidelines specified by Rule 10b5-1 and under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and the Company's Insider Trading Policy.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.
Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Luther Burbank Corporation		S-1	333-221455	3.1	11/9/2017
3.2	Amended and Restated Bylaws of Luther Burbank Corporation		S-1	333-221455	3.2	11/9/2017
4.1	Specimen Certificate for Common Stock		S-1	333-221455	4.1	11/9/2017
4.2	Indenture, dated as of March 30, 2006 between Luther Burbank Corporation and Wilmington Trust Company, as trustee (1)
4.3	Amended and Restated Declaration of Trust, dated as of March 30, 2006, between Luther Burbank Corporation and Wilmington Trust Company, as trustee, and the named Administrators (1)
4.4	Guarantee Agreement dated as of March 30, 2006, between Luther Burbank Corporation and Wilmington Trust Company, as trustee (1)
4.5	Indenture, dated as of March 30, 2007, between Luther Burbank Corporation and Wilmington Trust Company, as trustee (1)
4.6	Amended and Restated Declaration of Trust, dated as of March 30, 2007, between Luther Burbank Corporation and Wilmington Trust Company, as trustee, and the named Administrators (1)
4.7	Guarantee Agreement dated as of March 30, 2007, between Luther Burbank Corporation and Wilmington Trust Company, as trustee (1)
10.1	Employment Agreement, dated as of November 6, 2017 between Luther Burbank Corporation and John G. Biggs		S-1	333-221455	10.2	11/9/2017
10.2	Employment Agreement, dated as of August 1, 2016, between Luther Burbank Savings and Laura Tarantino		S-1	333-221455	10.3	11/9/2017
10.3	Employment Agreement, dated as of August 1, 2016, between Luther Burbank Savings and Liana Prieto		S-1	333-221455	10.4	11/9/2017
10.4	Amended and Restated Salary Continuation Agreement, dated as of April 25, 2006, between Luther Burbank Savings and Victor S. Trione		S-1	333-221455	10.5	11/9/2017
10.5	First Amendment to Amended and Restated Salary Continuation Agreement, dated as of December 5, 2008, between Luther Burbank Savings and Victor S. Trione		S-1	333-221455	10.6	11/9/2017
10.6	Second Amendment to Amended and Restated Salary Continuation Agreement, dated as of May 2, 2016, between Luther Burbank Savings and Victor S. Trione		S-1	333-221455	10.7	11/9/2017
10.7	Amended and Restated Salary Continuation Agreement, dated as of January 1, 2005, between Luther Burbank Savings and John G. Biggs		S-1	333-221455	10.8	11/9/2017
10.8	First Amendment to Amended and Restated Salary Continuation Agreement, dated as of December 5, 2008, between Luther Burbank Savings and John G. Biggs		S-1	333-221455	10.9	11/9/2017
10.9	Salary Continuation Agreement, dated as of April 25, 2006, between Luther Burbank Savings and Laura Tarantino		S-1	333-221455	10.10	11/9/2017
10.10	First Amendment to Salary Continuation Agreement, dated as of December 5, 2008, between Luther Burbank Savings and Laura Tarantino		S-1	333-221455	10.11	11/9/2017

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.11	Form of Indemnification Agreement, dated November 11, 2011, between Luther Burbank Corporation and each of John G. Biggs, Bradley M. Shuster and Victor S. Trione, and dated August 28, 2014 between Luther Burbank Corporation and Anita Gentle Newcomb		S-1	333-221455	10.12	11/9/2017
10.12	Form of Indemnification Agreement, dated as of November 17, 2011 between Luther Burbank Savings and John G. Biggs, Bradley M. Shuster and Victor S. Trione, and dated August 28, 2014 between Luther Burbank Savings and Anita Gentle Newcomb		S-1	333-221455	10.13	11/9/2017
10.13	Form of Indemnification Agreement between Luther Burbank Savings and each of Laura Tarantino (dated March 15, 2012), John Cardamone (dated April 24, 2014) and Liana Prieto (dated August 2, 2014)		S-1	333-221455	10.14	11/9/2017
10.14	Luther Burbank Corporation Executive Change in Control Severance Plan		S-1	333-221455	10.15	11/9/2017
10.15	Form of Senior Note Purchase Agreement dated September 29, 2014		S-1	333-221455	10.16	11/9/2017
10.16	Form of Senior Note due September 30, 2024		S-1	333-221455	10.17	11/9/2017
10.17	S Corp Termination and Tax Sharing Agreement		10-K	001-38317	10.17	3/16/2018
10.18	Luther Burbank Corporation Omnibus Equity and Incentive Compensation Plan		S-1	333-221455	10.19	11/9/2017
10.19	Second Amendment to Amended and Restated Salary Continuation Agreement, dated as of November 6, 2017 between Luther Burbank Savings and John G. Biggs		S-1	333-221455	10.21	11/9/2017
10.20	Retirement and Consulting Agreement and General Release of Claims by and between Luther Burbank Corporation and John G. Biggs, dated November 30, 2018		8-K	001-38317	10.1	12/6/2018
10.21	Employment Agreement by and between Luther Burbank Corporation and Simone Lagomarsino, dated November 30, 2018		8-K	001-38317	10.2	12/6/2018
10.22	Amended and Restated Employment Agreement by and between Luther Burbank Corporation and Laura Tarantino, dated November 30, 2018		8-K	001-38317	10.3	12/6/2018
10.23	Amended and Restated Employment Agreement by and between Luther Burbank Corporation and Liana Prieto, dated November 30, 2018		8-K	001-38317	10.4	12/6/2018
10.24	Second Amendment to the Salary Continuation Agreement between Luther Burbank Savings and Laura Tarantino, dated November 30, 2018		8-K	001-38317	10.5	12/6/2018
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*	X
32.1	Section 1350 Certification of Chief Executive Officer*	X
32.2	Section 1350 Certification of Chief Financial Officer*	X
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income (Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders' Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

		X

(1) Not filed in accordance with the provision of Item 601(b)(4)(v) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUTHER BURBANK CORPORATION

DATED:	MAY 10, 2019	By: /s/ Simone Lagomarsino
Simone Lagomarsino
President and Chief Executive Officer

DATED:	MAY 10, 2019	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer