Form 10-Q
period 2019-06-30
Luther Burbank Corp
filed 2019-08-09
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

Securities Registered Under Section 12(b) of the Act
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of August 2, 2019, there were 56,146,949 shares of the registrant’s common stock, no par value, outstanding.

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

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Cash and cash equivalents	$93,912	$91,697
Available for sale debt securities, at fair value	638,245	608,528
Held to maturity debt securities, at amortized cost (fair value of $11,276 and $11,625 at June 30, 2019 and December 31, 2018, respectively)	11,203	11,860
Equity securities, at fair value	11,749	11,438
Loans held for sale	10,555	—
Loans receivable, net of allowance for loan losses of $35,221 and $34,314 as of June 30, 2019 and December 31, 2018, respectively	6,231,537	6,096,316
Accrued interest receivable	21,947	20,220
Federal Home Loan Bank ("FHLB") stock, at cost	32,668	31,823
Premises and equipment, net	20,051	20,981
Goodwill	3,297	3,297
Prepaid expenses and other assets	39,173	41,052
Total assets	$7,114,337	$6,937,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,234,490	$5,001,040
FHLB advances	1,068,817	1,143,132
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $645 and $707 at June 30, 2019 and December 31, 2018, respectively)	94,355	94,293
Accrued interest payable	5,002	4,307
Other liabilities and accrued expenses	52,349	51,438
Total liabilities	6,516,870	6,356,067

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, no par value; 100,000,000 shares authorized; 55,982,491 and 56,379,066 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	449,825	456,378
Retained earnings	146,514	129,806
Accumulated other comprehensive gain (loss), net of taxes	1,128	(5,039)
Total stockholders' equity	597,467	581,145
Total liabilities and stockholders' equity	$7,114,337	$6,937,212

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and fee income:
Loans	$61,015	$51,343	$122,068	$97,906
Investment securities	4,118	2,901	8,043	5,372
Cash and cash equivalents	522	442	922	689
Total interest and fee income	65,655	54,686	131,033	103,967
Interest expense:
Deposits	26,471	14,560	50,759	26,492
FHLB advances	6,410	6,823	13,182	11,643
Junior subordinated deferrable interest debentures	632	567	1,283	1,054
Senior debt	1,574	1,577	3,149	3,154
Total interest expense	35,087	23,527	68,373	42,343
Net interest income before provision for loan losses	30,568	31,159	62,660	61,624
Provision for loan losses	450	1,300	750	2,800
Net interest income after provision for loan losses	30,118	29,859	61,910	58,824
Noninterest income:
Gain on sale of loans	197	—	530	—
FHLB dividends	552	509	1,047	1,103
Other income	739	308	1,291	739
Total noninterest income	1,488	817	2,868	1,842
Noninterest expense:
Compensation and related benefits	8,614	9,199	18,666	18,818
Deposit insurance premium	487	467	985	899
Professional and regulatory fees	457	503	898	901
Occupancy	1,399	1,304	2,789	2,600
Depreciation and amortization	664	694	1,329	1,408
Data processing	945	807	1,864	1,595
Marketing	1,071	561	2,225	774
Other expenses	1,072	1,387	2,202	2,640
Total noninterest expense	14,709	14,922	30,958	29,635
Income before provision for income taxes	16,897	15,754	33,820	31,031
Provision for income taxes	5,239	4,528	10,152	8,703
Net income	$11,658	$11,226	$23,668	$22,328

Basic earnings per common share	$0.21	$0.20	$0.42	$0.40
Diluted earnings per common share	$0.21	$0.20	$0.42	$0.39
Dividends per common share	$0.06	$0.06	$0.12	$0.17

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$11,658	$11,226	$23,668	$22,328
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities:
Unrealized holding gain (loss) arising during the period	5,469	(941)	7,973	(3,912)
Tax effect	(1,585)	272	(2,309)	1,115
Net of tax	3,884	(669)	5,664	(2,797)
Unrealized gain on cash flow hedge:
Unrealized holding gain arising during the period	—	192	147	373
Tax effect	—	(55)	(43)	(107)
Net of tax	—	137	104	266
Total other comprehensive income (loss)	3,884	(532)	5,768	(2,531)
Comprehensive income	$15,542	$10,694	$29,436	$19,797

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive (Loss) Income (Net of Taxes)		Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities	Cash Flow Hedge
	Shares	Amount
Balance, March 31, 2018	56,561,055	$455,251	$105,750	$(6,813)	$(437)	$553,751
Comprehensive income:
Net income	—	—	11,226	—	—	11,226
Other comprehensive (loss) income	—	—	—	(669)	137	(532)
Restricted stock forfeitures	(1,400)	(2)	—	—	—	(2)
Stock based compensation expense	—	1,040	—	—	—	1,040
Cash dividends ($0.06 per share)	—	—	(3,303)	—	—	(3,303)
Balance, June 30, 2018	56,559,655	$456,289	$113,673	$(7,482)	$(300)	$562,180

Balance, March 31, 2019	56,351,781	$452,931	$138,123	$(2,756)	$—	$588,298
Comprehensive income:
Net income	—	—	11,658	—	—	11,658
Other comprehensive income	—	—	—	3,884	—	3,884
Issuance of restricted stock awards	24,121	—	—	—	—	—
Settled restricted stock units	9,677	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(3,119)	(33)	—	—	—	(33)
Restricted stock forfeitures	(33,268)	(129)	9	—	—	(120)
Stock based compensation expense	—	805	—	—	—	805
Shares repurchased	(366,701)	(3,749)	—	—	—	(3,749)
Cash dividends ($0.06 per share)	—	—	(3,276)	—	—	(3,276)
Balance, June 30, 2019	55,982,491	$449,825	$146,514	$1,128	$—	$597,467

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive (Loss) Income (Net of Taxes)		Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities	Cash Flow Hedge
	Shares	Amount
Balance, December 31, 2017	56,422,662	$454,287	$102,459	$(6,214)	$(787)	$549,745
Comprehensive income:
Net income	—	—	22,328	—	—	22,328
Other comprehensive (loss) income	—	—	—	(2,797)	266	(2,531)
Reclassification of prior year tax benefit related to re-measuring deferred taxes on items recorded to other comprehensive income	—	—	(1,750)	1,529	221	—
Issuance of restricted stock awards	131,140	—	—	—	—	—
Settled restricted stock units	12,710	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(4,057)	(49)	—	—	—	(49)
Restricted stock forfeitures	(2,800)	(3)	—	—	—	(3)
Stock based compensation expense	—	2,054	—	—	—	2,054
Cash dividends ($0.17 per share)	—	—	(9,364)	—	—	(9,364)
Balance, June 30, 2018	56,559,655	$456,289	$113,673	$(7,482)	$(300)	$562,180

Balance, December 31, 2018	56,379,066	$456,378	$129,806	$(4,935)	$(104)	$581,145
Cumulative effect of change in accounting principal (1)	—	—	(399)	399	—	—
Comprehensive income:
Net income	—	—	23,668	—	—	23,668
Other comprehensive income	—	—	—	5,664	104	5,768
Issuance of restricted stock awards	321,784	—	—	—	—	—
Settled restricted stock units	121,979	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(44,641)	(437)	—	—	—	(437)
Restricted stock forfeitures	(35,996)	(131)	10	—	—	(121)
Stock based compensation expense	—	1,645	—	—	—	1,645
Shares repurchased	(759,701)	(7,630)	—	—	—	(7,630)
Cash dividends ($0.12 per share)	—	—	(6,571)	—	—	(6,571)
Balance, June 30, 2019	55,982,491	$449,825	$146,514	$1,128	$—	$597,467

(1) Represents the impact of adopting Accounting Standards Update ("ASU") 2016-01. See Note 1 to the unaudited consolidated financial statements for further information.

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$23,668	$22,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,329	1,408
Provision for loan losses	750	2,800
Amortization of deferred loan costs, net	6,563	4,634
Amortization of premiums on investment securities, net	658	1,060
Gain on sale of loans	(530)	—
Stock based compensation expense, net of forfeitures	1,514	2,051
Change in fair value of mortgage servicing rights	463	387
Change in fair value of equity securities	(311)	—
Other items, net	(370)	(34)
Effect of changes in:
Accrued interest receivable	(1,727)	(3,409)
Accrued interest payable	695	1,523
Prepaid expenses and other assets	(200)	504
Other liabilities and accrued expenses	876	(10,575)
Net cash provided by operating activities	33,378	22,677
Cash flows from investing activities:
Proceeds from maturities and paydowns of available for sale debt securities	32,322	40,422
Proceeds from maturities and paydowns of held to maturity debt securities	643	273
Purchases of available for sale debt securities	(54,712)	(125,126)
Purchases of held to maturity debt securities	—	(5,375)
Net increase in loans receivable	(194,233)	(719,333)
Proceeds from loans held for sale previously classified as portfolio loans	51,606	—
Purchase of loan	(10,052)	—
Purchase of FHLB stock, net	(845)	(5,262)
Purchase of premises and equipment	(399)	(826)
Net cash used in investing activities	(175,670)	(815,227)
Cash flows from financing activities:
Net increase in customer deposits	233,450	640,917
Proceeds from long-term FHLB advances	200,000	425,000
Repayment of long-term FHLB advances	(125,015)	(14)
Net change in short-term FHLB advances	(149,300)	(263,500)
Shares withheld for taxes on vested restricted stock	(437)	(49)
Shares repurchased	(7,630)	—
Cash paid for dividends	(6,561)	(9,364)
Net cash provided by financing activities	144,507	792,990
Increase in cash and cash equivalents	2,215	440
Cash and cash equivalents, beginning of period	91,697	75,578
Cash and cash equivalents, end of period	$93,912	$76,018
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$67,678	$40,820
Income taxes	$10,916	$10,994
Non-cash investing activity:
Loans transferred to held for sale	$61,751	$21,575

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2019.

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

Reclassifications

Certain prior balances in the unaudited consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on prior year net income or stockholders’ equity.

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

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$11,658	$11,226	$23,668	$22,328

Weighted average basic common shares outstanding	56,108,618	56,190,970	56,314,213	56,190,970
Add: Dilutive effects of assumed vesting of restricted stock	182,770	629,106	192,829	596,645
Weighted average diluted common shares outstanding	56,291,388	56,820,076	56,507,042	56,787,615

Income per common share:
Basic EPS	$0.21	$0.20	$0.42	$0.40
Diluted EPS	$0.21	$0.20	$0.42	$0.39
Anti-dilutive shares not included in calculation of diluted earnings per share	5,762	—	6,701	—
New Financial Accounting Standards

FASB ASU 2016-01

In January 2016, the FASB issued ASU 2016-01 which provided guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This update contains several provisions, including but not limited to (1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and (4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The update also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The update was effective for public business entities ("PBEs") for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As an emerging growth company, the Company was permitted to adopt this guidance on January 1, 2019 and, as a result, reclassified $399 thousand of unrealized losses on equity securities from other comprehensive income to retained earnings. Additionally, $11.4 million of equity securities were reclassified from available for sale securities to equity securities. Subsequent changes in the unrealized gain or loss on equity securities will be recorded through other noninterest income. See Note 2 to the unaudited consolidated financial statements for further discussion.

FASB ASU 2017-12

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, which changes the recognition and presentation requirements of hedge accounting, including: eliminating the requirement to separately measure and report hedge ineffectiveness;

and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for applying hedge accounting to additional hedging strategies; measuring the hedged item in fair value hedges of interest rate risk; reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method; and reducing the risk of material error correction if a company applies the shortcut method inappropriately. ASU 2017-12 was effective for PBEs for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. As an emerging growth company, the Company had the option to adopt this guidance on December 31, 2020, but has elected to early adopt effective April 1, 2019. The guidance did not have a material impact on the Company’s operating results or financial condition on the date of adoption; however, during the quarter ended June 30, 2019, the Company entered into a fair value hedge to hedge certain fixed rate loans held for investment. The hedge is expected to be highly effective in offsetting changes in the fair value of the hedged loans. The related hedging relationship is designated as a fair value hedge under the “last-of-layer” method, a new approach provided by ASU 2017-12. Gains and losses on the derivative instrument designated as a fair value hedge, as well as changes in fair value on the hedged items, are recorded in interest income for loans, net in the unaudited consolidated statements of income. See Note 10 to the unaudited consolidated financial statements for further discussion.

2.	INVESTMENT SECURITIES

Available for Sale
The following tables summarize the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2019:
Government and Government Sponsored Entities:
Residential mortgage backed securities and collateralized mortgage obligations ("MBS and CMOs")	$170,089	$304	$(819)	$169,574
Commercial MBS and CMOs	330,917	3,693	(1,045)	333,565
Agency bonds	134,641	34	(570)	134,105
U.S. Treasury	1,007	—	(6)	1,001
Total available for sale debt securities	$636,654	$4,031	$(2,440)	$638,245
At December 31, 2018:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$194,297	$339	$(2,523)	$192,113
Commercial MBS and CMOs	294,276	979	(2,304)	292,951
Agency bonds	125,329	7	(2,848)	122,488
U.S. Treasury	1,008	—	(32)	976
Total available for sale debt securities	$614,910	$1,325	$(7,707)	$608,528
Net unrealized gains (losses) on available for sale investment securities are recorded as accumulated other comprehensive income (loss) within stockholders’ equity and totaled $1.1 million and $(4.9) million, net of $(463) thousand and $2.0 million in tax (liabilities) assets at June 30, 2019 and December 31, 2018, respectively. With the exception of the adoption of ASU 2016-01 as discussed in Note 1 to the unaudited consolidated financial statements, there were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities during the three or six months ended June 30, 2019 and 2018.

The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Residential MBS and CMOs	$25,920	$(92)	$77,642	$(727)	$103,562	$(819)
Commercial MBS and CMOs	31,754	(227)	106,257	(818)	138,011	(1,045)
Agency bonds	9,822	(12)	106,847	(558)	116,669	(570)
U.S. Treasury	—	—	1,001	(6)	1,001	(6)
Total available for sale debt securities	$67,496	$(331)	$291,747	$(2,109)	$359,243	$(2,440)
At June 30, 2019, the Company held 77 residential MBS and CMOs of which 49 were in a loss position and 32 had been in a loss position for twelve months or more. The Company held 39 commercial MBS and CMOs of which 17 were in a loss position and 12 had been in a loss position for twelve months or more. The Company held 15 agency bonds of which 12 were in a loss position and had been for twelve months or more. The Company held 1 U.S. Treasury note at June 30, 2019. This note was in a loss position for greater than 12 months.

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
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019 and December 31, 2018.
As of June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.

Held to Maturity
The following tables summarize the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of June 30, 2019:
Government Sponsored Entities:
Residential MBS	$11,117	$120	$(47)	$11,190
Other investments	86	—	—	86
Total held to maturity investment securities	$11,203	$120	$(47)	$11,276
As of December 31, 2018:
Government Sponsored Entities:
Residential MBS	$11,593	$27	$(262)	$11,358
Other investments	267	—	—	267
Total held to maturity investment securities	$11,860	$27	$(262)	$11,625
The following tables summarize the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
As of June 30, 2019:
Government Sponsored Entities:
Residential MBS	$—	$—	$2,795	$(47)	$2,795	$(47)
As of December 31, 2018:
Government Sponsored Entities:
Residential MBS	$6,481	$(111)	$3,739	$(151)	$10,220	$(262)
At June 30, 2019, the Company had 7 held to maturity residential MBS of which 2 were in a loss position and had been for twelve months or more. At December 31, 2018, the Company held 7 held to maturity residential MBS of which 6 were in a loss position and 3 had been in a loss position for twelve months or more.
The unrecognized losses on the Company’s held to maturity investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019 and December 31, 2018.

The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of June 30, 2019:

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
One to five years	$118,412	$117,851
Five to ten years	4,402	4,407
Beyond ten years	12,834	12,848
MBS and CMOs	501,006	503,139
Total available for sale debt securities	$636,654	$638,245
Held to maturity investments securities
Beyond ten years	$86	$86
MBS	11,117	11,190
Total held to maturity debt securities	$11,203	$11,276
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities and collateralized mortgage obligations are not included in the maturity categories above and instead are shown separately. No securities were pledged as of June 30, 2019 and December 31, 2018.

Equity Securities

Equity securities consist of investments in the CRA Qualified Investment Fund. At June 30, 2019 and December 31, 2018, the fair value of equity securities totaled $11.7 million and $11.4 million, respectively. Prior to January 1, 2019, equity securities were included with available for sale investment securities and stated at fair value with unrealized gains and losses reported in other comprehensive income. As of January 1, 2019, $399 thousand of unrealized losses on equity securities were reclassified from other comprehensive income to retained earnings. Subsequent changes in fair value are recognized in other noninterest income and totaled $166 thousand and $311 thousand during the three and six months ended June 30, 2019, respectively. There were no sales of equity securities during the three and six months ended June 30, 2019.

3.	LOANS
Loans consist of the following:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Permanent mortgages on:
Multifamily residential	$3,919,621	$3,671,069
Single family residential	2,127,733	2,262,811
Commercial real estate	199,125	184,039
Construction and land loans	20,179	12,611
Non-Mortgage (‘‘NM’’) loans	100	100
Total	6,266,758	6,130,630
Allowance for loan losses	(35,221)	(34,314)
Loans held for investment, net	$6,231,537	$6,096,316

Certain loans have been pledged to secure borrowing arrangements (see Note 7).

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
Three months ended June 30, 2019
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$22,046	$9,889	$2,278	$479	$34,692
Provision for (reversal of) loan losses	699	(454)	134	71	450
Charge-offs	—	—	—	—	—
Recoveries	—	4	—	75	79
Ending balance allocated to portfolio segments	$22,745	$9,439	$2,412	$625	$35,221
Three months ended June 30, 2018
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$19,833	$9,214	$1,887	$1,046	$31,980
Provision for (reversal of) loan losses	727	881	(46)	(262)	1,300
Charge-offs	—	—	—	—	—
Recoveries	—	3	—	75	78
Ending balance allocated to portfolio segments	$20,560	$10,098	$1,841	$859	$33,358
Six months ended June 30, 2019
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$21,326	$10,125	$2,441	$422	$34,314
Provision for (reversal of) loan losses	1,419	(693)	(29)	53	750
Charge-offs	—	—	—	—	—
Recoveries	—	7	—	150	157
Ending balance allocated to portfolio segments	$22,745	$9,439	$2,412	$625	$35,221
Six months ended June 30, 2018
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$18,588	$9,044	$1,734	$946	$30,312
Provision for (reversal of) loan losses	1,972	1,048	17	(237)	2,800
Charge-offs	—	—	—	—	—
Recoveries	—	6	90	150	246
Ending balance allocated to portfolio segments	$20,560	$10,098	$1,841	$859	$33,358

The following tables summarize the allocation of the allowance for loan losses by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of June 30, 2019:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	22,745	9,414	2,412	625	35,196
Ending balance	$22,745	$9,439	$2,412	$625	$35,221
Loans:
Ending balance: individually evaluated for impairment	$7,124	$8,055	$—	$—	$15,179
Ending balance: collectively evaluated for impairment	3,912,497	2,119,678	199,125	20,279	6,251,579
Ending balance	$3,919,621	$2,127,733	$199,125	$20,279	$6,266,758
As of December 31, 2018:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	21,326	10,100	2,441	422	34,289
Ending balance	$21,326	$10,125	$2,441	$422	$34,314
Loans:
Ending balance: individually evaluated for impairment	$564	$5,881	$—	$—	$6,445
Ending balance: collectively evaluated for impairment	3,670,505	2,256,930	184,039	12,711	6,124,185
Ending balance	$3,671,069	$2,262,811	$184,039	$12,711	$6,130,630

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

The following tables summarize the loan portfolio allocated by management’s internal risk ratings at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of June 30, 2019:
Grade:
Pass	$3,827,703	$2,098,295	$191,761	$17,266	$6,135,025
Watch	68,019	12,702	7,364	—	88,085
Special mention	15,050	6,304	—	3,013	24,367
Substandard	8,849	10,432	—	—	19,281
Total	$3,919,621	$2,127,733	$199,125	$20,279	$6,266,758
As of December 31, 2018:
Grade:
Pass	$3,601,279	$2,236,394	$180,655	$10,174	$6,028,502
Watch	65,222	20,505	1,895	—	87,622
Special mention	2,631	380	1,489	2,537	7,037
Substandard	1,937	5,532	—	—	7,469
Total	$3,671,069	$2,262,811	$184,039	$12,711	$6,130,630
The following tables summarize an aging analysis of the loan portfolio by the time past due at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of June 30, 2019:
Loans:
Multifamily residential	$4,060	$—	$—	$7,124	$3,908,437	$3,919,621
Single family residential	5,325	—	—	4,555	2,117,853	2,127,733
Commercial real estate	—	—	—	—	199,125	199,125
Land, construction and NM	—	—	—	—	20,279	20,279
Total	$9,385	$—	$—	$11,679	$6,245,694	$6,266,758
As of December 31, 2018:
Loans:
Multifamily residential	$—	$—	$—	$564	$3,670,505	$3,671,069
Single family residential	362	2,212	—	1,448	2,258,789	2,262,811
Commercial real estate	—	—	—	—	184,039	184,039
Land, construction and NM	—	—	—	—	12,711	12,711
Total	$362	$2,212	$—	$2,012	$6,126,044	$6,130,630

The following table summarizes information related to impaired loans at June 30, 2019 and December 31, 2018:

	As of June 30, 2019			As of December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$7,124	$7,180	$—	$564	$635	$—
Single family residential	7,132	7,492	—	4,945	5,333	—
	14,256	14,672	—	5,509	5,968	—
With an allowance recorded:
Single family residential	923	919	25	936	933	25
	923	919	25	936	933	25
Total:
Multifamily residential	7,124	7,180	—	564	635	—
Single family residential	8,055	8,411	25	5,881	6,266	25
	$15,179	$15,591	$25	$6,445	$6,901	$25
The following tables summarize information related to impaired loans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$2,195	$9	$9	$1,553	$—	$—
Single family residential	4,715	59	25	7,643	38	—
Commercial real estate	—	—	—	218	—	—
	6,910	68	34	9,414	38	—
With an allowance recorded:
Single family residential	1,475	12	—	954	10	—
	1,475	12	—	954	10	—
Total:
Multifamily residential	2,195	9	9	1,553	—	—
Single family residential	6,190	71	25	8,597	48	—
Commercial real estate	—	—	—	218	—	—
	$8,385	$80	$34	$10,368	$48	$—

	Six months ended June 30,
	2019			2018
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$1,494	$12	$12	$1,847	$—	$—
Single family residential	4,518	95	25	7,711	75	—
Commercial real estate	—	—	—	403	—	—
	6,012	107	37	9,961	75	—
With an allowance recorded:
Single family residential	1,242	24	—	1,390	27	—
	1,242	24	—	1,390	27	—
Total:
Multifamily residential	1,494	12	12	1,847	—	—
Single family residential	5,760	119	25	9,101	102	—
Commercial real estate	—	—	—	403	—	—
	$7,254	$131	$37	$11,351	$102	$—
The following table summarizes the recorded investment related to troubled debt restructurings at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Troubled debt restructurings:
Single family residential	$3,501	$4,434
The Company has allocated $25 thousand of allowances for loans modified in troubled debt restructurings at both June 30, 2019 and December 31, 2018. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings. There were no new troubled debt restructurings during the three and six months ended June 30, 2019 and 2018.

The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three and six months ended June 30, 2019 and 2018. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

4.	NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned. The Company’s nonperforming assets at June 30, 2019 and December 31, 2018 are indicated below:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Non-accrual loans:
Multifamily residential	$7,124	$564
Single family residential	4,555	1,448
Total non-accrual loans	11,679	2,012
Real estate owned	—	—
Total nonperforming assets	$11,679	$2,012
Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of a non-accrual loan is deemed to be fully collectible. If there’s doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on three non-accrual loans during the three and six months ended June 30, 2019 totaling $34 thousand and $37 thousand, respectively. No interest income was recognized on non-accrual loans during the three and six months ended June 30, 2018. Contractual interest not accrued on nonperforming loans during the three and six months ended June 30, 2019 totaled $34 thousand and $56 thousand, respectively, compared with $62 thousand and $153 thousand for the three and six months ended June 30, 2018, respectively.

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

(Dollars in thousands)	June 30, 2019	December 31, 2018
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$456,617	$497,950
Other financial institutions	144,193	139,558
Total mortgage loans serviced for others	$600,810	$637,508
Custodial account balances maintained in connection with serviced loans totaled $9.8 million and $10.1 million at June 30, 2019 and December 31, 2018, respectively.
Activity for mortgage servicing rights are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$3,472	$4,124	$3,463	$4,255
Additions	—	—	155	—
Disposals	—	—	—	—
Change in fair value due to changes in assumptions	—	—	—	—
Other changes in fair value	(317)	(256)	(463)	(387)
Ending balance	$3,155	$3,868	$3,155	$3,868
Fair value as of June 30, 2019 was determined using a discount rate of 10%, prepayment speeds ranging from 6.0% to 58.7%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighted average prepayment speed at June 30, 2019 was 23.1%. Fair value as of December 31, 2018 was determined using a discount rate of 10%, prepayment speeds ranging from 6.0% to 70.4%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2018 was 23.3%.

6.	DEPOSITS
A summary of deposits at June 30, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Certificates of deposit	$3,594,455	$3,297,433
Money market savings	1,277,941	1,335,246
Interest bearing demand	195,176	179,272
Money market checking	119,446	123,119
Non-interest bearing demand	47,472	65,970
Total	$5,234,490	$5,001,040
The Company had certificates of deposit with a denomination of $100 thousand or more totaling $2.5 billion and $2.4 billion at June 30, 2019 and December 31, 2018, respectively.

The Company had certificates of deposit that meet or exceed the FDIC Insurance limit of $250 thousand of $1.3 billion and $1.2 billion at June 30, 2019 and December 31, 2018, respectively.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $611.3 million and $467.5 million at June 30, 2019 and December 31, 2018, respectively.

Maturities of the Company’s certificates of deposit at June 30, 2019 are summarized as follows (dollars
in thousands):

July 1 - December 31, 2019	$1,550,513
Year ending December 31, 2020	1,658,866
Year ending December 31, 2021	329,205
Year ending December 31, 2022	50,533
Year ending December 31, 2023	5,098
Thereafter	240
Total	$3,594,455

7.	FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of June 30, 2019 and December 31, 2018, the Bank had pledged various mortgage loans totaling approximately $2.4 billion and $2.1 billion, respectively, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $427.6 million and $406.6 million as of June 30, 2019 and December 31, 2018, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of June 30, 2019 and December 31, 2018.
The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

	Outstanding Balances		As of June 30, 2019
(Dollars in thousands)	June 30, 2019	December 31, 2018	Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate	Maturity Dates
Fixed rate short-term	$16,700	$166,000	2.52%	2.52%	2.52%	July 2019
Fixed rate long-term	1,002,117	877,132	1.18%	7.69%	2.32%	September 2019 to August 2032
Variable rate long-term	50,000	100,000	2.32%	2.32%	2.32%	January 2020
	$1,068,817	$1,143,132
The Bank's available borrowing capacity based on pledged loans to the FRB and the FHLB totaled $977.0 million and $681.5 million at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, the Bank pledged as collateral a $62.6 million FHLB letter of credit related to our multifamily securitization reimbursement obligation. In addition, the Bank pledged as collateral a $50.0 million FHLB letter of credit in connection with a time deposit with the State of California Treasurer's Office at June 30, 2019.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the three months ended June 30, 2019, there was a maximum amount of short-term borrowings outstanding of $78.0 million and an average amount outstanding of $52.3 million with a weighted average interest rate of 2.57%.

The following table summarizes principal payments on FHLB advances over the next five years as of June 30, 2019 (dollars in thousands):

July 1 - December 31, 2019	$166,700
Year ending December 31, 2020	150,000
Year ending December 31, 2021	275,600
Year ending December 31, 2022	75,000
Year ending December 31, 2023	400,750
Thereafter	767
$1,068,817

8.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
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
The following table is a summary of the outstanding Trust Securities and Notes at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	3.79%	$41,238	4.17%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	4.03%	$20,619	4.41%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%

9.	SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$645	$95,000	$707	9/30/2024	6.50%

10.	DERIVATIVES AND HEDGING ACTIVITIES
From time to time, the Company utilizes interest rate swaps and other derivative financial instruments as part of its asset liability management strategy to manage interest rate risk positions.

Fair Value Hedges of Interest Rate Risk

In June 2019, the Company entered into a two-year interest rate swap with a total notional amount of $500.0 million to hedge the interest rate risk related to certain hybrid multifamily loans which are currently in their fixed rate period. The swap is designated as a fair value hedge and involves the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swap without the exchange of the underlying notional amount. The gain or loss on this derivative, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income for loans.

For the three and six months ended June 30, 2019, the fixed rate payment related to the net settlement of the interest rate swap was less than the the floating rate received. As such, interest income for loans was increased by $113 thousand, net, for both the three and six months ended June 30, 2019. The Company did not have any derivative financial instruments that were designated as fair value hedges as of or for the three and six months ended June 30, 2018.

The following table presents the effect of the Company’s interest rate swap on the unaudited consolidated statements of income for the three and six months ended June 30, 2019:

	June 30, 2019
(Dollars in thousands)	For the Three Months Ended	For the Six Months Ended
Derivative - interest rate swap:
Interest income	$114	$114
Hedged items - loans:
Interest income	(1)	(1)
Net effect on interest income	$113	$113
The following table presents the fair value of the Company’s interest rate swap, as well as its classification on the unaudited consolidated statements of financial condition as of June 30, 2019:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	$500,000	Prepaid Expenses and Other Assets	$—	Other Liabilities and Accrued Expenses	$13

As of June 30, 2019, the following amounts were recorded in the unaudited consolidated statement of financial condition related to cumulative basis adjustments for its fair value hedge.

Line Item in the Consolidated Statement of Financial Condition in Which the Hedged Items are Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
Loans receivable, net (1)	$500,126	$126
(1) These amounts include the amortized cost basis of closed portfolio loans used to designate hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2019, the amortized cost basis of the closed portfolio loans used in these hedging relationships was $1.5 billion; the cumulative basis adjustments associated with these hedging relationships were $126 thousand and the amount of the designated hedged items were $500.1 million.
As of June 30, 2019, the Company had not posted or received any collateral in connection with its interest rate swap.

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

Non-cash stock compensation expense recognized for RSAs and RSUs for the three and six months ended June 30, 2019 totaled $676 thousand and $1.5 million, respectively, compared with $1.0 million and $2.1 million for the three and six months ended June 30, 2018, respectively. The fair value of RSAs and RSUs that vested during the six months ended June 30, 2019 and 2018 totaled $5.7 million and $1.5 million, respectively. No RSAs and RSUs vested during the three months ended June 30, 2019 and 2018.

As of June 30, 2019 and December 31, 2018, there was $5.4 million and $4.3 million of unrecognized compensation expense related to 734,994 and 985,869 unvested RSAs and RSUs, respectively, which amounts are expected to be expensed over a weighted average period of 1.96 years and 1.91 years, respectively. As of June 30, 2019 and December 31, 2018, 512,787 and 169,490 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about restricted stock awards and restricted stock units:

	Six Months Ended June 30,
	2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	1,155,359	$10.97	1,319,700	$10.75
Shares granted	321,784	9.80	131,140	12.77
Shares settled	(179,325)	11.40	(53,059)	10.75
Shares forfeited	(50,037)	10.69	(2,800)	10.75
End of the period balance	1,247,781	$10.62	1,394,981	$10.97

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At June 30, 2019 and December 31, 2018, there were 2,296,172 and 2,581,960 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. During the three and six months ended June 30, 2019, there were 14,041 shares of forfeited RSU awards that were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan. These awards were excluded from the shares reserved and available for grant under the Omnibus Plan.

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
Fair values for equity securities, which consist of investments in the CRA Qualified Investment Fund, are based on quoted market prices for similar securities.
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments are as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2019:
Financial assets:
Cash and cash equivalents	$93,912	$93,912	$93,912	$—	$—
Debt securities:
Available for sale	638,245	638,245	1,001	637,244	—
Held to maturity	11,203	11,276	—	11,276	—
Equity securities	11,749	11,749	—	11,749	—
Loans held for sale	10,555	10,555	—	10,555	—
Loans receivable, net	6,231,537	6,332,132	—	—	6,332,132
Accrued interest receivable	21,947	21,947	70	2,121	19,756
FHLB stock	32,668	N/A	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,234,490	$5,258,794	$1,490,035	$3,768,759	$—
FHLB advances	1,068,817	1,090,281	—	1,090,281	—
Junior subordinated deferrable interest debentures	61,857	58,116	—	58,116	—
Senior debt	94,355	103,484	—	103,484	—
Accrued interest payable	5,002	5,002	—	5,002	—
Interest rate swap	13	13	—	13	—
As of December 31, 2018:
Financial assets:
Cash and cash equivalents	$91,697	$91,697	$91,697	$—	$—
Debt securities:
Available for sale	608,528	608,528	976	607,552	—
Held to maturity	11,860	11,625	—	11,625	—
Equity securities	11,438	11,438	—	11,438	—
Loans receivable, net	6,096,316	6,092,885	—	—	6,092,885
Accrued interest receivable	20,220	20,220	62	1,739	18,419
FHLB stock	31,823	N/A	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,001,040	$4,957,054	$1,703,607	$3,253,447	$—
FHLB advances	1,143,132	1,144,326	—	1,144,326	—
Junior subordinated deferrable interest debentures	61,857	56,596	—	56,596	—
Senior debt	94,293	99,673	—	99,673	—
Accrued interest payable	4,307	4,307	—	4,307	—
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
Assets and Liabilities Recorded at Fair Value
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2019 and December 31, 2018.

Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis (dollars in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2019:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$169,574	$—	$169,574	$—
Commercial MBS and CMOs	333,565	—	333,565	—
Agency bonds	134,105	—	134,105	—
U.S. Treasury	1,001	1,001	—	—
Total available for sale debt securities	$638,245	$1,001	$637,244	$—
Equity securities	$11,749	$—	$11,749	$—
Mortgage servicing rights	$3,155	$—	$—	$3,155
Financial Liabilities:
Interest rate swap	$13	$—	$13	$—
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
There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2019 and 2018.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. The fair value of impaired, collateral dependent loans is estimated at the fair value of the underlying collateral, less estimated selling costs. These loans are categorized as level 3. The Company held no real estate owned at June 30, 2019 and December 31, 2018.
As of June 30, 2019, the Company reported loans held for sale of $10.6 million which were measured at fair value. The Company recognized a loss of $39 thousand in noninterest income related to these loans. For the three and six months ended June 30, 2018, there were no assets or liabilities measured at fair value on a non-recurring basis.

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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $1.3 million and $1.4 million as of June 30, 2019 and December 31, 2018, respectively, based upon an analysis of quantitative and qualitative data over the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation.

14.	LOAN SALE AND SECURITIZATION ACTIVITIES
The Company sells originated and acquired loans as part of its business operations and overall management of liquidity, assets and liabilities, and financial performance. The transfer of loans is executed in securitization or sale transactions. With respect to sale transactions, the Company's continuing involvement may or may not include ongoing servicing responsibilities and general representations and warranties. With respect to securitization sales, the Company executed its first and only transaction on September 27, 2017 with Freddie Mac. The transaction involved the sale of $626 million in originated multifamily loans through a Freddie Mac sponsored transaction. The Company's continuing involvement includes sub-servicing responsibilities, general representations and warranties, and a limited reimbursement obligation.
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If Luther Burbank Savings’ capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At June 30, 2019, the Bank’s net worth was $734.6 million.
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
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds from loan sales	$51,606	$—	$51,606	$—
Servicing fees	334	396	668	804
The following table provides information about the loans transferred through sales or securitization and not recorded on the unaudited consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of June 30, 2019:
Principal balance of loans	$25,300	$579,042
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2018:
Principal balance of loans	26,200	611,308
Loans 90+ days past due	—	—
Charge-offs, net	—	—

15.	COMMITMENTS AND CONTINGENCIES
Financial Instruments With Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments represent commitments to originate fixed and variable rate loans and loans in process, and involve, to varying degrees, credit risk and interest rate risk in excess of the amount recognized in the Company’s consolidated statements of financial condition. The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments to originate loans as it does for on-balance sheet instruments. As it relates to interest rate risk, the Company's exposure is generally limited to increases in interest rates that may result during the short period of time between the commitment and funding of fixed rate credit facilities.
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
At June 30, 2019 and December 31, 2018, the Company had outstanding commitments of approximately $120.7 million and $70.9 million, respectively, for loans. Unfunded loan commitment reserves totaled $26 thousand and $52 thousand at June 30, 2019 and December 31, 2018, respectively.

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2019 and 2029, with certain leases containing either three, five or ten year renewal options. At June 30, 2019, minimum commitments under these non-cancellable leases before considering renewal options are (dollars in thousands):

July 1 - December 31, 2019	$2,633
Year ending December 31, 2020	4,100
Year ending December 31, 2021	3,635
Year ending December 31, 2022	2,682
Year ending December 31, 2023	1,417
Thereafter	1,493
Total	$15,960
Rent expense under operating leases was $1.3 million and $2.7 million for the three and six months ended June 30, 2019, compared with $1.3 million and $2.6 million for the three and six months ended June 30, 2018, respectively. Sublease income earned was $189 thousand and $365 thousand for the three and six months ended June 30, 2019, respectively, compared with $214 thousand and $415 thousand for the three and six months ended June 30, 2018, respectively.

Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. At June 30, 2019 and December 31, 2018, the Company had $27.3 million and $736 thousand, respectively, in uninsured cash balances. The Company periodically monitors the financial condition of these correspondent banks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at June 30, 2019 and December 31, 2018 and our results of operations for the three and six months ended June 30, 2019 and 2018, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2019 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings, the discussion and analysis relates to activities primarily conducted by the Bank.

Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Manhattan Beach, California with $7.1 billion in assets at June 30, 2019. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, high net worth individuals and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.

Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements reported on Form 10-K and the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data as of and for the three and six months ended June 30, 2019 and 2018 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data as of or for the three months ended March 31, 2019 (except as otherwise noted below) are derived from our unaudited consolidated financial statements included in our previously filed Quarterly Report on Form 10-Q. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Three Months Ended			As of or For the Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Statements of Income and Financial Condition Data
Net Income	$11,658	$12,010	$11,226	$23,668	$22,328
Pre-tax, pre-provision net earnings (1)	$17,347	$17,223	$17,054	$34,570	$33,831
Total assets	$7,114,337	$6,992,016	$6,510,233	$7,114,337	$6,510,233
Per Common Share
Diluted earnings per share	$0.21	$0.21	$0.20	$0.42	$0.39
Book value per share	$10.67	$10.44	$9.94	$10.67	$9.94
Tangible book value per share (1)	$10.61	$10.38	$9.88	$10.61	$9.88
Selected Ratios
Return on average:
Assets	0.66%	0.69%	0.71%	0.68%	0.73%
Stockholders' equity	7.83%	8.19%	8.00%	8.00%	7.99%
Dividend payout ratio	28.02%	27.43%	29.41%	27.72%	41.93%
Net interest margin	1.75%	1.86%	2.00%	1.81%	2.05%
Efficiency ratio (1)	45.89%	48.55%	46.67%	47.24%	46.69%
Noninterest expense to average assets	0.84%	0.93%	0.95%	0.88%	0.97%
Loan to deposit ratio	119.72%	120.91%	124.89%	119.72%	124.89%
Credit Quality Ratios
Allowance for loan losses to loans	0.56%	0.56%	0.58%	0.56%	0.58%
Allowance for loan losses to nonperforming loans	301.58%	2,583.17%	718.92%	301.58%	718.92%
Nonperforming assets to total assets	0.16%	0.02%	0.07%	0.16%	0.07%
Net recoveries to average loans	0.01%	0.01%	0.01%	0.01%	0.01%
Capital Ratios
Tier 1 leverage ratio	9.30%	9.32%	9.93%	9.30%	9.93%
Total risk-based capital ratio	17.11%	17.26%	17.31%	17.11%	17.31%

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or For the Three Months Ended			As of or For the Six Months Ended
(Dollars in thousands)	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Pre-tax, Pre-provision Net Earnings
Income before taxes	$16,897	$16,923	$15,754	$33,820	$31,031
Plus: Provision for loan losses	450	300	1,300	750	2,800
Pre-tax, pre-provision net earnings	$17,347	$17,223	$17,054	$34,570	$33,831
Efficiency Ratio
Noninterest expense (numerator)	$14,709	$16,249	$14,922	$30,958	$29,635
Net interest income	30,568	32,092	31,159	62,660	61,624
Noninterest income	1,488	1,380	817	2,868	1,842
Operating revenue (denominator)	$32,056	$33,472	$31,976	$65,528	$63,466
Efficiency ratio	45.89%	48.55%	46.67%	47.24%	46.69%

(Dollars in thousands except per share data)	June 30, 2019	March 31, 2019	June 30, 2018
Tangible Book Value Per Share
Total assets	$7,114,337	$6,992,016	$6,510,233
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	7,111,040	6,988,719	6,506,936
Less: Total liabilities	(6,516,870)	(6,403,718)	(5,948,053)
Tangible stockholders' equity (numerator)	$594,170	$585,001	$558,883
Period end shares outstanding (denominator)	55,982,491	56,351,781	56,559,655
Tangible book value per share	$10.61	$10.38	$9.88

Results of Operations - Three Months Ended June 30, 2019 and 2018

Overview

For the three months ended June 30, 2019, our net income was $11.7 million as compared to $11.2 million for the same period last year. The increase of $432 thousand, or 3.8%, was attributed primarily to a decrease of $850 thousand in provision for loan losses, an increase in noninterest income of $671 thousand and a decrease in noninterest expense of $213 thousand, partially offset by an increase of $711 thousand in income tax expense and a decrease of $591 thousand in net interest income. Pre-tax, pre-provision net earnings increased by $293 thousand, or 1.7%, for the three months ended June 30, 2019 as compared to the same period last year.

Net Interest Income

Net interest income decreased by $591 thousand, or 1.9%, to $30.6 million for the three months ended June 30, 2019 from $31.2 million for the same period last year primarily due to an increase in the average balance and cost of deposits of $860.2 million and 68 basis points, respectively. This was partially offset by growth in the average balance and yield of our loan portfolio of $654.4 million and 23 basis points, respectively, an increase in the average balance of investments and yield on investments of $95.0 million and 44 basis points, respectively, and a decrease in the average balance of FHLB advances of $171.1 million compared to the same period last year. Our net interest margin of 1.75% for the three months ended June 30, 2019 decreased from our net interest margin of 2.00% for the same period last year. The decline in net interest margin from the same period last year primarily relates to our rising cost of funds which has generally outpaced the increases in yields on our interest earning assets caused by short-term interest rate increases, as well as the inversion in the yield curve, which commenced during the first quarter of 2019 and became more pronounced during the current quarter.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended June 30, 2019 and 2018. The average balances are daily averages.

	For the Three Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$3,860,863	$39,384	4.08%	$3,249,423	$30,758	3.79%
Single family residential	2,142,027	19,040	3.56%	2,132,806	18,664	3.50%
Commercial real estate	194,775	2,347	4.82%	141,811	1,607	4.53%
Construction, land and NM	12,948	244	7.56%	32,204	314	3.90%
Total Loans (1)	6,210,613	61,015	3.93%	5,556,244	51,343	3.70%
Investment securities	665,174	4,118	2.48%	570,146	2,901	2.04%
Cash and cash equivalents	92,154	522	2.27%	102,891	442	1.72%
Total interest-earning assets	6,967,941	65,655	3.77%	6,229,281	54,686	3.51%
Noninterest-earning assets (2)	76,137			80,806
Total assets	$7,044,078			$6,310,087
Interest-Bearing Liabilities
Transaction accounts	$203,362	701	1.36%	$182,867	382	0.84%
Money market demand accounts	1,385,957	4,835	1.38%	1,404,954	3,217	0.92%
Time deposits	3,512,838	20,935	2.36%	2,654,169	10,961	1.65%
Total deposits	5,102,157	26,471	2.05%	4,241,990	14,560	1.37%
FHLB advances	1,093,160	6,410	2.35%	1,264,250	6,823	2.16%
Junior subordinated debentures	61,857	632	4.10%	61,857	567	3.67%
Senior debt	94,335	1,574	6.67%	94,206	1,577	6.70%
Total interest-bearing liabilities	6,351,509	35,087	2.19%	5,662,303	23,527	1.65%
Noninterest-bearing deposit accounts	40,086			34,071
Other noninterest-bearing liabilities	56,553			52,752
Total liabilities	6,448,148			5,749,126
Total stockholders' equity	595,930			560,961
Total liabilities and stockholders' equity	$7,044,078			$6,310,087

Net interest spread (3)			1.58%			1.86%
Net interest income/margin (4)		$30,568	1.75%		$31,159	2.00%

(1)
Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $3.9 million and $2.3 million for the three months ended June 30, 2019 and 2018, respectively.

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

	Three Months Ended June 30, 2019 vs 2018
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$6,132	$2,494	$8,626
Single family residential	76	300	376
Commercial real estate	632	108	740
Construction, land and NM	(257)	187	(70)
Total Loans	6,583	3,089	9,672
Investment securities	529	688	1,217
Cash and cash equivalents	(50)	130	80
Total interest-earning assets	7,062	3,907	10,969
Interest-Bearing Liabilities
Transaction accounts	48	271	319
Money market demand accounts	(43)	1,661	1,618
Time deposits	4,281	5,693	9,974
Total deposits	4,286	7,625	11,911
FHLB advances	(979)	566	(413)
Junior subordinated debentures	—	65	65
Senior debt	2	(5)	(3)
Total interest-bearing liabilities	3,309	8,251	11,560

Net Interest Income	$3,753	$(4,344)	$(591)

Total interest income increased by $11.0 million, or 20.1%, for the three months ended June 30, 2019 as compared to the same period last year. Interest income from loans accounted for $9.7 million of that amount as the average daily balance of loans increased by $654.4 million, or 11.8%. The interest income increase from greater average loan balances was further enhanced by a 23 basis point increase in loan yield. The increase in yield compared to the same period last year was the result of the rate on new loan originations exceeding the rate on loan payoffs since early 2017. The volume of new loans originated totaled $447.4 million and $636.4 million for the three months ended June 30, 2019 and 2018, respectively. The decreased originations compared to the same period last year is due to a slowing in demand for hybrid real estate loans, as a result of the inversion in the yield curve. The weighted average rate on new loans for the three months ended June 30, 2019 was 4.44% as compared to 4.65% for the same period last year. The decline in the average coupon on originations was due to a recent decrease in the interest rate on five year U.S. Treasuries, as well as competitive pricing pressures. Loan prepayment speeds were 17.72% and 12.89% during the three months ended June 30, 2019 and 2018, respectively. The weighted average rate on loan payoffs/curtailments during the three months ended June 30, 2019 was 4.33% as compared to 3.87% for the same period last year. Additionally, interest income on investments increased by $1.2 million due to an increase in the average daily balance and yield on investment securities of $95.0 million and 44 basis points, respectively.

Total interest expense increased $11.6 million to $35.1 million for the three months ended June 30, 2019 from $23.5 million for the same period last year. Interest expense on deposits increased $11.9 million to $26.5 million for the three months ended June 30, 2019 from $14.6 million for the same period of last year. This increase is due to the cost of interest-bearing deposits increasing to 2.05% for the three months ended June 30, 2019, from 1.37% for the same period last year, as well as average daily deposit balances increasing by $860.2 million, or 20.3%, from period to period. The increase in the cost of our deposits primarily relates to repricing in our time deposit portfolio, which has been impacted by rising short-term interest rates in the prior year and competitive pricing pressures. Interest expense on advances from the FHLB decreased by $413 thousand due to a $171.1 million decrease in the average daily balance of those advances, partially offset by a 19 basis point increase in the cost of those advances as compared to the same period last year. The increase in the cost of FHLB advances was caused by rising short-term interest rates and an extension in the duration of the portfolio during the quarter ended June 30, 2019 compared to the same period last year, which increased to a weighted average remaining maturity of 2.4 years at June 30, 2019 compared to 1.9 years at June 30, 2018. We use both deposits and FHLB advances to fund net loan growth. We also use FHLB advances, with or without embedded interest rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part I - Financial Information, Item 3. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

Provision for loan losses totaled $450 thousand for the three months ended June 30, 2019 as compared to $1.3 million for the same period last year. The lower loan loss provisions recorded during the current quarter compared to the same period last year were primarily due to the sustained credit performance of our loan portfolio and slower net loan growth. Nonperforming loans totaled $11.7 million, or 0.19% of total loans, at June 30, 2019, compared to $2.0 million, or 0.03% of total loans, at December 31, 2018. Our allowance for loan losses as a percentage of total loans was 0.56% at June 30, 2019 as compared to 0.58% and 0.56% at June 30, 2018 and December 31, 2018, respectively.

While loans in our portfolio occasionally become impaired, the loans, as individually analyzed and measured, often do not require a charge-off or reserve for loss. Nonperforming loans as a percentage of total loans increased from 0.08% to 0.19% from June 30, 2018 to June 30, 2019. The increase during the three months ended June 30, 2019 was due to three loans being placed on nonaccrual status during the current quarter. These loans have a weighted average loan to value of 69.6% and no losses are anticipated. By dollar balance, 23.4% of our nonperforming loans were current and paying as agreed at June 30, 2019.

Noninterest Income

Noninterest income increased by $671 thousand to $1.5 million for the three months ended June 30, 2019 from $817 thousand for the same period last year.

The following table presents the major components of our noninterest income:

	For the Three Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
Gain on sale of loans	$197	$—	$197	N/A
FHLB dividends	552	509	43	8.4%
Fee income	63	182	(119)	(65.4)%
Other	676	126	550	436.5%
Total noninterest income	$1,488	$817	$671	82.1%
The increase in noninterest income for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018, was primarily attributable to a $550 thousand increase in other noninterest income and a $197 thousand gain on sale of loans during the current quarter, partially offset by a $119 thousand decrease in fee income. The increase in other noninterest income was primarily attributable to a non-recurring recovery of $384 thousand recorded during the current quarter in connection with an equipment writedown during the prior year and an increase in the fair value of equity securities of $166 thousand in the current quarter. The decrease in fee income is primarily due to a $99 thousand decrease in servicing fee income related to a general decline in the portfolio of serviced loans, as well as elevated actual and estimated prepayments on serviced loans that decreased the fair value of our mortgage servicing rights.

Noninterest Expense

Noninterest expense decreased $213 thousand, or 1.4%, to $14.7 million for the three months ended June 30, 2019 from $14.9 million for the three months ended June 30, 2018.

The following table presents the components of our noninterest expense for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$8,614	$9,199	$(585)	(6.4)%
Deposit insurance premium	487	467	20	4.3%
Professional and regulatory fees	457	503	(46)	(9.1)%
Occupancy	1,399	1,304	95	7.3%
Depreciation and amortization	664	694	(30)	(4.3)%
Data processing	945	807	138	17.1%
Marketing	1,071	561	510	90.9%
Other expenses	1,072	1,387	(315)	(22.7)%
Total noninterest expense	$14,709	$14,922	$(213)	(1.4)%

The decrease in noninterest expense during the three months ended June 30, 2019 was primarily attributable to a decrease in compensation and related benefits of $585 thousand and a decline in the provision for unfunded commitments of $236 thousand included in other expenses, partially offset by an increase of $510 thousand in marketing expenses related to deposit gathering efforts.

Income Tax Expense

For the three months ended June 30, 2019, we recorded income tax expense of $5.2 million as compared to $4.5 million for the same period last year with effective tax rates of 31.0% and 28.7%, respectively. The increase in our tax provision was primarily related to the vesting and settlement of stock awards.

Results of Operations - Six Months Ended June 30, 2019 and 2018

Overview

For the six months ended June 30, 2019 our net income was $23.7 million as compared to $22.3 million for the six months ended June 30, 2018. The increase of $1.3 million, or 6.0%, was primarily attributable to a $2.1 million decrease in the provision for loan losses, an increase of $1.0 million in net interest income and an increase of $1.0 million in noninterest income, partially offset by an increase of $1.4 million in the provision for income taxes and an increase of $1.3 million in noninterest expense as compared to the same period last year. Pre-tax, pre-provision net earnings increased by $739 thousand, or 2.2%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Net Interest Income

Net interest income increased by $1.0 million, or 1.7%, to $62.7 million for the six months ended June 30, 2019 from $61.6 million for the same period last year primarily related to growth in the average balance and yield of our loan and investment portfolios. During the six months ended June 30, 2019, the average balance and yield of loans increased by $827.9 million and 29 basis points, respectively, and the average balance and yield of investment securities increased by $104.0 million and 51 basis points, respectively, compared to the same period last year. This increase was partially offset by growth in the average balance of our deposits of $941.1 million and an increase in the cost of our interest-bearing deposits of 71 basis points. Our net interest margin of 1.81% for the six months ended June 30, 2019 decreased from our net interest margin of 2.05% for the same period last year. The decline in net interest margin from the same period last year primarily relates to our rising cost of funds which has generally outpaced the increases in yields on our interest earning assets caused by short-term interest rate increases, as well as the inversion in the yield curve during the six months ended June 30, 2019.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the six months ended June 30, 2019 and 2018. The average balances are daily averages.

	For the Six Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$3,789,106	$77,185	4.07%	$3,125,430	$58,688	3.76%
Single family residential	2,196,050	39,881	3.63%	2,071,408	35,470	3.42%
Commercial real estate	192,144	4,603	4.79%	129,752	3,070	4.73%
Construction, land and NM	12,468	399	6.45%	35,294	678	3.84%
Total Loans (1)	6,189,768	122,068	3.94%	5,361,884	97,906	3.65%
Investment securities	656,538	8,043	2.45%	552,503	5,372	1.94%
Cash and cash equivalents	82,967	922	2.24%	86,557	689	1.59%
Total interest-earning assets	6,929,273	131,033	3.78%	6,000,944	103,967	3.47%
Noninterest-earning assets (2)	76,949			79,749
Total assets	$7,006,222			$6,080,693
Interest-Bearing Liabilities
Transaction accounts	$211,747	1,422	1.34%	$188,046	790	0.84%
Money market demand accounts	1,369,041	8,833	1.28%	1,456,000	6,531	0.90%
Time deposits	3,469,932	40,504	2.32%	2,465,542	19,171	1.56%
Total deposits	5,050,720	50,759	2.00%	4,109,588	26,492	1.29%
FHLB advances	1,108,629	13,182	2.40%	1,167,705	11,643	1.99%
Junior subordinated debentures	61,857	1,283	4.18%	61,857	1,054	3.41%
Senior debt	94,319	3,149	6.68%	94,190	3,154	6.70%
Total interest-bearing liabilities	6,315,525	68,373	2.16%	5,433,340	42,343	1.55%
Noninterest-bearing deposit accounts	40,743			32,738
Other noninterest-bearing liabilities	58,552			55,792
Total liabilities	6,414,820			5,521,870
Total stockholders' equity	591,402			558,823
Total liabilities and stockholders' equity	$7,006,222			$6,080,693

Net interest spread (3)			1.62%			1.92%
Net interest income/margin (4)		$62,660	1.81%		$61,624	2.05%

(1)
Non-accrual loans and loans held for sale are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $6.6 million and $4.6 million for the six months ended June 30, 2019 and 2018, respectively.

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

	Six Months Ended June 30, 2019 vs 2018
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$13,324	$5,173	$18,497
Single family residential	2,183	2,228	4,411
Commercial real estate	1,494	39	1,533
Construction, land and NM	(585)	306	(279)
Total Loans	16,416	7,746	24,162
Investment securities	1,122	1,549	2,671
Cash and cash equivalents	(31)	264	233
Total interest-earning assets	17,507	9,559	27,066
Interest-Bearing Liabilities
Transaction accounts	111	521	632
Money market demand accounts	(400)	2,702	2,302
Time deposits	9,715	11,618	21,333
Total deposits	9,426	14,841	24,267
FHLB advances	(641)	2,180	1,539
Junior subordinated debentures	—	229	229
Senior debt	4	(9)	(5)
Total interest-bearing liabilities	8,789	17,241	26,030

Net Interest Income	$8,718	$(7,682)	$1,036

Total interest income increased by $27.1 million, or 26.0%, for the six months ended June 30, 2019 as compared to the same period last year. The increase was primarily due to a $24.2 million increase in interest income earned on loans resulting from growth in the average daily balance of loans, which increased by $827.9 million, or 15.4%, as compared to the same period last year, as well as a 29 basis point increase in our loan yield. The increase in yield compared to the same period last year was the result of the rate on new loan originations exceeding the rate on loan payoffs since early 2017. The volume of new loans originated totaled $759.0 million and $1.1 billion for the six months ended June 30, 2019 and 2018, respectively. The decreased originations were primarily due to a slowing in demand for hybrid real estate loans, as a result of an inversion in the yield curve. The weighted average rate on new loans for the six months ended June 30, 2019 was 4.51% as compared to 4.50% for the same period last year. Loan prepayment speeds were 15.71% and 12.96% during the six months ended June 30, 2019 and 2018, respectively. The weighted average rate on loan payoffs during the six months ended June 30, 2019 was 4.27% as compared to 3.89% for the same period last year. Additionally, interest income on investments increased by $2.7 million due to an increase in the average daily balance and yield on investment securities of $104.0 million and 51 basis points, respectively.

Total interest expense increased $26.0 million to $68.4 million for the six months ended June 30, 2019 from $42.3 million for the same period last year. Interest expense on deposits increased $24.3 million to $50.8 million for the six months ended June 30, 2019 from $26.5 million for the same period last year. This increase is due to the cost of interest-bearing deposits increasing 71 basis points, as well as the average daily deposit balances increasing by $941.1 million, or 22.9%, from period to period. The increase in the cost of our deposits primarily relates to repricing in our time deposit portfolio, which has been impacted by rising short-term interest rates in the prior twelve months and competitive pricing pressures. Interest expense on advances from the FHLB increased by $1.5 million during the six months ended June 30, 2019 compared to the same period last year. This increase was primarily attributable to a 41 basis point increase in the cost of those advances compared to the same period last year. The increase in the cost of FHLB advances was caused by rising short-term interest rates and an extension in the duration of the portfolio during the six months ended June 30, 2019, compared to the same period last year, which increased to a weighted average remaining maturity of 2.4 years at June 30, 2019 compared to 1.9 years at June 30, 2018. We use both deposits and FHLB advances to fund net loan growth. We also use FHLB advances, with or without embedded interest rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part I - Financial Information, Item 3. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

Provision for loan losses totaled $750 thousand for the six months ended June 30, 2019 as compared to $2.8 million for the same period last year. The lower loan loss provisions were primarily due to the sustained performance of our loan portfolio and slower loan growth as compared to the same period last year. Our allowance for loan losses as a percentage of total loans was 0.56% at June 30, 2019 as compared to 0.58% and 0.56% at June 30, 2018 and December 31, 2018, respectively.

Noninterest Income

Noninterest income increased by $1.0 million, or 55.7%, to $2.9 million for the six months ended June 30, 2019 from $1.8 million for the same period last year.

The following table presents the major components of our noninterest income:

	For the Six Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
Gain on sale of loans	$530	$—	$530	N/A
FHLB dividends	1,047	1,103	(56)	(5.1)%
Fee income	348	496	(148)	(29.8)%
Other	943	243	700	288.1%
Total noninterest income	$2,868	$1,842	$1,026	55.7%
The increase in noninterest income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily attributable to the gain on sale of loans of $530 thousand and an increase in other noninterest income of $700 thousand, partially offset by a $148 thousand decrease in fee income. The increase in other noninterest income includes a non-recurring recovery of $384 thousand recorded during the current quarter in connection with an equipment writedown during the prior year and an increase in the fair value of equity securities of $311 thousand in the current year. The decrease in fee income is primarily due to a $185 thousand decrease in servicing fee income related to a general decline in the portfolio of serviced loans, as well as elevated actual and estimated prepayments on serviced loans that decreased the fair value of our mortgage servicing rights.

Noninterest Expense

Noninterest expense increased $1.3 million, or 4.5%, to $31.0 million for the six months ended June 30, 2019 from $29.6 million for the same period last year.

The following table presents the components of our noninterest expense for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$18,666	$18,818	$(152)	(0.8)%
Deposit insurance premium	985	899	86	9.6%
Professional and regulatory fees	898	901	(3)	(0.3)%
Occupancy	2,789	2,600	189	7.3%
Depreciation and amortization	1,329	1,408	(79)	(5.6)%
Data processing	1,864	1,595	269	16.9%
Marketing	2,225	774	1,451	187.5%
Other expenses	2,202	2,640	(438)	(16.6)%
Total noninterest expense	$30,958	$29,635	$1,323	4.5%

The increase in noninterest expense during the six months ended June 30, 2019 was primarily attributed to increases of $1.5 million in marketing expenses. Marketing expense increased due to costs associated with deposit gathering efforts.

Income Tax Expense

For the six months ended June 30, 2019, we recorded income tax expense of $10.2 million as compared to income tax expense of $8.7 million for the same period last year with effective tax rates of 30.0% and 28.0%, respectively. The variance in effective rates was primarily due to the vesting and settlement of stock awards recorded during the six months ended June 30, 2019, as well as tax benefits recognized during the six months ended June 30, 2018 related to true-ups in connection with our 2017 tax returns.

Financial Condition - As of June 30, 2019 and December 31, 2018

Total assets at June 30, 2019 were $7.1 billion, an increase of $177.1 million, or 2.6%, from December 31, 2018. The increase was primarily due to a $136.1 million, or 2.2%, increase in loans held for investment and a $29.7 million, or 4.9%, increase in our available for sale debt securities. Absent loan sales of $51.1 million and transfers of loans to held for sale of $10.6 million during the six months ended June 30, 2019, loan growth would have been $197.8 million, or 3.2%. Total liabilities increased $160.8 million, or 2.5%, to $6.5 billion at June 30, 2019 from December 31, 2018. The increase in total liabilities was primarily attributable to growth in our deposits of $233.5 million, or 4.7%, partially offset by a decrease in FHLB advances of $74.3 million, or 6.5%, compared to December 31, 2018.

Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of June 30, 2019 and December 31, 2018, our total loans held for investment amounted to $6.3 billion and $6.1 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of June 30, 2019		As of December 31, 2018
(Dollars in thousands)	Amount	% of total	Amount	% of total
Real estate loans held for investment
Multifamily residential	$3,897,531	62.7%	$3,650,967	60.1%
Single family residential	2,098,968	33.8%	2,231,802	36.7%
Commercial real estate	198,458	3.2%	183,559	3.0%
Construction and land	20,248	0.3%	12,656	0.2%
Non-mortgage	100	—%	100	—%
Total loans before deferred items	6,215,305	100.0%	6,079,084	100.0%
Deferred loan costs, net	51,453		51,546
Total loans held for investment	6,266,758		6,130,630

Real estate loans held for sale
Single family residential	$10,368	100.0%	$—	—%
Deferred loan costs, net	187		—
Total loans held for sale	$10,555		$—
Over the past few years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly. Our primary focus remains multifamily real estate lending, which constitutes 63% and 60% of our portfolio at June 30, 2019 and December 31, 2018, respectively. Single family residential lending is our secondary lending emphasis and represents 34% and 37% of our portfolio at June 30, 2019 and December 31, 2018, respectively.

We recognize that these two loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 566.8% and 540.0% as of June 30, 2019 and December 31, 2018, respectively. Our single family loans as a percentage of risk-based capital were 307.7% and 332.8% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At June 30, 2019, 60%, 27% and 11% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 59%, 28% and 12%, respectively, at December 31, 2018.

Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual evaluations of income property loans and semi-annual stress testing. We expect to continue growing our loan portfolio. We have placed more recent focus on originating non-residential commercial real estate loans in our core markets, while we have continued to further our geographic expansion of single family and multifamily products into strategically selected West Coast markets.

We have a small portfolio of construction loans with commitments (funded and unfunded) totaling $22.0 million and $20.3 million at June 30, 2019 and December 31, 2018, respectively. As a result of the California fires impacting our local communities, and our desire to help rebuild homes in the affected areas, we re-established our construction lending program and we are actively pursuing opportunities to finance residential construction throughout our lending area.

The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Loan Inflows:
Multifamily residential	$259,948	$352,665	$458,333	$594,425
Single family residential	154,105	252,561	258,326	467,809
Commercial real estate	20,200	29,587	29,130	50,382
Construction and land	13,187	1,623	13,187	1,623
Non-mortgage	—	—	—	50
Purchases	10,052	—	10,052	—
Total loans originated	457,492	636,436	769,028	1,114,289

Loan Outflows:
Loan principal reductions and payoffs	(322,752)	(210,650)	(569,968)	(410,766)
Portfolio loan sales (1)	2,402	—	(50,447)	—
Other (2)	(4,097)	4,298	(1,930)	11,422
Total loan outflows	(324,447)	(206,352)	(622,345)	(399,344)
Net increase in total loan portfolio	$133,045	$430,084	$146,683	$714,945

(1) Portfolio loan sales for the three months ended June 30, 2019 includes a return of $2.4 million of loans sold in the first quarter of 2019 that did not qualify for mortgage insurance. Portfolio loans sales were sold without recourse.

(2) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments and deferred loan costs and, to the extent applicable, may include foreclosures, charge-offs and negative amortization.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At June 30, 2019, our multifamily real estate portfolio had an average loan balance of $1.6 million, an average unit count of 15.4 units, a weighted average loan to value of 56.9% and a weighted average debt service coverage ratio of 1.48, as compared to an average loan balance of $1.6 million, an average unit count of 15.9 units, a weighted average loan to value of 57.1% and a weighted average debt service coverage ratio of 1.53 at December 31, 2018.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide refinancings. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At June 30, 2019, our single family residential real estate portfolio had an average loan balance of $902 thousand, a weighted average loan to value of 64.6% and a weighted average credit score at origination/refreshed of 749. At December 31, 2018, our single family residential real estate portfolio had an average loan balance of $889 thousand, a weighted average loan to value of 65.2% and a weighted average credit score at origination/refreshed of 751.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on non-residential commercial real estate. Our commercial real estate loans are generally used to finance the purchase of established multi-tenant industrial, office and retail sites. At June 30, 2019, our commercial real estate portfolio had an average loan balance of $2.1 million, a weighted average loan to value of 56.4% and a weighted average debt service coverage ratio of 1.54, as compared to an average loan balance of $2.1 million, a weighted average loan to value of 57.0% and a weighted average debt service coverage ratio of 1.55 at December 31, 2018. We intend to continue to emphasize this product through marketing and cross-selling efforts; however, we do not anticipate that the composition of our loan portfolio will materially change as a result of these efforts.

Other. Other categories of loans included in our portfolio include construction loans and non-mortgage loans. Construction loans currently consist primarily of single family construction projects. The non-mortgage loans in our portfolio were provided in support of community investment efforts.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
As of June 30, 2019:
Loans
Real estate mortgage loans:
Multifamily residential	$2	$1,380	$3,896,149	$3,897,531
Single family residential	1,444	1,352	2,096,172	2,098,968
Commercial real estate	60	1,637	196,761	198,458
Construction and land	20,128	120	—	20,248
Non-mortgage	—	—	100	100
Total loans	$21,634	$4,489	$6,189,182	$6,215,305

Fixed interest rates	$—	$407	$27,230	$27,637
Floating or adjustable rates	21,634	4,082	6,161,952	6,187,668
Total loans	$21,634	$4,489	$6,189,182	$6,215,305
As of December 31, 2018:
Loans
Real estate mortgage loans:
Multifamily residential	$31	$1,387	$3,649,549	$3,650,967
Single family residential	1,434	1,029	2,229,339	2,231,802
Commercial real estate	893	553	182,113	183,559
Construction and land	5,932	2,585	4,139	12,656
Non-mortgage	—	—	100	100
Total loans	$8,290	$5,554	$6,065,240	$6,079,084

Fixed interest rates	$—	$458	$59,736	$60,194
Floating or adjustable rates	8,290	5,096	6,005,504	6,018,890
Total loans	$8,290	$5,554	$6,065,240	$6,079,084
Our fixed interest rate loans are primarily secured by single family residential properties in conjunction with our efforts to provide affordable housing to low-to-moderate income individuals. Our floating/adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of 3 to 10 years and then convert to quarterly or semi-annual adjustments thereafter. As of June 30, 2019 and December 31, 2018, $3.8 billion and $3.6 billion, respectively, of our floating rate loans were at their floor rates. The weighted average minimum interest rate on these loans was 4.11% and 4.05% at June 30, 2019 and December 31, 2018, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.5 billion and $5.4 billion at June 30, 2019 and December 31, 2018, respectively. These loans had a weighted average term to first repricing date of 3.57 years and 3.79 years at June 30, 2019 and December 31, 2018, respectively.

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

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Non-accrual loans
Multifamily residential portfolio	$7,124	$564
Single family residential portfolio	4,555	1,448
Commercial real estate	—	—
Construction and land	—	—
Non-mortgage	—	—
Total non-accrual loans	11,679	2,012
Real estate owned	—	—
Total nonperforming assets	$11,679	$2,012
Performing troubled debt restructurings	$3,500	$4,434
Allowance for loan losses to period end nonperforming loans	301.58%	1705.47%
Nonperforming loans to period end loans	0.19%	0.03%
Nonperforming assets to total assets	0.16%	0.03%
Nonperforming loans plus performing TDRs to total loans	0.24%	0.11%

When assessing whether a loan should be placed on non-accrual status because contractual payment appears doubtful, consideration is given to the information we collect on an annual basis from multifamily and commercial real estate borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.

For the three and six months ended June 30, 2019, $34 thousand and $37 thousand, respectively, in interest income was recognized subsequent to a loan’s classification as non-accrual. For the three and six months ended June 30, 2018, no interest income was recognized subsequent to a loan’s classification as non-accrual. For the three and six months ended June 30, 2019, the Company recorded $46 thousand and $94 thousand, respectively, of interest income related to performing TDR loans, compared to $48 thousand and $102 thousand, respectively, for the three and six months ended June 30, 2018. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $34 thousand and $56 thousand during the three and six months ended June 30, 2019, respectively, compared to $62 thousand and $153 thousand during the three and six months ended June 30, 2018, respectively.

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Allowance for loan losses at beginning of period	$34,692	$31,980	$34,314	$30,312
Charge-offs:
Total charge-offs	—	—	—	—
Recoveries:
Single family residential	4	3	7	6
Commercial real estate	—	—	—	90
Construction and land	75	75	150	150
Total recoveries	79	78	157	246
Net recoveries	79	78	157	246
Provision for loan losses	450	1,300	750	2,800
Allowance for loan losses at period end	$35,221	$33,358	$35,221	$33,358
Allowance for loan losses to period end loans held for investment	0.56%	0.58%	0.56%	0.58%
Annualized net recoveries to average loans	0.01%	0.01%	0.01%	0.01%

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

The following table presents the book value of our investment portfolio as of the dates indicated:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities (at fair value):
Government and Government Sponsored Entities:
Residential mortgage backed securities and collateralized mortgage obligations ("MBS and CMOs")	$169,574	25.65%	$192,113	30.41%
Commercial MBS and CMOs	333,565	50.45%	292,951	46.37%
Agency bonds	134,105	20.28%	122,488	19.39%
U.S. Treasury	1,001	0.15%	976	0.15%
Total available for sale debt securities	638,245	96.53%	608,528	96.32%
Held to maturity (at amortized cost):
Government Sponsored Entities:
Residential MBS	11,117	1.68%	11,593	1.83%
Other investments	86	0.01%	267	0.04%
Total held to maturity debt securities	11,203	1.69%	11,860	1.87%
Equity securities (at fair value)	11,749	1.78%	11,438	1.81%
Total investment securities	$661,197	100.00%	$631,826	100.00%

At June 30, 2019, there was no issuer, other than U.S. government agencies where the aggregate book value or market value of such issuer’s securities held by the Company exceeded 10% of our stockholders’ equity.

Liabilities

Total liabilities increased $160.8 million, or 2.5%, to $6.5 billion at June 30, 2019 from December 31, 2018. The increase in total liabilities was primarily attributable to growth in our deposits of $233.5 million, or 4.7%, partially offset by a decrease in FHLB advances of $74.3 million, or 6.5%, compared to December 31, 2018.

Deposits

Representing 80.3% of our total liabilities as of June 30, 2019, deposits are our primary source of funding for our business operations. We believe we will maintain and grow our deposit customer base in the current rate environment based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure, "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty, business and online affiliations, and transactional deposits. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits from deposit brokers.

Total deposits increased by $233.5 million, or 4.7%, to $5.2 billion at June 30, 2019 from $5.0 billion as of December 31,

2018. Wholesale deposits increased $193.8 million and retail deposits increased $39.7 million. As we have focused on deposit pricing, we have supplemented our fundings with wholesale deposits. The proportion of time deposits in the total deposit portfolio has grown over the past year with our efforts to extend maturities, as well as customer preference for time deposits in the current rate environment. Given our consistently high retention rate at renewal and average tenure of our deposit relationships, we consider all our retail deposits, including time deposits, to be core deposits.

Our loan to deposit ratio was 119.72% and 122.59% at June 30, 2019 and December 31, 2018, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing transaction accounts	$40,086	—%	0.8%	$34,071	—%	0.8%
Interest-bearing transaction accounts	203,362	1.36%	4.0%	182,867	0.84%	4.3%
Money market demand accounts	1,385,957	1.38%	27.0%	1,404,954	0.92%	32.9%
Time deposits	3,512,838	2.36%	68.2%	2,654,169	1.65%	62.0%
Total	$5,142,243	2.05%	100.0%	$4,276,061	1.37%	100.0%

	Six Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing transaction accounts	$40,743	—%	0.8%	$32,738	—%	0.8%
Interest-bearing transaction accounts	211,747	1.34%	4.2%	188,046	0.84%	4.5%
Money market demand accounts	1,369,041	1.28%	26.9%	1,456,000	0.90%	35.1%
Time deposits	3,469,932	2.32%	68.1%	2,465,542	1.56%	59.6%
Total	$5,091,463	2.00%	100.0%	$4,142,326	1.29%	100.0%

The following table sets forth the maturity of time deposits as of June 30, 2019:

(Dollars in thousands except for column headings)	Under $100,000	$100,000 and greater
Remaining maturity:
Three months or less	$675,656	$398,790
Over three through six months	69,675	402,223
Over six through twelve months	211,265	1,173,240
Over twelve months	113,319	550,287
Total	$1,069,915	$2,524,540
Percent of total deposits	20.44%	48.23%

The Company had certificates of deposit that meet or exceed the FDIC Insurance limit of $250 thousand of $1.3 billion and $1.2 billion at June 30, 2019 and December 31, 2018, respectively. At the same dates, the Company had $611.3 million and $467.5 million, respectively, of brokered deposits.
FHLB Advances and Other Borrowings

In addition to deposits, we utilize short and long-term collateralized FHLB borrowings to fund our loan growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances decreased $74.3 million, or 6.5%, to $1.1 billion at June 30, 2019 compared to December 31, 2018. As of June 30, 2019 and December 31, 2018, the Bank pledged as collateral a $62.6 million FHLB letter of credit related to our multifamily securitization reimbursement obligation. In addition, the Bank pledged as collateral a $50.0 million FHLB letter of credit in connection with a time deposit with the State of California Treasurer's Office at June 30, 2019.

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

	June 30, 2019		December 31, 2018		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	3.79%	$41,238	4.17%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	4.03%	$20,619	4.41%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
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

The following table presents information regarding our FHLB advances and other borrowings as of and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
FHLB advances
Average amount outstanding during the period	$1,093,160	$1,264,250	$1,108,629	$1,167,705
Maximum amount outstanding at any month-end during the period	1,052,125	1,366,851	1,052,120	1,366,851
Balance outstanding at end of period	1,068,817	1,150,746	1,068,817	1,150,746
Weighted average maturity (in years)	2.4	1.9	2.4	1.9
Weighted average interest rate at end of period	2.32%	2.23%	2.32%	2.23%
Weighted average interest rate during the period	2.35%	2.16%	2.40%	1.99%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857	$61,857	$61,857
Weighted average maturity (in years)	17.6	18.6	17.6	18.6
Weighted average interest rate at end of period	3.87%	3.80%	3.87%	3.80%
Weighted average interest rate during the period	4.10%	3.67%	4.18%	3.41%

Senior unsecured term notes
Balance outstanding at end of period	$94,355	$94,228	$94,355	$94,228
Weighted average maturity (in years)	5.3	6.3	5.3	6.3
Weighted average interest rate at end of period	6.67%	6.70%	6.67%	6.70%
Weighted average interest rate during the period	6.67%	6.70%	6.68%	6.70%

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

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Outstanding at period end	$16,700	$148,100	$16,700	$148,100
Average amount outstanding	52,303	325,887	97,388	387,981
Maximum amount outstanding at any month end	78,000	489,200	209,700	495,700
Weighted average interest rate:
During period	2.57%	1.89%	2.57%	1.69%
End of period	2.52%	2.08%	2.52%	2.08%

Stockholders’ Equity

Stockholders’ equity totaled $597.5 million and $581.1 million at June 30, 2019 and December 31, 2018, respectively. The increase in stockholders' equity is primarily related to net income of $23.7 million, less dividends paid of $6.6 million and stock repurchases of $7.6 million during the six months ended June 30, 2019.

During the quarter and six months ended June 30, 2019, the Company repurchased 366,701 and 759,701 shares, respectively, in connection with its stock repurchase program at an average price of $10.22 and $10.04 per share, respectively, and a total cost of $3.7 million and $7.6 million, respectively.

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

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commitments to fund loans held for investment	$120,672	$70,858

In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $1.3 million and $1.4 million as of June 30, 2019 and December 31, 2018, respectively, which is included in other liabilities and accrued expenses on the unaudited consolidated statements of financial condition.

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

Contractual Obligations

The following table presents, as of June 30, 2019, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", Note 15. ‘‘Commitments and Contingencies,’’ in the notes to our unaudited consolidated financial statements.

		Payments Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$3,594,455	$2,930,849	$652,514	$11,092	$—
FHLB advances (1)	1,068,817	316,700	350,600	400,750	767
Senior debt (1)	95,000	—	—	—	95,000
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases	15,960	4,798	6,989	2,942	1,231
Significant contract (2)	3,115	1,677	1,438	—	—
Total	$4,839,204	$3,254,024	$1,011,541	$414,784	$158,855

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

Our total deposits at June 30, 2019 and December 31, 2018 were $5.2 billion and $5.0 billion, respectively. Based on the values of loans pledged as collateral, we had $810.9 million of additional borrowing capacity with the FHLB at June 30, 2019. Based on the values of loans pledged as collateral, we had $166.1 million of borrowing capacity with the FRB at June 30, 2019. There were no outstanding advances with the FRB at June 30, 2019. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at June 30, 2019, none of which was advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Cash balances at correspondent banks, including amounts at the FRB, totaled $93.9 million at June 30, 2019.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of June 30, 2019 and December 31, 2018, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At June 30, 2019, the capital conservation buffer was 2.50%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of June 30, 2019
Tier 1 Leverage Ratio	$654,899	9.30%	$281,806	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	593,042	14.67%	181,899	4.50%	$282,954	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	654,899	16.20%	242,532	6.00%	343,587	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	691,586	17.11%	323,376	8.00%	424,431	10.50%	N/A	N/A
As of December 31, 2018
Tier 1 Leverage Ratio	$644,344	9.42%	$273,544	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	582,487	14.74%	177,873	4.50%	$251,986	6.38%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	644,344	16.30%	237,164	6.00%	311,277	7.88%	N/A	N/A
Total Risk-Based Capital Ratio	679,841	17.20%	316,218	8.00%	390,332	9.88%	N/A	N/A
Luther Burbank Savings
As of June 30, 2019
Tier 1 Leverage Ratio	$730,191	10.37%	$281,699	4.00%	N/A	N/A	$352,124	5.00%
Common Equity Tier 1 Risk-Based Ratio	730,191	18.08%	181,740	4.50%	$282,706	7.00%	262,513	6.50%
Tier 1 Risk-Based Capital Ratio	730,191	18.08%	242,320	6.00%	343,286	8.50%	323,093	8.00%
Total Risk-Based Capital Ratio	766,878	18.99%	323,093	8.00%	424,059	10.50%	403,866	10.00%
As of December 31, 2018
Tier 1 Leverage Ratio	$728,414	10.65%	$273,469	4.00%	N/A	N/A	$341,836	5.00%
Common Equity Tier 1 Risk-Based Ratio	728,414	18.43%	177,820	4.50%	$251,912	6.38%	256,851	6.50%
Tier 1 Risk-Based Capital Ratio	728,414	18.43%	237,094	6.00%	311,185	7.88%	316,125	8.00%
Total Risk-Based Capital Ratio	763,911	19.33%	316,125	8.00%	390,217	9.88%	395,156	10.00%

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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at June 30, 2019. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
June 30, 2019
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(27.5)	(19.1)%
+300 BP	(18.3)	(12.7)%
+200 BP	(10.7)	(7.4)%
+100 BP	(5.2)	(3.6)%
-100 BP	5.2	3.6%
-200 BP	10.0	6.9%
The NII at Risk reported at June 30, 2019 reflects that our earnings are in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. All NII stress tests measures were within our board established limits.
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

Interest Rate Risk to Capital (EVE)
June 30, 2019
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(235.8)	(38.3)%
+300 BP	(149.1)	(24.2)%
+200 BP	(83.0)	(13.5)%
+100 BP	(36.0)	(5.9)%
-100 BP	45.3	7.4%
-200 BP	82.8	13.5%
The EVE at Risk reported at June 30, 2019 reflects that our market value of capital is in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. All EVE stress tests measures were within our board established limits.

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
We typically utilize FHLB advances with embedded interest rate caps to hedge our liability sensitive interest rate risk position. The interest rate caps embedded in FHLB advances do not qualify as derivative contracts. The cost of these contracts is inseparable from the cost of the advances and, as such, is included in interest expense in our unaudited consolidated statements of income. In addition, we entered into a two-year interest rate swap with a total notional amount of $500.0 million to hedge the interest rate risk related to certain hybrid multifamily loans which are currently in their fixed rate period. The swap is designated as a fair value hedge and involves the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swap without the exchange of the underlying notional amount. The gain or loss on this derivative, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income for loans.
The following table summarizes FHLB borrowings with embedded caps and the one derivative instrument utilized by us as interest rate risk hedge positions as of June 30, 2019:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
FHLB fixed rate advance	With embedded cap	3	$75,000	$—	$—
FHLB fixed rate advance	With embedded cap	4	30,000	—	—
FHLB fixed rate advance	With embedded cap	4	45,000	—	—
FHLB fixed rate advance	With embedded cap	8	50,000	—	—
FHLB fixed rate advance	With embedded cap	10	50,000	—	—
FHLB fixed rate advance	With embedded cap	20	100,000	—	—
FHLB fixed rate advance	With embedded cap	20	50,000	—	—
Interest rate swap	Fair value hedge	24	500,000	—	13
			$900,000	$—	$13
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO and all positions over and above the minimum transfer amounts are secured by marketable securities or cash.

Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2019, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company's monthly repurchases of equity securities during the three months ended June 30, 2019 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (1)
April 1-30, 2019	3,500	$10.21	3,500	$9,589
May 1-31, 2019	238,400	10.21	238,400	7,155
June 1-30, 2019	124,801	10.26	124,801	5,875
Total	366,701	$10.22	366,701	$5,875
(1) In August 2018, the Company's Board of Directors authorized the purchase of up to $15.0 million of the Company's common stock from August 17, 2018 through December 31, 2019 (the "Repurchase Program"), which was announced by press release and Current Report on Form 8-K on August 16, 2018 and August 17, 2018, respectively. Under the Repurchase Program, the Company may acquire its common stock in the open market or in privately negotiated transactions, including 10b5-1 plans. The Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without notice. In December 2018, the Company adopted a systematic stock repurchase plan in accordance with, and as part of, the Repurchase Program. The plan was effective from December 17, 2018 until two days following the Company's release of its 2018 year-end financial results and was announced by press release and Current Report on Form 8-K on December 14, 2018. In January 2019, the Company adopted a systematic stock repurchase plan in accordance with, and as part of, the Repurchase Program. The plan is effective from January 31, 2019 until December 31, 2019 and was announced by Current Report on Form 8-K on February 1, 2019. These plans were adopted under the guidelines specified by Rule 10b5-1 and under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and the Company's Insider Trading Policy.

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

LUTHER BURBANK CORPORATION

DATED:	AUGUST 9, 2019	By: /s/ Simone Lagomarsino
Simone Lagomarsino
President and Chief Executive Officer

DATED:	AUGUST 9, 2019	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer