Form 10-Q
period 2019-09-30
Luther Burbank Corp
filed 2019-11-12
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

As of November 5, 2019, there were 56,034,399 shares of the registrant’s common stock, no par value, outstanding.

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

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Cash and cash equivalents	$168,282	$91,697
Available for sale debt securities, at fair value	631,857	608,528
Held to maturity debt securities, at amortized cost (fair value of $10,731 and $11,625 at September 30, 2019 and December 31, 2018, respectively)	10,602	11,860
Equity securities, at fair value	11,837	11,438
Loans receivable, net of allowance for loan losses of $34,923 and $34,314 as of September 30, 2019 and December 31, 2018, respectively	6,224,597	6,096,316
Accrued interest receivable	21,558	20,220
Federal Home Loan Bank ("FHLB") stock, at cost	30,343	31,823
Premises and equipment, net	18,523	20,981
Goodwill	3,297	3,297
Prepaid expenses and other assets	40,523	41,052
Total assets	$7,161,419	$6,937,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,362,002	$5,001,040
FHLB advances	977,210	1,143,132
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $614 and $707 at September 30, 2019 and December 31, 2018, respectively)	94,386	94,293
Accrued interest payable	3,338	4,307
Other liabilities and accrued expenses	57,254	51,438
Total liabilities	6,556,047	6,356,067

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, no par value; 100,000,000 shares authorized; 56,034,771 and 56,379,066 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	447,389	456,378
Retained earnings	156,016	129,806
Accumulated other comprehensive income (loss), net of taxes	1,967	(5,039)
Total stockholders' equity	605,372	581,145
Total liabilities and stockholders' equity	$7,161,419	$6,937,212

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and fee income:
Loans	$64,010	$55,644	$186,078	$153,550
Investment securities	3,900	3,266	11,943	8,638
Cash and cash equivalents	766	489	1,688	1,178
Total interest and fee income	68,676	59,399	199,709	163,366
Interest expense:
Deposits	27,927	19,650	78,686	46,141
FHLB advances	5,983	5,860	19,165	17,502
Junior subordinated deferrable interest debentures	604	600	1,888	1,655
Senior debt	1,577	1,577	4,725	4,733
Total interest expense	36,091	27,687	104,464	70,031
Net interest income before (reversal of) provision for loan losses	32,585	31,712	95,245	93,335
(Reversal of) provision for loan losses	(500)	650	250	3,450
Net interest income after (reversal of) provision for loan losses	33,085	31,062	94,995	89,885
Noninterest income:
Gain on sale of loans	77	140	607	140
FHLB dividends	557	622	1,604	1,725
Other income	359	281	1,650	1,020
Total noninterest income	993	1,043	3,861	2,885
Noninterest expense:
Compensation and related benefits	9,191	9,018	27,857	27,836
Deposit insurance premium	—	483	985	1,382
Professional and regulatory fees	521	394	1,419	1,295
Occupancy	1,425	1,418	4,214	4,018
Depreciation and amortization	672	700	2,001	2,108
Data processing	945	895	2,809	2,490
Marketing	1,217	1,235	3,442	2,009
Other expenses	2,098	947	4,300	3,587
Total noninterest expense	16,069	15,090	47,027	44,725
Income before provision for income taxes	18,009	17,015	51,829	48,045
Provision for income taxes	5,273	4,886	15,425	13,588
Net income	$12,736	$12,129	$36,404	$34,457

Basic earnings per common share	$0.23	$0.22	$0.65	$0.61
Diluted earnings per common share	$0.23	$0.21	$0.65	$0.61
Dividends per common share	$0.06	$0.06	$0.17	$0.23

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$12,736	$12,129	$36,404	$34,457
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities:
Unrealized holding gain (loss) arising during the period	1,183	(1,196)	9,156	(5,108)
Tax effect	(344)	352	(2,653)	1,467
Net of tax	839	(844)	6,503	(3,641)
Unrealized gain on cash flow hedge:
Unrealized holding gain arising during the period	—	133	147	506
Tax effect	—	(39)	(43)	(146)
Net of tax	—	94	104	360
Total other comprehensive income (loss)	839	(750)	6,607	(3,281)
Comprehensive income	$13,575	$11,379	$43,011	$31,176

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive (Loss) Income (Net of Taxes)		Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities	Cash Flow Hedge
	Shares	Amount
Balance, June 30, 2018	56,559,655	$456,289	$113,673	$(7,482)	$(300)	$562,180
Comprehensive income:
Net income	—	—	12,129	—	—	12,129
Other comprehensive (loss) income	—	—	—	(844)	94	(750)
Restricted stock forfeitures	(15,884)	(35)	1	—	—	(34)
Stock based compensation expense	—	1,174	—	—	—	1,174
Cash dividends ($0.06 per share)	—	—	(3,300)	—	—	(3,300)
Balance, September 30, 2018	56,543,771	$457,428	$122,503	$(8,326)	$(206)	$571,399

Balance, June 30, 2019	55,982,491	$449,825	$146,514	$1,128	$—	$597,467
Comprehensive income:
Net income	—	—	12,736	—	—	12,736
Other comprehensive income	—	—	—	839	—	839
Settled restricted stock units	377,728	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(178,403)	(1,972)	—	—	—	(1,972)
Restricted stock forfeitures	(36,045)	(89)	8	—	—	(81)
Stock based compensation expense	—	786	—	—	—	786
Shares repurchased	(111,000)	(1,161)	—	—	—	(1,161)
Cash dividends ($0.06 per share)	—	—	(3,242)	—	—	(3,242)
Balance, September 30, 2019	56,034,771	$447,389	$156,016	$1,967	$—	$605,372

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive (Loss) Income (Net of Taxes)		Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities	Cash Flow Hedge
	Shares	Amount
Balance, December 31, 2017	56,422,662	$454,287	$102,459	$(6,214)	$(787)	$549,745
Comprehensive income:
Net income	—	—	34,457	—	—	34,457
Other comprehensive (loss) income	—	—	—	(3,641)	360	(3,281)
Reclassification of prior year tax benefit related to re-measuring deferred taxes on items recorded to other comprehensive income	—	—	(1,750)	1,529	221	—
Issuance of restricted stock awards	131,140	—	—	—	—	—
Settled restricted stock units	12,710	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(4,057)	(49)	—	—	—	(49)
Restricted stock forfeitures	(18,684)	(38)	1	—	—	(37)
Stock based compensation expense	—	3,228	—	—	—	3,228
Cash dividends ($0.23 per share)	—	—	(12,664)	—	—	(12,664)
Balance, September 30, 2018	56,543,771	$457,428	$122,503	$(8,326)	$(206)	$571,399

Balance, December 31, 2018	56,379,066	$456,378	$129,806	$(4,935)	$(104)	$581,145
Cumulative effect of change in accounting principal (1)	—	—	(399)	399	—	—
Comprehensive income:
Net income	—	—	36,404	—	—	36,404
Other comprehensive income	—	—	—	6,503	104	6,607
Issuance of restricted stock awards	321,784	—	—	—	—	—
Settled restricted stock units	499,707	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(223,044)	(2,409)	—	—	—	(2,409)
Restricted stock forfeitures	(72,041)	(220)	18	—	—	(202)
Stock based compensation expense	—	2,431	—	—	—	2,431
Shares repurchased	(870,701)	(8,791)	—	—	—	(8,791)
Cash dividends ($0.17 per share)	—	—	(9,813)	—	—	(9,813)
Balance, September 30, 2019	56,034,771	$447,389	$156,016	$1,967	$—	$605,372

(1) Represents the impact of adopting Accounting Standards Update ("ASU") 2016-01. See Note 1 to the unaudited consolidated financial statements for further information.

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$36,404	$34,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,001	2,108
Provision for loan losses	250	3,450
Amortization of deferred loan costs, net	10,386	7,421
Amortization of premiums on investment securities, net	1,039	1,559
Gain on sale of loans	(607)	(140)
Stock based compensation expense, net of forfeitures	2,211	3,190
Change in fair value of mortgage servicing rights	652	655
Change in fair value of equity securities	(399)	—
Loss on disposition of leasehold improvements	1,120	—
Other items, net	(383)	(41)
Effect of changes in:
Accrued interest receivable	(1,338)	(5,159)
Accrued interest payable	(969)	3,193
Prepaid expenses and other assets	(2,040)	405
Other liabilities and accrued expenses	5,770	(3,813)
Net cash provided by operating activities	54,097	47,285
Cash flows from investing activities:
Proceeds from maturities and paydowns of available for sale debt securities	55,523	61,270
Proceeds from maturities and paydowns of held to maturity debt securities	1,216	344
Proceeds from sales of available for sale debt securities	1,000	—
Purchases of available for sale debt securities	(71,694)	(179,207)
Purchases of held to maturity debt securities	—	(5,375)
Net increase in loans receivable	(190,602)	(910,941)
Proceeds from loans held for sale previously classified as portfolio loans	62,235	19,604
Purchase of loan	(10,052)	—
Redemption of FHLB stock, net	1,480	498
Purchase of premises and equipment	(663)	(1,231)
Net cash used in investing activities	(151,557)	(1,015,038)
Cash flows from financing activities:
Net increase in customer deposits	360,962	992,706
Proceeds from long-term FHLB advances	375,100	350,000
Repayment of long-term FHLB advances	(375,022)	(50,521)
Net change in short-term FHLB advances	(166,000)	(326,600)
Shares withheld for taxes on vested restricted stock	(2,409)	(49)
Shares repurchased	(8,791)	—
Cash paid for dividends	(9,795)	(12,663)
Net cash provided by financing activities	174,045	952,873
Increase (decrease) in cash and cash equivalents	76,585	(14,880)
Cash and cash equivalents, beginning of period	91,697	75,578
Cash and cash equivalents, end of period	$168,282	$60,698
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$105,433	$66,837
Income taxes	$14,125	$15,355
Non-cash investing activity:
Loans transferred to held for sale	$61,751	$19,603

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2019.

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

(Dollars in thousands, except share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$12,736	$12,129	$36,404	$34,457

Weighted average basic common shares outstanding	55,654,429	56,190,970	56,094,285	56,190,970
Add: Dilutive effects of assumed vesting of restricted stock	273,104	673,130	219,587	622,140
Weighted average diluted common shares outstanding	55,927,533	56,864,100	56,313,872	56,813,110

Income per common share:
Basic EPS	$0.23	$0.22	$0.65	$0.61
Diluted EPS	$0.23	$0.21	$0.65	$0.61
Anti-dilutive shares not included in calculation of diluted earnings per share	4,398	—	4,381	—
New Financial Accounting Standards

FASB ASU 2016-01

In January 2016, the FASB issued ASU 2016-01 which provided guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This update contains several provisions, including but not limited to (1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and (4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The update also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The update was effective for public business entities ("PBEs") for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As an emerging growth company, the Company was permitted to adopt this guidance on January 1, 2019 and, as a result, reclassified $399 thousand of unrealized losses on equity securities from other comprehensive income to retained earnings. Additionally, $11.4 million of equity securities were reclassified from available for sale securities to equity securities. Subsequent changes in the unrealized gain or loss on equity securities will be recorded through other noninterest income. No adjustments related to 2018 were recorded in the Company's unaudited consolidated statements of income. See Note 2 to the unaudited consolidated financial statements for further discussion.

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

2.	INVESTMENT SECURITIES

Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2019:
Government and Government Sponsored Entities:
Residential mortgage backed securities and collateralized mortgage obligations ("MBS and CMOs")	$156,939	$292	$(599)	$156,632
Commercial MBS and CMOs	337,882	4,104	(639)	341,347
Agency bonds	134,262	46	(430)	133,878
Total available for sale debt securities	$629,083	$4,442	$(1,668)	$631,857
At December 31, 2018:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$194,297	$339	$(2,523)	$192,113
Commercial MBS and CMOs	294,276	979	(2,304)	292,951
Agency bonds	125,329	7	(2,848)	122,488
U.S. Treasury	1,008	—	(32)	976
Total available for sale debt securities	$614,910	$1,325	$(7,707)	$608,528
Net unrealized gains (losses) on available for sale investment securities are recorded as accumulated other comprehensive income (loss) within stockholders’ equity and totaled $2.0 million and $(4.9) million, net of $(807) thousand and $2.0 million in tax (liabilities) assets at September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019, the Company sold its U.S. Treasury security at its amortized cost. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities during the three or nine months ended September 30, 2018.

The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Residential MBS and CMOs	$37,276	$(108)	$69,515	$(491)	$106,791	$(599)
Commercial MBS and CMOs	60,614	(207)	55,447	(432)	116,061	(639)
Agency bonds	19,923	(76)	87,051	(354)	106,974	(430)
Total available for sale debt securities	$117,813	$(391)	$212,013	$(1,277)	$329,826	$(1,668)
At September 30, 2019, the Company held 77 residential MBS and CMOs of which 49 were in a loss position and 31 had been in a loss position for twelve months or more. The Company held 40 commercial MBS and CMOs of which 16 were in a loss position and 7 had been in a loss position for twelve months or more. The Company held 15 agency bonds of which 11 were in a loss position and 9 had been for twelve months or more.

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
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019 and December 31, 2018.
As of September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.

Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of September 30, 2019:
Government Sponsored Entities:
Residential MBS	$10,517	$165	$(36)	$10,646
Other investments	85	—	—	85
Total held to maturity investment securities	$10,602	$165	$(36)	$10,731
As of December 31, 2018:
Government Sponsored Entities:
Residential MBS	$11,593	$27	$(262)	$11,358
Other investments	267	—	—	267
Total held to maturity investment securities	$11,860	$27	$(262)	$11,625
The following table summarizes the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
As of September 30, 2019:
Government Sponsored Entities:
Residential MBS	$—	$—	$2,260	$(36)	$2,260	$(36)
As of December 31, 2018:
Government Sponsored Entities:
Residential MBS	$6,481	$(111)	$3,739	$(151)	$10,220	$(262)
At September 30, 2019, the Company had 7 held to maturity residential MBS of which 2 were in a loss position and had been for twelve months or more. At December 31, 2018, the Company held 7 held to maturity residential MBS of which 6 were in a loss position and 3 had been in a loss position for twelve months or more.
The unrecognized losses on the Company’s held to maturity investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2019 and December 31, 2018.

The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of September 30, 2019:

	September 30, 2019
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
Less than one year	$30,000	$29,923
One to five years	87,405	87,056
Five to ten years	4,202	4,212
Beyond ten years	12,655	12,687
MBS and CMOs	494,821	497,979
Total available for sale debt securities	$629,083	$631,857
Held to maturity investments securities
Beyond ten years	$85	$85
MBS	10,517	10,646
Total held to maturity debt securities	$10,602	$10,731
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities and collateralized mortgage obligations are not included in the maturity categories above and instead are shown separately. No securities were pledged as of September 30, 2019 and December 31, 2018.

Equity Securities

Equity securities consist of investments in the CRA Qualified Investment Fund. At September 30, 2019 and December 31, 2018, the fair value of equity securities totaled $11.8 million and $11.4 million, respectively. Prior to January 1, 2019, equity securities were included with available for sale investment securities and stated at fair value with unrealized gains and losses reported in other comprehensive income. As of January 1, 2019, $399 thousand of unrealized losses on equity securities were reclassified from other comprehensive income to retained earnings. Subsequent changes in fair value are recognized in other noninterest income and totaled $89 thousand and $399 thousand during the three and nine months ended September 30, 2019, respectively. There were no sales of equity securities during the three and nine months ended September 30, 2019.

3.	LOANS
Loans consist of the following:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Permanent mortgages on:
Multifamily residential	$3,959,351	$3,671,069
Single family residential	2,079,811	2,262,811
Commercial real estate	201,067	184,039
Construction and land loans	19,191	12,611
Non-Mortgage (‘‘NM’’) loans	100	100
Total	6,259,520	6,130,630
Allowance for loan losses	(34,923)	(34,314)
Loans held for investment, net	$6,224,597	$6,096,316

Certain loans have been pledged to secure borrowing arrangements (see Note 7).

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
Three months ended September 30, 2019
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$22,745	$9,439	$2,412	$625	$35,221
Provision for (reversal of) loan losses	408	(415)	115	(608)	(500)
Charge-offs	—	—	—	—	—
Recoveries	—	2	—	200	202
Ending balance allocated to portfolio segments	$23,153	$9,026	$2,527	$217	$34,923
Three months ended September 30, 2018
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$20,560	$10,098	$1,841	$859	$33,358
Provision for (reversal of) loan losses	604	396	157	(507)	650
Charge-offs	—	—	—	—	—
Recoveries	—	3	—	75	78
Ending balance allocated to portfolio segments	$21,164	$10,497	$1,998	$427	$34,086
Nine months ended September 30, 2019
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$21,326	$10,125	$2,441	$422	$34,314
Provision for (reversal of) loan losses	1,827	(1,108)	86	(555)	250
Charge-offs	—	—	—	—	—
Recoveries	—	9	—	350	359
Ending balance allocated to portfolio segments	$23,153	$9,026	$2,527	$217	$34,923
Nine months ended September 30, 2018
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$18,588	$9,044	$1,734	$946	$30,312
Provision for (reversal of) loan losses	2,576	1,444	174	(744)	3,450
Charge-offs	—	—	—	—	—
Recoveries	—	9	90	225	324
Ending balance allocated to portfolio segments	$21,164	$10,497	$1,998	$427	$34,086

The following table summarizes the allocation of the allowance for loan losses by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of September 30, 2019:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	23,153	9,001	2,527	217	34,898
Ending balance	$23,153	$9,026	$2,527	$217	$34,923
Loans:
Ending balance: individually evaluated for impairment	$7,120	$8,904	$—	$—	$16,024
Ending balance: collectively evaluated for impairment	3,952,231	2,070,907	201,067	19,291	6,243,496
Ending balance	$3,959,351	$2,079,811	$201,067	$19,291	$6,259,520
As of December 31, 2018:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	21,326	10,100	2,441	422	34,289
Ending balance	$21,326	$10,125	$2,441	$422	$34,314
Loans:
Ending balance: individually evaluated for impairment	$564	$5,881	$—	$—	$6,445
Ending balance: collectively evaluated for impairment	3,670,505	2,256,930	184,039	12,711	6,124,185
Ending balance	$3,671,069	$2,262,811	$184,039	$12,711	$6,130,630

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

The following table summarizes the loan portfolio allocated by management’s internal risk ratings at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of September 30, 2019:
Grade:
Pass	$3,880,672	$2,055,025	$183,894	$19,291	$6,138,882
Watch	53,314	9,266	17,173	—	79,753
Special mention	16,535	3,851	—	—	20,386
Substandard	8,830	11,669	—	—	20,499
Total	$3,959,351	$2,079,811	$201,067	$19,291	$6,259,520
As of December 31, 2018:
Grade:
Pass	$3,601,279	$2,236,394	$180,655	$10,174	$6,028,502
Watch	65,222	20,505	1,895	—	87,622
Special mention	2,631	380	1,489	2,537	7,037
Substandard	1,937	5,532	—	—	7,469
Total	$3,671,069	$2,262,811	$184,039	$12,711	$6,130,630
The following table summarizes an aging analysis of the loan portfolio by the time past due at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of September 30, 2019:
Loans:
Multifamily residential	$716	$—	$—	$7,120	$3,951,515	$3,959,351
Single family residential	1,891	—	—	5,820	2,072,100	2,079,811
Commercial real estate	—	—	—	—	201,067	201,067
Land, construction and NM	—	—	—	—	19,291	19,291
Total	$2,607	$—	$—	$12,940	$6,243,973	$6,259,520
As of December 31, 2018:
Loans:
Multifamily residential	$—	$—	$—	$564	$3,670,505	$3,671,069
Single family residential	362	2,212	—	1,448	2,258,789	2,262,811
Commercial real estate	—	—	—	—	184,039	184,039
Land, construction and NM	—	—	—	—	12,711	12,711
Total	$362	$2,212	$—	$2,012	$6,126,044	$6,130,630

The following table summarizes information related to impaired loans at September 30, 2019 and December 31, 2018:

	As of September 30, 2019			As of December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$7,120	$7,175	$—	$564	$635	$—
Single family residential	7,988	8,348	—	4,945	5,333	—
	15,108	15,523	—	5,509	5,968	—
With an allowance recorded:
Single family residential	916	912	25	936	933	25
	916	912	25	936	933	25
Total:
Multifamily residential	7,120	7,175	—	564	635	—
Single family residential	8,904	9,260	25	5,881	6,266	25
	$16,024	$16,435	$25	$6,445	$6,901	$25
The following tables summarize information related to impaired loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$7,121	$9	$9	$951	$—	$—
Single family residential	7,397	48	18	6,046	28	—
Commercial real estate	—	—	—	436	—	—
	14,518	57	27	7,433	28	—
With an allowance recorded:
Single family residential	919	12	—	948	7	—
	919	12	—	948	7	—
Total:
Multifamily residential	7,121	9	9	951	—	—
Single family residential	8,316	60	18	6,994	35	—
Commercial real estate	—	—	—	436	—	—
	$15,437	$69	$27	$8,381	$35	$—

	Nine months ended September 30,
	2019			2018
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$3,182	$21	$21	$1,519	$—	$—
Single family residential	5,408	143	43	7,209	102	—
Commercial real estate	—	—	—	369	—	—
	8,590	164	64	9,097	102	—
With an allowance recorded:
Single family residential	1,145	36	—	1,257	33	—
	1,145	36	—	1,257	33	—
Total:
Multifamily residential	3,182	21	21	1,519	—	—
Single family residential	6,553	179	43	8,466	135	—
Commercial real estate	—	—	—	369	—	—
	$9,735	$200	$64	$10,354	$135	$—
The following table summarizes the recorded investment related to troubled debt restructurings at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Troubled debt restructurings:
Single family residential	$3,084	$4,434
The Company has allocated $25 thousand of allowances for loans modified in troubled debt restructurings at both September 30, 2019 and December 31, 2018. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings. There were no new troubled debt restructurings during the three and nine months ended September 30, 2019 and 2018.

The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the three and nine months ended September 30, 2019 and 2018. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

4.	NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned. The Company’s nonperforming assets at September 30, 2019 and December 31, 2018 are indicated below:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Non-accrual loans:
Multifamily residential	$7,120	$564
Single family residential	5,820	1,448
Total non-accrual loans	12,940	2,012
Real estate owned	—	—
Total nonperforming assets	$12,940	$2,012
Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of a non-accrual loan is deemed to be fully collectible. If there’s doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on four non-accrual loans during the three and nine months ended September 30, 2019 totaling $27 thousand and $64 thousand, respectively. No interest income was recognized on non-accrual loans during the three and nine months ended September 30, 2018. Contractual interest not accrued on nonperforming loans during the three and nine months ended September 30, 2019 totaled $133 thousand and $189 thousand, respectively, compared with $50 thousand and $203 thousand for the three and nine months ended September 30, 2018, respectively.

Generally, nonperforming loans are considered impaired because the repayment of the loan will not be made in accordance with the original contractual agreement.

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

(Dollars in thousands)	September 30, 2019	December 31, 2018
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$430,483	$497,950
Other financial institutions	140,346	139,558
Total mortgage loans serviced for others	$570,829	$637,508
Custodial account balances maintained in connection with serviced loans totaled $3.7 million and $10.1 million at September 30, 2019 and December 31, 2018, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$3,172	$3,868	$3,463	$4,255
Additions	—	139	155	139
Disposals	—	—	—	—
Change in fair value due to changes in assumptions	—	—	—	—
Other changes in fair value	(206)	(268)	(652)	(655)
Ending balance	$2,966	$3,739	$2,966	$3,739
Fair value as of September 30, 2019 was determined using a discount rate of 10%, prepayment speeds ranging from 6.2% to 58.7%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighted average prepayment speed at September 30, 2019 was 23.0%. Fair value as of December 31, 2018 was determined using a discount rate of 10%, prepayment speeds ranging from 6.0% to 70.4%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2018 was 23.3%.

6.	DEPOSITS
A summary of deposits at September 30, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Time deposits	$3,621,006	$3,297,433
Money market savings	1,366,845	1,335,246
Interest-bearing demand	209,442	179,272
Money market checking	117,575	123,119
Noninterest-bearing demand	47,134	65,970
Total	$5,362,002	$5,001,040
The Company had time deposits with a denomination of $100 thousand or more totaling $2.7 billion and $2.4 billion at September 30, 2019 and December 31, 2018, respectively.

The Company had time deposits that meet or exceed the FDIC Insurance limit of $250 thousand of $1.4 billion and $1.2 billion at September 30, 2019 and December 31, 2018, respectively.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $487.0 million and $467.5 million at September 30, 2019 and December 31, 2018, respectively.

Maturities of the Company’s time deposits at September 30, 2019 are summarized as follows (dollars
in thousands):

October 1 - December 31, 2019	$1,053,761
Year ending December 31, 2020	2,142,175
Year ending December 31, 2021	366,292
Year ending December 31, 2022	52,269
Year ending December 31, 2023	5,034
Thereafter	1,475
Total	$3,621,006

7.	FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of September 30, 2019 and December 31, 2018, the Bank had pledged various mortgage loans totaling approximately $2.3 billion and $2.1 billion, respectively, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $452.1 million and $406.6 million as of September 30, 2019 and December 31, 2018, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of September 30, 2019 and December 31, 2018.
The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

	Outstanding Balances		As of September 30, 2019
(Dollars in thousands)	September 30, 2019	December 31, 2018	Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate	Maturity Dates
Fixed rate short-term	$—	$166,000	—	—	—	N/A
Fixed rate long-term	977,210	877,132	1.55%	7.69%	2.30%	February 2020 to August 2032
Variable rate long-term	—	100,000	—	—	—	N/A
	$977,210	$1,143,132

The Bank's available borrowing capacity based on pledged loans to the FRB and the FHLB totaled $1.1 billion and $681.5 million at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the Bank pledged as collateral a $62.6 million FHLB letter of credit related to our multifamily securitization reimbursement obligation. In addition, the Bank pledged as collateral a $50.0 million FHLB letter of credit in connection with a time deposit with the State of California Treasurer's Office at September 30, 2019.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the three and nine months ended September 30, 2019, there was a maximum amount of short-term borrowings outstanding of $28.1 million and $209.8 million, respectively, and an average amount outstanding of $1.8 million and $65.2 million, respectively, with weighted average interest rates of 2.44% and 2.57%, respectively.
The following table summarizes principal payments on FHLB advances over the next five years as of September 30, 2019 (dollars in thousands):

October 1 - December 31, 2019	$—
Year ending December 31, 2020	50,000
Year ending December 31, 2021	450,700
Year ending December 31, 2022	75,000
Year ending December 31, 2023	400,750
Thereafter	760
$977,210

8.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
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
The following table is a summary of the outstanding Trust Securities and Notes at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	3.50%	$41,238	4.17%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	3.74%	$20,619	4.41%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%

9.	SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$614	$95,000	$707	9/30/2024	6.50%

10.	DERIVATIVES AND HEDGING ACTIVITIES
From time to time, the Company utilizes interest rate swaps and other derivative financial instruments as part of its asset liability management strategy to manage interest rate risk positions.

Fair Value Hedges of Interest Rate Risk

During the nine months ended September 30, 2019, the Company entered into two, two-year interest rate swaps with a total notional amount of $1.0 billion to hedge the interest rate risk related to certain hybrid multifamily loans which are currently in their fixed rate period. The swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on the derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income for loans.

For the three and nine months ended September 30, 2019, the fixed rate amounts related to the net settlement of the interest rate swaps was less than the the floating rate recognized. As such, interest income for loans was increased by $1.4 million and $1.5 million, respectively, for the three and nine months ended September 30, 2019. The Company did not have any derivative financial instruments that were designated as fair value hedges as of or for the three and nine months ended September 30, 2018.

The following table presents the effect of the Company’s interest rate swaps on the unaudited consolidated statements of income for the three and nine months ended September 30, 2019:

	September 30, 2019
(Dollars in thousands)	For the Three Months Ended	For the Nine Months Ended
Derivative - interest rate swap:
Interest income	$1,400	$1,514
Hedged items - loans:
Interest income	6	5
Net effect on interest income	$1,406	$1,519
The following table presents the fair value of the Company’s interest rate swaps, as well as its classification on the unaudited consolidated statement of financial condition as of September 30, 2019:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	$1,000,000	Prepaid Expenses and Other Assets	$712	Other Liabilities and Accrued Expenses	$1,605

As of September 30, 2019, the following amounts were recorded in the unaudited consolidated statement of financial condition related to cumulative basis adjustments for its fair value hedges.

Line Item in the Consolidated Statement of Financial Condition in Which the Hedged Items are Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
Loans receivable, net (1)	$1,001,180	$1,180
(1) These amounts include the amortized cost basis of closed portfolio loans used to designate hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2019, the amortized cost basis of the closed portfolio loans used in these hedging relationships was $2.7 billion; the cumulative basis adjustments associated with these hedging relationships were $1.2 million and the amount of the designated hedged items were $1.0 billion.
As of September 30, 2019, the Company had posted $3.0 million in cash collateral in connection with its interest rate swaps.

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

Non-cash stock compensation expense recognized for RSAs and RSUs for the three and nine months ended September 30, 2019 totaled $697 thousand and $2.2 million, respectively, compared with $1.1 million and $3.2 million for the three and nine months ended September 30, 2018, respectively. The fair value of RSAs and RSUs that vested during the nine months ended September 30, 2019 and 2018 totaled $5.7 million and $1.5 million, respectively. No RSAs and RSUs vested during the three months ended September 30, 2019 and 2018.

As of both September 30, 2019 and December 31, 2018, there was $4.3 million of unrecognized compensation expense related to 698,949 and 985,869 unvested RSAs and RSUs, respectively, which amounts are expected to be expensed over a weighted average period of 1.78 years and 1.91 years, respectively. As of September 30, 2019 and December 31, 2018, 135,059 and 169,490 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about restricted stock awards and restricted stock units:

	Nine Months Ended September 30,
	2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	1,155,359	$10.97	1,319,700	$10.75
Shares granted	321,784	9.80	131,140	12.77
Shares settled	(557,053)	10.96	(53,059)	10.75
Shares forfeited	(86,082)	10.67	(18,684)	11.41
End of the period balance	834,008	$10.56	1,379,097	$10.93

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At September 30, 2019 and December 31, 2018, there were 2,332,217 and 2,581,960 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. During the nine months ended September 30, 2019, there were 14,041 shares of forfeited RSU awards that were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan. These awards were excluded from the shares reserved and available for grant under the Omnibus Plan.

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
Fair values for fixed-rate time deposits are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for time deposits with similar remaining maturities. For deposits with no contractual maturity, the fair value is assumed to equal the carrying value.
The fair value of FHLB advances is estimated based on discounting the future cash flows using the market rate currently offered for similar terms.
The fair value of subordinated debentures is based on an indication of value provided by a third-party broker.
For senior debt, the fair value is based on an indication of value provided by a third-party broker.

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments are as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2019:
Financial assets:
Cash and cash equivalents	$168,282	$168,282	$168,282	$—	$—
Debt securities:
Available for sale	631,857	631,857	—	631,857	—
Held to maturity	10,602	10,731	—	10,731	—
Equity securities	11,837	11,837	—	11,837	—
Loans receivable, net	6,224,597	6,351,304	—	—	6,351,304
Accrued interest receivable	21,558	21,558	38	1,687	19,833
FHLB stock	30,343	N/A	N/A	N/A	N/A
Interest rate swap	712	712	—	712	—
Financial liabilities:
Deposits	$5,362,002	$5,385,724	$1,590,997	$3,794,727	$—
FHLB advances	977,210	1,000,146	—	1,000,146	—
Junior subordinated deferrable interest debentures	61,857	57,163	—	57,163	—
Senior debt	94,386	102,613	—	102,613	—
Accrued interest payable	3,338	3,338	—	3,338	—
Interest rate swap	1,605	1,605	—	1,605	—
As of December 31, 2018:
Financial assets:
Cash and cash equivalents	$91,697	$91,697	$91,697	$—	$—
Debt securities:
Available for sale	608,528	608,528	976	607,552	—
Held to maturity	11,860	11,625	—	11,625	—
Equity securities	11,438	11,438	—	11,438	—
Loans receivable, net	6,096,316	6,092,885	—	—	6,092,885
Accrued interest receivable	20,220	20,220	62	1,739	18,419
FHLB stock	31,823	N/A	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,001,040	$4,957,054	$1,703,607	$3,253,447	$—
FHLB advances	1,143,132	1,144,326	—	1,144,326	—
Junior subordinated deferrable interest debentures	61,857	56,596	—	56,596	—
Senior debt	94,293	99,673	—	99,673	—
Accrued interest payable	4,307	4,307	—	4,307	—
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
Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2019 and December 31, 2018.

Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis (dollars in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2019:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$156,632	$—	$156,632	$—
Commercial MBS and CMOs	341,347	—	341,347	—
Agency bonds	133,878	—	133,878	—
Total available for sale debt securities	$631,857	$—	$631,857	$—
Equity securities	$11,837	$—	$11,837	$—
Mortgage servicing rights	$2,966	$—	$—	$2,966
Interest rate swap	$712	$—	$712	$—
Financial Liabilities:
Interest rate swap	$1,605	$—	$1,605	$—
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
There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2019 and 2018.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. The fair value of impaired, collateral dependent loans is estimated at the fair value of the underlying collateral, less estimated selling costs. These loans are categorized as level 3. The Company held no real estate owned at September 30, 2019 and December 31, 2018.
For the three and nine months ended September 30, 2018, there were no assets or liabilities measured at fair value on a non-recurring basis.

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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $1.2 million and $1.4 million as of September 30, 2019 and December 31, 2018, respectively, based upon an analysis of quantitative and qualitative data over the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation.

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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If Luther Burbank Savings’ capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At September 30, 2019, the Bank’s net worth was $745.8 million which equates to its Tier 1 capital of $740.5 million plus goodwill of $3.3 million and accumulated other comprehensive income related to net unrealized gains on available for sale securities of $2.0 million.
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
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds from loan sales	$10,629	$19,604	$62,235	$19,604
Servicing fees	320	372	987	1,176
The following table provides information about the loans transferred through sales or securitization and not recorded on the unaudited consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of September 30, 2019:
Principal balance of loans	$24,672	$546,157
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2018:
Principal balance of loans	26,200	611,308
Loans 90+ days past due	—	—
Charge-offs, net	—	—

15.	COMMITMENTS AND CONTINGENCIES
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
At September 30, 2019 and December 31, 2018, the Company had outstanding commitments of approximately $86.1 million and $70.9 million, respectively, for loans. Unfunded loan commitment reserves totaled $38 thousand and $52 thousand at September 30, 2019 and December 31, 2018, respectively.

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2019 and 2029, with certain leases containing either three, five or ten year renewal options. At September 30, 2019, minimum commitments under these non-cancellable leases before considering renewal options are (dollars in thousands):

October 1 - December 31, 2019	$1,460
Year ending December 31, 2020	4,270
Year ending December 31, 2021	4,055
Year ending December 31, 2022	3,114
Year ending December 31, 2023	1,862
Thereafter	3,232
Total	$17,993
Rent expense under operating leases was $1.3 million and $4.0 million for the three and nine months ended September 30, 2019, compared with $1.2 million and $3.4 million for the three and nine months ended September 30, 2018, respectively. Sublease income earned was $167 thousand and $533 thousand for the three and nine months ended September 30, 2019, respectively, compared with $174 thousand and $589 thousand for the three and nine months ended September 30, 2018, respectively.

Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. At September 30, 2019 and December 31, 2018, the Company had $25.8 million and $736 thousand, respectively, in uninsured cash balances. The Company periodically monitors the financial condition of these correspondent banks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at September 30, 2019 and December 31, 2018 and our results of operations for the three and nine months ended September 30, 2019 and 2018, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2019 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings, the discussion and analysis relates to activities primarily conducted by the Bank.

Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Manhattan Beach, California with $7.2 billion in assets at September 30, 2019. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, risk-adverse depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.

Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements reported on Form 10-K and the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data as of and for the three and nine months ended September 30, 2019 and 2018 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data as of or for the three months ended June 30, 2019 (except as otherwise noted below) are derived from our unaudited consolidated financial statements included in our previously filed Quarterly Report on Form 10-Q. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Three Months Ended			As of or For the Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Statements of Income and Financial Condition Data
Net Income	$12,736	$11,658	$12,129	$36,404	$34,457
Pre-tax, pre-provision net earnings (1)	$17,509	$17,347	$17,665	$52,079	$51,495
Total assets	$7,161,419	$7,114,337	$6,692,415	$7,161,419	$6,692,415
Per Common Share
Diluted earnings per share	$0.23	$0.21	$0.21	$0.65	$0.61
Book value per share	$10.80	$10.67	$10.11	$10.80	$10.11
Tangible book value per share (1)	$10.74	$10.61	$10.05	$10.74	$10.05
Selected Ratios
Return on average:
Assets	0.71%	0.66%	0.73%	0.69%	0.73%
Stockholders' equity	8.45%	7.83%	8.52%	8.15%	8.17%
Dividend payout ratio	25.39%	28.02%	27.20%	26.91%	36.75%
Net interest margin	1.84%	1.75%	1.94%	1.82%	2.01%
Efficiency ratio (1)	47.86%	45.89%	46.07%	47.45%	46.48%
Noninterest expense to average assets	0.90%	0.84%	0.91%	0.89%	0.95%
Loan to deposit ratio	116.74%	119.72%	119.86%	116.74%	119.86%
Credit Quality Ratios
Allowance for loan losses to loans	0.56%	0.56%	0.58%	0.56%	0.58%
Allowance for loan losses to nonperforming loans	269.88%	301.58%	1,669.25%	269.88%	1,669.25%
Nonperforming assets to total assets	0.18%	0.16%	0.03%	0.18%	0.03%
Net recoveries to average loans	0.01%	0.01%	0.01%	0.01%	0.01%
Capital Ratios
Tier 1 leverage ratio	9.25%	9.30%	9.63%	9.25%	9.63%
Total risk-based capital ratio	17.55%	17.11%	17.47%	17.55%	17.47%

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or For the Three Months Ended			As of or For the Nine Months Ended
(Dollars in thousands)	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Pre-tax, Pre-provision Net Earnings
Income before taxes	$18,009	$16,897	$17,015	$51,829	$48,045
Plus: Provision for loan losses	(500)	450	650	250	3,450
Pre-tax, pre-provision net earnings	$17,509	$17,347	$17,665	$52,079	$51,495
Efficiency Ratio
Noninterest expense (numerator)	$16,069	$14,709	$15,090	$47,027	$44,725
Net interest income	32,585	30,568	31,712	95,245	93,335
Noninterest income	993	1,488	1,043	3,861	2,885
Operating revenue (denominator)	$33,578	$32,056	$32,755	$99,106	$96,220
Efficiency ratio	47.86%	45.89%	46.07%	47.45%	46.48%

(Dollars in thousands except per share data)	September 30, 2019	June 30, 2019	September 30, 2018
Tangible Book Value Per Share
Total assets	$7,161,419	$7,114,337	$6,692,415
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	7,158,122	7,111,040	6,689,118
Less: Total liabilities	(6,556,047)	(6,516,870)	(6,121,016)
Tangible stockholders' equity (numerator)	$602,075	$594,170	$568,102
Period end shares outstanding (denominator)	56,034,771	55,982,491	56,543,771
Tangible book value per share	$10.74	$10.61	$10.05

Results of Operations - Three Months Ended September 30, 2019 and 2018

Overview

For the three months ended September 30, 2019, our net income was $12.7 million as compared to $12.1 million for the same period last year. The increase of $607 thousand, or 5.0%, was attributed primarily to a decrease of $1.2 million in provision for loan losses and an increase of $873 thousand in net interest income, partially offset by an increase in noninterest expense of $979 thousand, an increase of $387 thousand in income tax expense and a decrease in noninterest income of $50 thousand. Pre-tax, pre-provision net earnings decreased by $156 thousand, or 0.9%, for the three months ended September 30, 2019 as compared to the same period last year.

Net Interest Income

Net interest income increased by $873 thousand, or 2.8%, to $32.6 million for the three months ended September 30,

2019 from $31.7 million for the same period last year primarily due to to an increase in the average balance and yield of our loan portfolio of $433.9 million and 27 basis points, respectively, and an increase in the average balance and yield of investments of $65.8 million and 16 basis points, respectively, compared to the same period last year, partially offset by an increase in the average balance and cost of interest-bearing deposits of $494.1 million and 43 basis points, respectively, compared to the same period last year. Our net interest margin of 1.84% for the three months ended September 30, 2019 decreased from our net interest margin of 1.94% for the same period last year. The decline in net interest margin from the same period last year primarily relates to our rising cost of funds, which has generally outpaced the increases in yield on our interest earning assets caused by short-term rate increases during the prior year, as well as the inversion in the yield curve during the current year.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended September 30, 2019 and 2018. The average balances are daily averages.

	For the Three Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$3,934,650	$42,368	4.31%	$3,446,093	$33,609	3.90%
Single family residential	2,118,339	18,901	3.57%	2,209,538	19,935	3.61%
Commercial real estate	200,742	2,412	4.81%	158,567	1,863	4.70%
Construction, land and NM	18,761	329	6.96%	24,354	237	3.89%
Total Loans (1)	6,272,492	64,010	4.08%	5,838,552	55,644	3.81%
Investment securities	665,730	3,900	2.34%	599,897	3,266	2.18%
Cash and cash equivalents	142,960	766	2.13%	105,854	489	1.85%
Total interest-earning assets	7,081,182	68,676	3.88%	6,544,303	59,399	3.63%
Noninterest-earning assets (2)	77,416			75,326
Total assets	$7,158,598			$6,619,629
Interest-Bearing Liabilities
Transaction accounts	$201,480	637	1.24%	$159,328	303	0.76%
Money market demand accounts	1,418,275	4,871	1.34%	1,483,298	4,150	1.12%
Time deposits	3,654,313	22,419	2.40%	3,137,338	15,197	1.94%
Total deposits	5,274,068	27,927	2.07%	4,779,964	19,650	1.64%
FHLB advances	1,021,396	5,983	2.32%	987,607	5,860	2.37%
Junior subordinated debentures	61,857	604	3.87%	61,857	600	3.88%
Senior debt	94,365	1,577	6.68%	94,240	1,577	6.69%
Total interest-bearing liabilities	6,451,686	36,091	2.20%	5,923,668	27,687	1.85%
Noninterest-bearing deposit accounts	43,188			69,475
Other noninterest-bearing liabilities	60,548			57,310
Total liabilities	6,555,422			6,050,453
Total stockholders' equity	603,176			569,176
Total liabilities and stockholders' equity	$7,158,598			$6,619,629

Net interest spread (3)			1.68%			1.78%
Net interest income/margin (4)		$32,585	1.84%		$31,712	1.94%

(1)
Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $3.8 million and $2.8 million for the three months ended September 30, 2019 and 2018, respectively.

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

	Three Months Ended September 30, 2019 vs 2018
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$5,030	$3,729	$8,759
Single family residential	(815)	(219)	(1,034)
Commercial real estate	504	45	549
Construction, land and NM	(63)	155	92
Total Loans	4,656	3,710	8,366
Investment securities	380	254	634
Cash and cash equivalents	194	83	277
Total interest-earning assets	5,230	4,047	9,277
Interest-Bearing Liabilities
Transaction accounts	99	235	334
Money market demand accounts	(166)	887	721
Time deposits	2,961	4,261	7,222
Total deposits	2,894	5,383	8,277
FHLB advances	228	(105)	123
Junior subordinated debentures	—	4	4
Senior debt	2	(2)	—
Total interest-bearing liabilities	3,124	5,280	8,404

Net Interest Income	$2,106	$(1,233)	$873

Total interest income increased by $9.3 million, or 15.6%, for the three months ended September 30, 2019 as compared to the same period last year. Interest income from loans accounted for $8.4 million of that amount as the average daily balance of loans increased by $433.9 million, or 7.4%. The interest income increase from greater average loan balances was further enhanced by a 27 basis point increase in loan yield primarily attributable to $1.4 million of swap income earned during the quarter and $830 thousand of additional loan prepayment fees collected during the quarter compared to the same period last year. The Company entered into two interest rate swap agreements with an aggregate notional amount of $1.0 billion to hedge the interest rate risk related to certain hybrid multifamily loans which are currently in their fixed rate period. The swaps involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income for loans. In addition to the swap income earned and additional loan prepayment fees collected, the rate on new loan originations has generally exceeded the rate on loan payoffs since early 2017. The volume of new loans originated totaled $382.4 million and $463.4 million for the three months ended September 30, 2019 and 2018, respectively. The decreased originations compared to the same period last year is due to a slowing in demand for hybrid real estate loans, as a result of the inversion in the yield curve. The weighted average rate on new loans for the three months ended September 30, 2019 was 4.26% as compared to 4.84% for the same period last year. The decline in the average coupon on originations was due to the current year decline in five-year or longer term interest rates, as well as competitive pricing pressures. Loan prepayment speeds were 20.72% and 15.90% during the three months ended September 30, 2019 and 2018, respectively. The weighted average rate on loan payoffs/curtailments during the three months ended

September 30, 2019 was 4.22% as compared to 3.90% for the same period last year. Additionally, interest income on investments increased by $634 thousand due to an increase in the average daily balance and yield on investment securities of $65.8 million and 16 basis points, respectively.

Total interest expense increased $8.4 million to $36.1 million for the three months ended September 30, 2019 from $27.7 million for the same period last year. Interest expense on deposits increased $8.3 million to $27.9 million for the three months ended September 30, 2019 from $19.7 million for the same period of last year. This increase is due to the cost of interest-bearing deposits increasing to 2.07% for the three months ended September 30, 2019, from 1.64% for the same period last year, as well as average daily deposit balances increasing by $494.1 million, or 10.3%, from period to period. The increase in the cost of our deposits primarily relates to repricing in our time deposit portfolio, which has been impacted by rising short-term interest rates in the prior year and competitive pricing pressures.

Provision for Loan Losses

For the quarter ended September 30, 2019, we reversed loan loss provisions of $500 thousand compared to recording loan loss provisions of $650 thousand for the same period last year. The reversal of loan loss provisions during the current quarter compared to the same period last year was primarily due to $202 thousand in loan recoveries received in the current quarter and the sustained performance of our loan portfolio. Although nonperforming loans increased during the quarter ended September 30, 2019, our total criticized assets declined by $2.7 million, totaling $40.9 million at September 30, 2019 compared to $43.6 million at June 30, 2019. Nonperforming loans totaled $12.9 million, or 0.21% of total loans, at September 30, 2019, compared to $2.0 million, or 0.03% of total loans, at December 31, 2018. The increase was due to $5.0 million and $6.6 million of SFR and IPL loans, respectively, being placed on nonaccrual status during the nine months ended September 30, 2019. These loans are all considered to be well collateralized and no losses are anticipated. Our allowance for loan losses as a percentage of total loans was 0.56% at September 30, 2019 as compared to 0.58% and 0.56% at September 30, 2018 and December 31, 2018, respectively.

Noninterest Income

Noninterest income decreased by $50 thousand to $993 thousand for the three months ended September 30, 2019 from $1.0 million for the same period last year.

The following table presents the major components of our noninterest income:

	For the Three Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
Gain on sale of loans	$77	$140	$(63)	(45.0)%
FHLB dividends	557	622	(65)	(10.5)%
Fee income	144	154	(10)	(6.5)%
Other	215	127	88	69.3%
Total noninterest income	$993	$1,043	$(50)	(4.8)%
The decrease in noninterest income for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018, was primarily due to a decrease in FHLB dividends of $65 thousand and a decrease in gains on sale of loans of $63 thousand, partially offset by an increase in other noninterest income of $88 thousand. The increase in other noninterest income is due to an $89 thousand increase in the fair value of equity securities.

Noninterest Expense

Noninterest expense increased $979 thousand, or 6.5%, to $16.1 million for the three months ended September 30, 2019 from $15.1 million for the three months ended September 30, 2018.

The following table presents the components of our noninterest expense for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$9,191	$9,018	$173	1.9%
Deposit insurance premium	—	483	(483)	(100.0)%
Professional and regulatory fees	521	394	127	32.2%
Occupancy	1,425	1,418	7	0.5%
Depreciation and amortization	672	700	(28)	(4.0)%
Data processing	945	895	50	5.6%
Marketing	1,217	1,235	(18)	(1.5)%
Other expenses	2,098	947	1,151	121.5%
Total noninterest expense	$16,069	$15,090	$979	6.5%

The increase in noninterest expense during the three months ended September 30, 2019 was primarily due to the write-off of unamortized leasehold improvements totaling $1.1 million related to the planned relocation of our San Rafael branch and Manhattan Beach office space. The write-off was partially offset by a decrease of $483 thousand in federal deposit insurance assessments due to the partial utilization of our Small Bank Assessment Credit in the current quarter. The remaining unused portion of the credit balance is $921 thousand, which will be applied against future insurance assessments. The credit balance is not recorded on the unaudited consolidated statements of financial condition.

Income Tax Expense

For the three months ended September 30, 2019, we recorded income tax expense of $5.3 million as compared to $4.9 million for the same period last year with effective tax rates of 29.3% and 28.7%, respectively. The increase in our tax provision was primarily related to the vesting and settlement of stock awards and current year non-deductible executive compensation.

Results of Operations - Nine Months Ended September 30, 2019 and 2018

Overview

For the nine months ended September 30, 2019 our net income was $36.4 million as compared to $34.5 million for the nine months ended September 30, 2018. The increase of $1.9 million, or 5.7%, was primarily attributable to a $3.2 million decrease in the provision for loan losses, an increase of $1.9 million in net interest income and an increase of $976 thousand in noninterest income, partially offset by an increase of $2.3 million in noninterest expense and an increase of $1.8 million in the provision for income taxes as compared to the same period last year. Pre-tax, pre-provision net earnings increased by $584 thousand, or 1.1%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Net Interest Income

Net interest income increased by $1.9 million, or 2.0%, to $95.2 million for the nine months ended September 30, 2019 from $93.3 million for the same period last year primarily related to growth in the average balance and yield of our loan portfolio of $695.1 million and 28 basis points, respectively. The improvement in net interest income was further enhanced by growth in the average balance and yield of our investment portfolio, which increased by $91.2 million and 38 basis points, respectively. This increase was partially offset by growth in the average balance and cost of our interest-bearing deposits of $790.4 million and 62 basis points, respectively, and an increase in the cost of FHLB advances of 26 basis points, compared to the same period last year. Net interest margin for the nine months ended September 30, 2019 was 1.82%, compared to 2.01% for the same period last year. The decline in net interest margin primarily relates to our rising cost of funds, which has generally outpaced the increases in yield on our interest earning assets due to short-term rate increases during the prior year and the inversion of the yield curve during the nine months ended September 30, 2019.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the nine months ended September 30, 2019 and 2018. The average balances are daily averages.

	For the Nine Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$3,838,154	$119,553	4.15%	$3,233,492	$92,296	3.81%
Single family residential	2,169,862	58,782	3.61%	2,117,957	55,405	3.49%
Commercial real estate	195,042	7,015	4.80%	139,463	4,934	4.72%
Construction, land and NM	14,589	728	6.67%	31,608	915	3.86%
Total Loans (1)	6,217,647	186,078	3.99%	5,522,520	153,550	3.71%
Investment securities	659,635	11,943	2.41%	568,475	8,638	2.03%
Cash and cash equivalents	103,185	1,688	2.19%	93,060	1178	1.69%
Total interest-earning assets	6,980,467	199,709	3.81%	6,184,055	163,366	3.52%
Noninterest-earning assets (2)	77,106			78,258
Total assets	$7,057,573			$6,262,313
Interest-Bearing Liabilities
Transaction accounts	$208,287	2,058	1.30%	$178,503	1,093	0.81%
Money market demand accounts	1,385,633	13,705	1.30%	1,465,200	10,681	0.97%
Time deposits	3,532,068	62,923	2.35%	2,691,934	34,367	1.70%
Total deposits	5,125,988	78,686	2.02%	4,335,637	46,141	1.40%
FHLB advances	1,079,231	19,165	2.37%	1,107,012	17,502	2.11%
Junior subordinated debentures	61,857	1,888	4.08%	61,857	1,655	3.57%
Senior debt	94,335	4,725	6.68%	94,207	4,733	6.70%
Total interest-bearing liabilities	6,361,411	104,464	2.17%	5,598,713	70,031	1.65%
Noninterest-bearing deposit accounts	41,567			44,984
Other noninterest-bearing liabilities	59,225			56,304
Total liabilities	6,462,203			5,700,001
Total stockholders' equity	595,370			562,312
Total liabilities and stockholders' equity	$7,057,573			$6,262,313

Net interest spread (3)			1.64%			1.87%
Net interest income/margin (4)		$95,245	1.82%		$93,335	2.01%

(1)
Non-accrual loans and loans held for sale are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $10.4 million and $7.4 million for the nine months ended September 30, 2019 and 2018, respectively.

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

	Nine Months Ended September 30, 2019 vs 2018
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$18,452	$8,805	$27,257
Single family residential	1,406	1,971	3,377
Commercial real estate	1,996	85	2,081
Construction, land and NM	(646)	459	(187)
Total Loans	21,208	11,320	32,528
Investment securities	1,525	1,780	3,305
Cash and cash equivalents	137	373	510
Total interest-earning assets	22,870	13,473	36,343
Interest-Bearing Liabilities
Transaction accounts	209	756	965
Money market demand accounts	(582)	3,606	3,024
Time deposits	12,834	15,722	28,556
Total deposits	12,461	20,084	32,545
FHLB advances	(449)	2,112	1,663
Junior subordinated debentures	—	233	233
Senior debt	6	(14)	(8)
Total interest-bearing liabilities	12,018	22,415	34,433

Net Interest Income	$10,852	$(8,942)	$1,910

Total interest income increased by $36.3 million, or 22.2%, for the nine months ended September 30, 2019 as compared to the same period last year. The increase was primarily due to a $32.5 million increase in interest income earned on loans resulting from growth in the average daily balance of loans, which increased by $695.1 million, or 12.6%, as compared to the same period last year, as well as a 28 basis point increase in our loan yield. The increase in yield compared to the same period last year was primarily a result of $1.5 million in swap income earned and an increase of $1.7 million in prepayment penalties collected, as well as the rate on new loan originations generally exceeding the rate on loan payoffs since early 2017. The volume of new loans originated totaled $1.1 billion and $1.6 billion for the nine months ended September 30, 2019 and 2018, respectively. The decreased originations were primarily due to a slowing in demand for hybrid real estate loans, as a result of an inversion in the yield curve. The weighted average rate on new loans for the nine months ended September 30, 2019 was 4.43% as compared to 4.60% for the same period last year. The decline in the average coupon for the current period originations compared to the same period last year was due to the current year decline in five-year or longer term interest rates, as well as competitive pricing pressures. Loan prepayment speeds were 17.41% and 13.95% during the nine months ended September 30, 2019 and 2018, respectively. The weighted average rate on loan payoffs during the nine months ended September 30, 2019 was 4.25% as compared to 3.96% for the same period last year. Additionally, interest income on investments increased by $3.3 million due to an increase in the average daily balance and yield on investment securities of $91.2 million and 38 basis points, respectively.

Total interest expense increased $34.4 million to $104.5 million for the nine months ended September 30, 2019 from $70.0 million for the same period last year. Interest expense on deposits increased $32.5 million to $78.7 million for the nine months ended September 30, 2019 from $46.1 million for the same period last year. This increase is due to the cost of interest-bearing deposits increasing 62 basis points, as well as average daily deposit balances increasing by $790.4 million, or 18.2%, from period to period. The increase in the cost of our deposits primarily relates to repricing in our time deposit portfolio, which has been impacted by rising short-term interest rates in the prior year and competitive pricing pressures. Interest expense on advances from the FHLB increased by $1.7 million during the nine months ended September 30, 2019 compared to the same period last year. This increase was primarily attributable to a 26 basis point increase in the cost of those advances compared to the same period last year. The increase in the cost of FHLB advances was caused by an extension in the duration of the portfolio during the nine months ended September

30, 2019, compared to the same period last year, which increased to a weighted average remaining maturity of 2.6 years at September 30, 2019 compared to 2.2 years at September 30, 2018. We use both deposits and FHLB advances to fund net loan growth. We also use FHLB advances, with or without embedded interest rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part I - Financial Information, Item 3. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

Provision for loan losses totaled $250 thousand for the nine months ended September 30, 2019 as compared to $3.5 million for the same period last year. The lower loan loss provisions were primarily due to loan recoveries, as well as the sustained performance of our loan portfolio and slower loan growth as compared to the same period last year. Our allowance for loan losses as a percentage of total loans was 0.56% at September 30, 2019 as compared to 0.58% and 0.56% at September 30, 2018 and December 31, 2018, respectively.

Noninterest Income

Noninterest income increased by $976 thousand, or 33.8%, to $3.9 million for the nine months ended September 30, 2019 from $2.9 million for the same period last year.

The following table presents the major components of our noninterest income:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
Gain on sale of loans	$607	$140	$467	333.6%
FHLB dividends	1,604	1,725	(121)	(7.0)%
Fee income	492	650	(158)	(24.3)%
Other	1,158	370	788	213.0%
Total noninterest income	$3,861	$2,885	$976	33.8%
The increase in noninterest income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily attributable to an increase in gains on sale of loans of $467 thousand, an increase in the fair value of equity securities of $399 thousand, and a non-recurring recovery of $384 thousand recognized during the current year in connection with an equipment writedown during the prior year, partially offset by a $182 thousand decrease in servicing fee income related to elevated actual and estimated prepayments on serviced loans that decreased the fair value of our mortgage servicing rights.

Noninterest Expense

Noninterest expense increased $2.3 million, or 5.1%, to $47.0 million for the nine months ended September 30, 2019 from $44.7 million for the same period last year.

The following table presents the components of our noninterest expense for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$27,857	$27,836	$21	0.1%
Deposit insurance premium	985	1,382	(397)	(28.7)%
Professional and regulatory fees	1,419	1,295	124	9.6%
Occupancy	4,214	4,018	196	4.9%
Depreciation and amortization	2,001	2,108	(107)	(5.1)%
Data processing	2,809	2,490	319	12.8%
Marketing	3,442	2,009	1,433	71.3%
Other expenses	4,300	3,587	713	19.9%
Total noninterest expense	$47,027	$44,725	$2,302	5.1%

The increase in noninterest expense during the nine months ended September 30, 2019 as compared to the same period last year was primarily attributed to an increase of $1.4 million in marketing expenses due to costs associated with deposit gathering efforts, and the write-off of unamortized leasehold improvements totaling $1.1 million related to the planned relocation of our San Rafael branch and Manhattan Beach office space, partially offset by a decrease of $397 thousand in federal deposit insurance assessments due to the partial utilization of our Small Bank Assessment Credit in the current year. The remaining unused portion of the credit balance is $921 thousand, which will be applied against future insurance assessments. The credit balance is not recorded on the unaudited consolidated statements of financial condition.

Income Tax Expense

For the nine months ended September 30, 2019, we recorded income tax expense of $15.4 million as compared to income tax expense of $13.6 million for the same period last year with effective tax rates of 29.8% and 28.3%, respectively. The variance in effective rates was primarily due to the vesting and settlement of stock awards and non-deductible executive compensation recorded during the nine months ended September 30, 2019, as well as tax benefits recognized during the nine months ended September 30, 2018 related to true-ups in connection with filing our 2017 tax returns.

Financial Condition - As of September 30, 2019 and December 31, 2018

Total assets at September 30, 2019 were $7.2 billion, an increase of $224.2 million, or 3.2%, from December 31, 2018. The increase was primarily due to a $128.9 million, or 2.1%, increase in loans held for investment, a $76.6 million, or 83.5%, increase in cash and cash equivalents, and a $23.3 million, or 3.8%, increase in our available for sale debt securities. Absent loan sales of $61.7 million during the first nine months of this year, loan growth would have been $190.6 million, or 4.1% annualized. The increase in cash and cash equivalents was primarily due to deposit growth outpacing net loan growth during the nine months ended September 30, 2019. Total liabilities increased $200.0 million, or 3.1%, to $6.6 billion at September 30, 2019 from $6.4 billion at December 31, 2018. The increase in total liabilities was primarily attributable to growth in our deposits of $361.0 million, or 7.2%, partially offset by a decrease in FHLB advances of $165.9 million, or 14.5%, compared to December 31, 2018.

Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of September 30, 2019 and December 31, 2018, our total loans held for investment amounted to $6.3 billion and $6.1 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of September 30, 2019		As of December 31, 2018
(Dollars in thousands)	Amount	% of total	Amount	% of total
Real estate loans held for investment
Multifamily residential	$3,936,729	63.5%	$3,650,967	60.1%
Single family residential	2,051,443	33.0%	2,231,802	36.7%
Commercial real estate	200,380	3.2%	183,559	3.0%
Construction and land	19,264	0.3%	12,656	0.2%
Non-mortgage	100	—%	100	—%
Total loans before deferred items	6,207,916	100.0%	6,079,084	100.0%
Deferred loan costs, net	51,604		51,546
Total loans held for investment	$6,259,520		$6,130,630
The relative composition of the loan portfolio has not changed significantly over the past few years. Our primary focus remains multifamily real estate lending, which constitutes 64% and 60% of our portfolio at September 30, 2019 and December 31, 2018, respectively. Single family residential lending is our secondary lending emphasis and represents 33% and 37% of our portfolio at September 30, 2019 and December 31, 2018, respectively. Single family residential loans have decreased slightly due to elevated prepayments attributable to customers moving to long-term fixed rate loans to benefit from the current rate environment.

We recognize that these two loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 567.0% and 540.0% as of September 30, 2019 and December 31, 2018, respectively. Our single family loans as a percentage of risk-based capital were 297.9% and 332.8% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At September 30, 2019, 60%, 27% and 11% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 59%, 28% and 12%, respectively, at December 31, 2018.

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

We have a small portfolio of construction loans with commitments (funded and unfunded) totaling $27.1 million and $20.3 million at September 30, 2019 and December 31, 2018, respectively. As a result of the California fires impacting our local communities, and our desire to help rebuild homes in the affected areas, we re-established our construction lending program and we are actively pursuing opportunities to finance residential construction throughout our lending area.

The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Loan Inflows:
Multifamily residential	$201,216	$277,601	$659,549	$872,025
Single family residential	167,092	162,650	425,418	630,459
Commercial real estate	5,910	13,807	35,040	64,188
Construction and land	8,144	9,356	21,331	10,979
Non-mortgage	—	—	—	50
Purchases	—	—	10,052	—
Total loans originated	382,362	463,414	1,151,390	1,577,701

Loan Outflows:
Loan principal reductions and payoffs	(386,076)	(277,711)	(956,044)	(688,477)
Portfolio loan sales	(10,394)	(19,603)	(60,841)	(19,603)
Other (1)	(3,685)	3,195	(5,615)	14,620
Total loan outflows	(400,155)	(294,119)	(1,022,500)	(693,460)
Net increase in total loan portfolio	$(17,793)	$169,295	$128,890	$884,241

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loan costs, fair value adjustments and, to the extent applicable, may include foreclosures, charge-offs and negative amortization.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At September 30, 2019, our multifamily real estate portfolio had an average loan balance of $1.6 million, an average unit count of 15.3 units, a weighted average loan to value of 56.9% and a weighted average debt service coverage ratio of 1.55, as compared to an average loan balance of $1.6 million, an average unit count of 15.9 units, a weighted average loan to value of 57.1% and a weighted average debt service coverage ratio of 1.53 at December 31, 2018.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide refinancings. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At September 30, 2019, our single family residential real estate portfolio had an average loan balance of $907 thousand, a weighted average loan to value of 64.5% and a weighted average credit score at origination/refreshed of 749. At December 31, 2018, our single family residential real estate portfolio had an average loan balance of $889 thousand, a weighted average loan to value of 65.2% and a weighted average credit score at origination/refreshed of 751.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on non-residential commercial real estate. Our commercial real estate loans are generally used to finance the purchase of established multi-tenant industrial, office and retail sites. At September 30, 2019, our commercial real estate portfolio had an average loan balance of $2.1 million, a weighted average loan to value of 55.9% and a weighted average debt service coverage ratio of 1.58, as compared to an average loan balance of $2.1 million, a weighted average loan to value of 57.0% and a weighted average debt service coverage ratio of 1.55 at December 31, 2018. We intend to continue to emphasize this product through marketing and cross-selling efforts; however, we do not anticipate that the composition of our loan portfolio will materially change as a result of these efforts.

Other. Other categories of loans included in our portfolio include construction loans and non-mortgage loans. Construction loans currently consist primarily of single family construction projects. The non-mortgage loans in our portfolio were provided in support of community investment efforts.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
As of September 30, 2019:
Loans
Real estate mortgage loans:
Multifamily residential	$—	$1,175	$3,935,554	$3,936,729
Single family residential	1,465	1,432	2,048,546	2,051,443
Commercial real estate	59	1,621	198,700	200,380
Construction and land	16,565	2,699	—	19,264
Non-mortgage	—	—	100	100
Total loans	$18,089	$6,927	$6,182,900	$6,207,916

Fixed interest rates	$—	$379	$28,463	$28,842
Floating or adjustable rates	18,089	6,548	6,154,437	6,179,074
Total loans	$18,089	$6,927	$6,182,900	$6,207,916
As of December 31, 2018:
Loans
Real estate mortgage loans:
Multifamily residential	$31	$1,387	$3,649,549	$3,650,967
Single family residential	1,434	1,029	2,229,339	2,231,802
Commercial real estate	893	553	182,113	183,559
Construction and land	5,932	2,585	4,139	12,656
Non-mortgage	—	—	100	100
Total loans	$8,290	$5,554	$6,065,240	$6,079,084

Fixed interest rates	$—	$458	$59,736	$60,194
Floating or adjustable rates	8,290	5,096	6,005,504	6,018,890
Total loans	$8,290	$5,554	$6,065,240	$6,079,084
Our fixed interest rate loans are primarily secured by single family residential properties in conjunction with our efforts to provide affordable housing to low-to-moderate income individuals. Our floating/adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of 3 to 10 years and then convert to quarterly or semi-annual adjustments thereafter. As of September 30, 2019 and December 31, 2018, $3.9 billion and $3.6 billion, respectively, of our floating or adjustable rate loans were at their floor rates. The weighted average minimum interest rate on these loans was 4.15% and 4.05% at September 30, 2019 and December 31, 2018, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.5 billion and $5.4 billion at September 30, 2019 and December 31, 2018, respectively. These loans had a weighted average term to first repricing date of 3.47 years and 3.79 years at September 30, 2019 and December 31, 2018, respectively.

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

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Non-accrual loans
Multifamily residential portfolio	$7,120	$564
Single family residential portfolio	5,820	1,448
Total non-accrual loans	12,940	2,012
Real estate owned	—	—
Total nonperforming assets	$12,940	$2,012
Performing troubled debt restructurings	$3,083	$4,434
Allowance for loan losses to period end nonperforming loans	269.88%	1705.47%
Nonperforming loans to period end loans	0.21%	0.03%
Nonperforming assets to total assets	0.18%	0.03%
Nonperforming loans plus performing TDRs to total loans	0.26%	0.11%

When assessing whether a loan should be placed on non-accrual status because contractual payment appears doubtful, consideration is given to the information we collect on an annual basis from multifamily and commercial real estate borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.
For the three and nine months ended September 30, 2019, $27 thousand and $64 thousand, respectively, in interest income was recognized subsequent to a loan’s classification as non-accrual. For the three and nine months ended September 30, 2018, no interest income was recognized subsequent to a loan’s classification as non-accrual. For the three and nine months ended September 30, 2019, the Company recorded $42 thousand and $136 thousand, respectively, of interest income related to performing TDR loans, compared to $35 thousand and $135 thousand, respectively, for the three and nine months ended September 30, 2018. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $133 thousand and

$189 thousand during the three and nine months ended September 30, 2019, respectively, compared to $50 thousand and $203 thousand during the three and nine months ended September 30, 2018, respectively.

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Allowance for loan losses at beginning of period	$35,221	$33,358	$34,314	$30,312
Charge-offs:
Total charge-offs	—	—	—	—
Recoveries:
Single family residential	2	3	9	9
Commercial real estate	—	—	—	90
Construction and land	200	75	350	225
Total recoveries	202	78	359	324
Net recoveries	202	78	359	324
(Reversal of) provision for loan losses	(500)	650	250	3,450
Allowance for loan losses at period end	$34,923	$34,086	$34,923	$34,086
Allowance for loan losses to period end loans held for investment	0.56%	0.58%	0.56%	0.58%
Annualized net recoveries to average loans	0.01%	0.01%	0.01%	0.01%

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

The following table presents the book value of our investment portfolio as of the dates indicated:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities (at fair value):
Government and Government Sponsored Entities:
Residential mortgage backed securities and collateralized mortgage obligations ("MBS and CMOs")	$156,632	23.94%	$192,113	30.41%
Commercial MBS and CMOs	341,347	52.17%	292,951	46.37%
Agency bonds	133,878	20.46%	122,488	19.39%
U.S. Treasury	—	—%	976	0.15%
Total available for sale debt securities	631,857	96.57%	608,528	96.32%
Held to maturity (at amortized cost):
Government Sponsored Entities:
Residential MBS	10,517	1.61%	11,593	1.83%
Other investments	85	0.01%	267	0.04%
Total held to maturity debt securities	10,602	1.62%	11,860	1.87%
Equity securities (at fair value)	11,837	1.81%	11,438	1.81%
Total investment securities	$654,296	100.00%	$631,826	100.00%

At September 30, 2019, there was no issuer, other than U.S. government agencies where the aggregate book value or market value of such issuer’s securities held by the Company exceeded 10% of our stockholders’ equity.

Liabilities

Total liabilities increased $200.0 million, or 3.1%, to $6.6 billion at September 30, 2019 from December 31, 2018. The increase in total liabilities was primarily attributable to growth in our deposits of $361.0 million, or 7.2%, partially offset by a decrease in FHLB advances of $165.9 million, or 14.5%, compared to December 31, 2018.

Deposits

Representing 81.8% of our total liabilities as of September 30, 2019, deposits are our primary source of funding for our business operations. We have historically maintained and grown our deposit customer base in various rate environments based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure, "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations and transactional deposits. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits from deposit brokers.

Total deposits increased by $361.0 million, or 7.2%, to $5.4 billion at September 30, 2019 from $5.0 billion as of December 31, 2018. Retail deposits increased $291.2 million and wholesale deposits increased $69.7 million. Time deposits represent 67.5% and 61.5% of total deposits at September 30, 2019 and December 31, 2018, respectively.

Our loan to deposit ratio was 116.74% and 122.59% at September 30, 2019 and December 31, 2018, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.

The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$43,188	—%	0.8%	$69,475	—%	1.4%
Interest-bearing transaction accounts	201,480	1.24%	3.8%	159,328	0.76%	3.3%
Money market demand accounts	1,418,275	1.34%	26.7%	1,483,298	1.12%	30.6%
Time deposits	3,654,313	2.40%	68.7%	3,137,338	1.94%	64.7%
Total	$5,317,256	2.07%	100.0%	$4,849,439	1.64%	100.0%

	Nine Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$41,567	—%	0.8%	$44,984	—%	1.0%
Interest-bearing transaction accounts	208,287	1.30%	4.0%	178,503	0.81%	4.1%
Money market demand accounts	1,385,633	1.30%	26.8%	1,465,200	0.97%	33.4%
Time deposits	3,532,068	2.35%	68.4%	2,691,934	1.70%	61.5%
Total	$5,167,555	2.02%	100.0%	$4,380,621	1.40%	100.0%

The following table sets forth the maturity of time deposits as of September 30, 2019:

(Dollars in thousands except for column headings)	Under $100,000	$100,000 and greater
Remaining maturity:
Three months or less	$566,612	$483,200
Over three through six months	126,664	640,241
Over six through twelve months	182,784	1,088,541
Over twelve months	85,918	447,046
Total	$961,978	$2,659,028
Percent of total deposits	17.94%	49.59%

The Company had time deposits that meet or exceed the FDIC Insurance limit of $250 thousand of $1.4 billion and $1.2 billion at September 30, 2019 and December 31, 2018, respectively. At the same dates, the Company had $487.0 million and $467.5 million, respectively, of brokered deposits.
FHLB Advances and Other Borrowings

In addition to deposits, we utilize collateralized FHLB borrowings to fund our loan growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances decreased $165.9 million, or 14.5%, to $977.2 million at September 30, 2019 compared to $1.1 billion at December 31, 2018. As of September 30, 2019 and December 31, 2018, the Bank had FHLB letters of credit outstanding totaling $112.6 million and $62.6 million, respectively.

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

	September 30, 2019		December 31, 2018		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	3.50%	$41,238	4.17%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	3.74%	$20,619	4.41%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
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

The following table presents information regarding our FHLB advances and other borrowings as of and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
FHLB advances
Average amount outstanding during the period	$1,021,396	$987,607	$1,079,231	$1,107,012
Maximum amount outstanding at any month-end during the period	1,052,115	1,012,544	1,052,120	1,366,851
Balance outstanding at end of period	977,210	962,139	977,210	962,139
Weighted average maturity (in years)	2.6	2.2	2.6	2.2
Weighted average interest rate at end of period	2.30%	2.32%	2.30%	2.32%
Weighted average interest rate during the period	2.32%	2.37%	2.37%	2.11%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857	$61,857	$61,857
Weighted average maturity (in years)	17.3	18.3	17.3	18.3
Weighted average interest rate at end of period	3.58%	3.79%	3.58%	3.79%
Weighted average interest rate during the period	3.87%	3.88%	4.08%	3.57%

Senior unsecured term notes
Balance outstanding at end of period	$94,386	$94,262	$94,386	$94,262
Weighted average maturity (in years)	5.1	6.1	5.1	6.1
Weighted average interest rate at end of period	6.68%	6.69%	6.68%	6.69%
Weighted average interest rate during the period	6.68%	6.69%	6.68%	6.70%

Our level of FHLB advances can fluctuate on a daily basis depending on our funding needs and the availability of other sources of funds to satisfy those needs. Short-term advances allow us flexibility in funding our daily liquidity needs.

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Outstanding at period end	$—	$85,000	$—	$85,000
Average amount outstanding	1,847	62,362	65,191	278,248
Maximum amount outstanding at any month end	—	85,000	209,700	495,700
Weighted average interest rate:
During period	2.44%	2.09%	2.57%	1.72%
End of period	—%	2.33%	—%	2.33%

Stockholders’ Equity

Stockholders’ equity totaled $605.4 million and $581.1 million at September 30, 2019 and December 31, 2018, respectively. The increase in stockholders' equity is primarily related to net income of $36.4 million, less dividends paid of $9.8 million and stock repurchases of $8.8 million during the nine months ended September 30, 2019.

During the quarter and nine months ended September 30, 2019, the Company repurchased 111,000 and 870,701 shares, respectively, in connection with its stock repurchase program at an average price of $10.46 and $10.10 per share, respectively, and a total cost of $1.2 million and $8.8 million, respectively.

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

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commitments to fund loans held for investment	$86,130	$70,858

In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $1.2 million and $1.4 million as of September 30, 2019 and December 31, 2018, respectively, which is included in other liabilities and accrued expenses on the unaudited consolidated statements of financial condition.

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

Contractual Obligations

The following table presents, as of September 30, 2019, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", Note 15. ‘‘Commitments and Contingencies,’’ in the notes to our unaudited consolidated financial statements.

		Payments Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$3,621,006	$3,088,042	$523,293	$9,671	$—
FHLB advances (1)	977,210	50,000	525,700	400,750	760
Senior debt (1)	95,000	—	—	95,000	—
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases	17,993	4,655	7,505	3,297	2,536
Significant contract (2)	2,732	1,699	1,033	—	—
Total	$4,775,798	$3,144,396	$1,057,531	$508,718	$65,153

(1) Amounts exclude interest
(2) We have one significant, long-term contract for core processing services which expires May 9, 2021. The actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using our current year-to-date average monthly expense extrapolated over the remaining life of the contract.

We believe that we will be able to meet our contractual obligations as they come due. Adequate cash levels are expected through profitability, repayments from loans and securities, deposit gathering activity, access to borrowing sources and periodic loan sales.

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

Our total deposits at September 30, 2019 and December 31, 2018 were $5.4 billion and $5.0 billion, respectively. Based on the values of loans pledged as collateral, we had $877.7 million of additional borrowing capacity with the FHLB at September 30, 2019. Based on the values of loans pledged as collateral, we had $180.2 million of borrowing capacity with the FRB at September 30, 2019. There were no outstanding advances with the FRB at September 30, 2019. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at September 30, 2019, none of which was advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Cash balances at correspondent banks, including amounts at the FRB, totaled $168.3 million at September 30, 2019.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of September 30, 2019 and December 31, 2018, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At September 30, 2019, the capital conservation buffer was 2.50%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of September 30, 2019
Tier 1 Leverage Ratio	$661,965	9.25%	$286,301	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	600,108	15.09%	179,015	4.50%	$278,468	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	661,965	16.64%	238,687	6.00%	338,140	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	698,258	17.55%	318,249	8.00%	417,702	10.50%	N/A	N/A
As of December 31, 2018
Tier 1 Leverage Ratio	$644,344	9.42%	$273,544	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	582,487	14.74%	177,873	4.50%	$251,986	6.38%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	644,344	16.30%	237,164	6.00%	311,277	7.88%	N/A	N/A
Total Risk-Based Capital Ratio	679,841	17.20%	316,218	8.00%	390,332	9.88%	N/A	N/A
Luther Burbank Savings
As of September 30, 2019
Tier 1 Leverage Ratio	$740,503	10.35%	$286,215	4.00%	N/A	N/A	$357,769	5.00%
Common Equity Tier 1 Risk-Based Ratio	740,503	18.62%	178,923	4.50%	$278,325	7.00%	258,445	6.50%
Tier 1 Risk-Based Capital Ratio	740,503	18.62%	238,564	6.00%	337,966	8.50%	318,086	8.00%
Total Risk-Based Capital Ratio	776,796	19.54%	318,086	8.00%	417,487	10.50%	397,607	10.00%
As of December 31, 2018
Tier 1 Leverage Ratio	$728,414	10.65%	$273,469	4.00%	N/A	N/A	$341,836	5.00%
Common Equity Tier 1 Risk-Based Ratio	728,414	18.43%	177,820	4.50%	$251,912	6.38%	256,851	6.50%
Tier 1 Risk-Based Capital Ratio	728,414	18.43%	237,094	6.00%	311,185	7.88%	316,125	8.00%
Total Risk-Based Capital Ratio	763,911	19.33%	316,125	8.00%	390,217	9.88%	395,156	10.00%

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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at September 30, 2019. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
September 30, 2019
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(13.0)	(8.9)%
+300 BP	(7.6)	(5.2)%
+200 BP	(3.6)	(2.4)%
+100 BP	(1.5)	(0.8)%
-100 BP	0.5	0.3%
-200 BP	(0.2)	(0.1)%
The NII at Risk reported at September 30, 2019 reflects that our earnings are in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. All NII stress tests measures were within our board established limits. During the nine months ended September 30, 2019, our NII at Risk declined due to the current interest rate environment, as well as our interest rate swaps and the extension in the duration of our FHLB borrowings.
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

Interest Rate Risk to Capital (EVE)
September 30, 2019
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(164.4)	(25.3)%
+300 BP	(97.4)	(15.0)%
+200 BP	(50.5)	(7.8)%
+100 BP	(21.0)	(3.2)%
-100 BP	33.0	5.1%
-200 BP	(13.9)	(2.1)%
The EVE at Risk reported at September 30, 2019 reflects that our market value of capital is in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. All EVE stress tests measures were within our board established limits. During the nine months ended September 30, 2019, our EVE at Risk declined due to the current interest rate environment, as well as our interest rate swaps and the extension in the duration of our FHLB borrowings.
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
We typically utilize FHLB advances with embedded interest rate caps to hedge our liability sensitive interest rate risk position. The interest rate caps embedded in FHLB advances do not qualify as derivative contracts. The cost of these contracts is inseparable from the cost of the advances and, as such, is included in interest expense in our unaudited consolidated statements of income. In addition, we entered into two, two-year interest rate swaps with a total notional amount of $1.0 billion to hedge the interest rate risk related to certain hybrid multifamily loans which are currently in their fixed rate period. The swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income for loans. During the nine months ended September 30, 2019, the Company recognized interest income of $1.5 million in connection with the swaps.
The following table summarizes FHLB borrowings with embedded caps and the derivative instruments utilized by us as interest rate risk hedge positions as of September 30, 2019:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
FHLB fixed rate advance	With embedded cap	5	$50,000	$—	$—
FHLB fixed rate advance	With embedded cap	17	100,000	—	—
FHLB fixed rate advance	With embedded cap	17	50,000	—	—
Interest rate swap	Fair value hedge	21	500,000	—	1,605
Interest rate swap	Fair value hedge	23	500,000	712	—
			$1,200,000	$712	$1,605
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO. Additionally, contracts are in place to ensure that minimum transfer amounts and collateral requirements are established.

Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2019, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company's monthly repurchases of equity securities during the three months ended September 30, 2019 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (1)
July 1-31, 2019	—	$—	—	$5,875
August 1-31, 2019	90,800	10.47	90,800	4,924
September 1-30, 2019	20,200	10.39	20,200	4,714
Total	111,000	$10.46	111,000	$4,714
(1) In August 2018, the Company's Board of Directors authorized the purchase of up to $15.0 million of the Company's common stock from August 17, 2018 through December 31, 2019 (the "Repurchase Program"), which was announced by press release and Current Report on Form 8-K on August 16, 2018 and August 17, 2018, respectively. Under the Repurchase Program, the Company may acquire its common stock in the open market or in privately negotiated transactions, including 10b5-1 plans. The Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without notice. In December 2018, the Company adopted a systematic stock repurchase plan in accordance with, and as part of, the Repurchase Program. The plan was effective from December 17, 2018 until two days following the Company's release of its 2018 year-end financial results and was announced by press release and Current Report on Form 8-K on December 14, 2018. In January 2019, the Company adopted a systematic stock repurchase plan in accordance with, and as part of, the Repurchase Program. The plan is effective from January 31, 2019 until December 31, 2019 and was announced by Current Report on Form 8-K on February 1, 2019. These plans were adopted under the guidelines specified by Rule 10b5-1 and under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and the Company's Insider Trading Policy. On October 23, 2019, the plan was extended from December 31, 2019 to December 31, 2020 and was announced by Current Report on Form 8-K on October 23, 2019.

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income (Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders' Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

		X

(1) Not filed in accordance with the provision of Item 601(b)(4)(v) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUTHER BURBANK CORPORATION

DATED:	NOVEMBER 12, 2019	By: /s/ Simone Lagomarsino
Simone Lagomarsino
President and Chief Executive Officer

DATED:	NOVEMBER 12, 2019	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer