Form 10-K
period 2019-12-31
Luther Burbank Corp
filed 2020-03-11
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2019
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

As of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of its common stock held by non-affiliates was approximately $164.2 million based on the closing price per share of common stock of $10.89 on June 30, 2019.

As of March 2, 2020, there were 56,157,216 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on April 28, 2020 and any adjournment thereof, are incorporated by reference in Part III.

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

•
the occurrence of significant natural or man-made disasters, including fires, earthquakes and terrorist acts, as well as public health issues and other adverse external events that could harm our business;

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

•	increased competition in the financial services industry;

•	changes in the level of our nonperforming assets and charge-offs;

•	our involvement from time to time in legal proceedings and examinations and remedial actions by regulators;

•	the composition of our management team and our ability to attract and retain key personnel;

•	material weaknesses in our internal control over financial reporting;

•	systems failures or interruptions involving our information technology and telecommunications systems;

•	potential exposure to fraud, negligence, computer theft and cyber-crime;

•	the obligations associated with being a public company;

•	failure to adequately manage the transition from LIBOR as a reference rate; and

•
the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which will change how we estimate credit losses and may increase the required level of our allowance for credit losses after adoption on January 1, 2023.

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

PART I.

Item 1. Business
General
Luther Burbank Corporation is a bank holding company incorporated on May 14, 1991 under the laws of the state of California and is headquartered in Santa Rosa, California. The Company operates primarily through its wholly-owned subsidiary, Luther Burbank Savings, a California banking corporation originally chartered in 1983 in Santa Rosa, California. The Bank conducts its business from its new headquarters in Gardena, CA.
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

Business Strategies

We intend to continue executing our strategic plan by focusing on the following key objectives:

•
Continued organic lending growth in our existing markets. Our primary focus is to grow our client base within our strategic markets and to expand the penetration of our existing multifamily, single family and commercial real estate lending activities within these markets on the West Coast, which have strong job growth, strong economic growth and limited affordable housing. These markets include all major metropolitan markets between Seattle and San Diego. The high cost of living and high barriers to entry make these markets attractive for investments in affordable rental housing for low- and middle-income tenants. Robust job markets, strong single family residential demand, high average housing costs, and concentrations of professional, highly skilled and high income workers, entrepreneurs and other high net worth individuals make our markets ideal for our portfolio single family residential lending activities.

We believe we have a competitive advantage over larger national financial institutions, which lack our level of personalized service, and over smaller community banks, which lack our product and market expertise. We intend to capture additional market share by deepening our relationships with current customers and supporting our bankers in their pursuit of new customers in our target markets. We will also consider the opportunistic lift-out of key personnel or teams from other financial institutions. We believe that our stable, income producing property focus and our existing customer profile lends itself to expanded lending in our existing markets.

•
Deepen client relationships and grow our deposit base. We provide a high level of customer service to our depositors. Our historical focus for our deposit production activities was exclusively on individual savings deposits from high net worth, primarily self-employed individuals, entrepreneurs and professionals, and we did not emphasize transactional accounts. This strategy has produced a stable customer base. We have expanded our focus in recent years, and invested in personnel, business and compliance processes and technology that enable us to acquire, and efficiently and effectively serve, a wider array of consumer transactional accounts and business deposit accounts while continuing to provide the level of customer service for which we are known to our consumer depositors. We have also increased outreach in high-density, small to medium sized business markets where the Bank already operates. We also provide comprehensive online and mobile banking products to our business and consumer depositors to complement our branch network.

We believe that our current customer base contains additional untapped cross-selling opportunities. We plan to continue to grow our non-brokered, consumer and business deposits by:

•	cross-selling business deposit relationships to our existing consumer customers who are business operators;

•	cross-selling business and consumer accounts to our multifamily and single family loan borrowers;

•	obtaining new individual and business customers, including specialty deposit customers, such as fiduciary service providers,1031 exchange companies, unions, homeowners associations and nonprofits;

•	increasing our digital market presence including the use of social media; and

•	continuing to evaluate new branches, via de novo activity and/or acquisition, in key markets on the West Coast.

We will also continue to cross-sell existing customers, and solicit new ones, for additional lending opportunities in our markets, and to develop niche verticals, where our credit underwriting expertise and efficient operations can yield an attractive risk-adjusted return. Our cross-selling efforts to existing customers will be strategically targeted, based on our in depth analyses of our customers’ overall financial profile, cash flows, financial resources and banking requirements.

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

•
Disciplined cost management. We intend to continue to foster a culture of efficiency through hands-on management, prudent expense management, and a small number of large deposit balance branches. With a renewed emphasis on process improvements, we believe that we can support continued growth in assets, customers and our geographic footprint without significant additional investment in our infrastructure or significant expansion of our personnel. We believe that our existing network of branches and loan production offices, as well as non-branch and online customer and deposit development activities, have significant potential to continue to grow loan and deposit balances. We will continue to be highly selective as we explore opportunities for establishing additional strategically located branches in markets which present significant opportunity for multifamily and commercial real estate lending, single family residential lending, and high net worth consumer and business banking relationships.

Market Area
Our operations are concentrated in demographically desirable and fast growing major metropolitan areas on the West Coast located in the states of California, Washington and Oregon. Including the January 2020 opening of our branch in El Segundo, California, we have ten full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. We also operate seven loan production offices located throughout California, as well as a loan production office in Clackamas County, Oregon. We are most active in the following metropolitan areas: Santa Rosa (Sonoma County), Los Angeles, San Francisco, San Jose, San Diego, and Seattle. We are seeking to more deeply penetrate these core markets, and contiguous major metropolitan markets that share key demographic characteristics with our core markets, solidifying our Seattle to San Diego footprint.
Competition
We operate in a highly competitive industry and in highly competitive markets throughout the West Coast. While our commercial real estate and jumbo single family residential focuses require significant expertise to perform efficiently, competition in commercial real estate lending is keen from large banking institutions with national operations, and mid-sized regional banking institutions, while in the single family lending market, we face competition from a wide array of institutions. We compete with other community banks, savings and loan associations, credit unions, mortgage companies, insurance companies, finance companies, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, private lenders and nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. The primary factors driving competition for deposits are customer service, interest rates, fees charged, branch locations and hours, online and mobile banking functionality, the range of products offered and the reputation/public perception of an institution. The primary factors driving competition for our lending products are customer service, range of products offered, price, reputation, and quality of execution. We believe the Bank is a strong competitor in our markets; however, other competitors have advantages over us. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks, make larger technology investments and to offer services that we do not offer. The higher capitalization of the larger institutions permits them to provide higher lending limits than we can, although our current lending limit is able to accommodate the credit needs of most of our borrowers. Some of these competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent, lesser regulation in the case of mortgage companies and finance companies.
Our primary multifamily competitor is JPMorgan Chase & Co. Additional competitors include, but are not limited to, Opus Bank, First Foundation, Inc., Homestreet Bank and Umpqua Bank. Our primary single family lending competitors in our markets are MUFG Union Bank, N.A., Fremont Bank, WaFd Bank, various non-bank mortgage lenders, and large national banks. Our primary deposit competitors are local regional banks, community banks, numerous credit unions and large national banks.

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
Our multifamily loans typically have a 30-year term, while our nonresidential commercial property loans have a 30-year amortization period, and are typically due in ten years. For commercial real estate, we offer adjustable rate loans based on Treasury indices, with an adjustable rate, 5-year hybrid product being our most common multifamily loan product type. Historically, our multifamily adjustable rate loans were originated primarily using the LIBOR index; however, use of this index was discontinued during 2019. We seek to have interest rates on all of our commercial loans adjust or reprice no later than seven years after origination, and quarterly or semi-annually thereafter, but our ability to obtain this term is subject to the effects of market competition, customer preferences and other factors beyond our control.

Our multifamily loans and other commercial real estate loans are primarily originated on a retail basis, through the marketing efforts of our bankers and loan production offices, and to a lesser extent, are originated on a wholesale basis, through a network of brokers. We intend to maintain a balance of both retail and wholesale loan originations, while tailoring our approach to the characteristics of each particular market. While our multifamily and other commercial real estate loans are generally held in portfolio, we may at times sell pools of loans as a means of managing our loan product concentrations, liquidity position, capital levels and/or interest rate risk.

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
The markets in which we make single family residential loans have historically been the same core and extended core markets in which we make multifamily residential and commercial real estate loans. These areas have been characterized by robust job markets, strong single family residential demand, high average housing cost, and concentrations of professional, highly skilled and high income workers, entrepreneurs and other high net worth individuals. These characteristics have provided a strong market for our jumbo mortgage products. In late 2019, we refocused our single family residential originations in our core lending areas. Our loans are underwritten to our financial parameters of loan to value and debt to income ratios. Our underwriting includes a thorough analysis of the borrower’s ability to repay the loan, based on reviews of information regarding the borrower’s income, cash flow and wealth. This analysis enables us to provide loans to professionals, business owners and entrepreneurs who may not have a constant, readily documentable earnings stream, but substantial assets, income and wealth. Our platform and niche lending offerings are designed to meet the needs of the high demand, low supply residential real estate market in high cost market areas, and are focused on delivering consistent certainty of execution. Our single family residential loans are generally held in portfolio, although we reserve the right to sell any loan at any time.

•	Grow and Daisy.
We also offer innovative mortgage products, including a portfolio 30-year fixed rate first mortgage and a forgivable second mortgage, to low- and moderate-income borrowers designed to make home ownership possible and affordable even in our high cost markets. Our ‘‘Grow’’ program is designed as a conventional, community lending mortgage, up to the conforming loan amount, that offers underwriting flexibility to low- and moderate-income borrowers and borrowers purchasing properties located in a low- or moderate- income communities. Loans in this program are 30-year fixed rate mortgages made on owner-occupied single family (one and two unit) properties, including condominiums. Pricing on this product is competitive at market rate.
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

Our deposits are currently acquired primarily through our branch network on a retail basis from high net worth individuals, professionals and their businesses, who value our financial strength, stability, high level of service and competitive interest rates. We have expanded our focus to leverage our relationships and serve business and individuals with a broader array of deposit and cash management products. We intend to increase our digital marketing presence to attract deposits within a wider geographic band surrounding our existing branch locations.

We currently offer a comprehensive range of business deposit products and services to assist with the banking needs of our business customers, from a basic reserve account (savings and CD products) to integrated operating accounts with cash management capacity. Our online banking platform allows a customer to view balances, initiate payments, pay bills and set up custom alerts/statements. Online wires, ACH and remote capture are additional account features available to qualified businesses. Our debit cards allow access to cash nationwide as a result of our membership in major ATM networks. We also provide online and mobile banking products to our consumer depositors, to complement our branch network.

We plan to continue to grow our deposits by cross-selling business deposit relationships to our existing consumer customers who are business owners, and consumer and business accounts to our multifamily and single family loan borrowers and by obtaining new individual and business customers, including specialty deposit customers, such as fiduciary services providers, 1031 exchange companies, unions and nonprofits. Our cross-selling efforts to existing customers will be strategically targeted, based on our in depth analyses of our customers’ overall financial situation, global cash flows, financial resources and banking requirements. Although, our cross-selling efforts remain in their early stages, we believe there is additional capacity to expand deposit and lending relationships on this basis.

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

Internet Access to Company Documents

The Company provides access to its SEC filings through its web site at www.lutherburbanksavings.com. After accessing the web site, the filings are available upon selecting "About Us/Investor Relations/Financials/SEC Filings." Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Further, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. All website addresses given in this document are for information only and are not intended to be an active link or to incorporate any website information into this document.

Luther Burbank Corporation Foundation

In 2017, we established the Luther Burbank Corporation Foundation ("Foundation") which was granted 501(c)(3) status by the Internal Revenue Service ("IRS"). The Foundation is an all-volunteer organization primarily funded by the Company, as well as from our directors, business partners and a corporate giving program that matches employee donations. The Foundation focuses its activities in our communities on the three priority areas of (1) social and human services; (2) community development; and (3) education.

Employees
As of December 31, 2019, we had 277 full-time equivalent employees.

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

Our business and operations, which primarily consist of banking activities, including lending money to customers in the form of real estate secured loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the U.S. generally, and on the West Coast in particular, which may differ from economic conditions in the U.S. as a whole. If economic conditions in the U.S. or any of our markets weaken, our growth and profitability from our operations could be constrained. In addition, foreign economic and political conditions could affect the stability of global financial markets, which could hinder economic growth. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, pandemic disease, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors, and government policy responses to such conditions, could have a material adverse effect on our business, financial condition and results of operations.

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

Our interest sensitivity profile was liability sensitive as of December 31, 2019. When short-term interest rates rise, the rate of interest we pay on our interest-bearing liabilities, such as deposits, may rise more quickly than the rate of interest that we receive on our interest-earning assets, such as loans, which may cause our net interest income to decrease. Additionally, a shrinking yield premium between short-term and long-term market interest rates, a pattern typically indicative of investors' waning expectations of future growth and inflation, commonly referred to as a flattening of the yield curve, as well as an inverted yield curve, where long-term debt instruments have a lower yield than short-term debt instruments of the same credit quality, typically reduce our profit margin since we borrow at shorter terms than the terms at which we lend and invest.

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

Our loan portfolio consists primarily of multifamily residential and, to a lesser extent, other commercial real estate loans, which are secured by industrial, office and retail properties. As of December 31, 2019, our multifamily residential loans totaled $4.0 billion, or 64.1% of our loan portfolio, and our other commercial real estate loans totaled $202.5 million, or 3.3% of our loan portfolio. Nonperforming multifamily residential loans were $541 thousand at December 31, 2019. There were no nonperforming other commercial real estate loans at December 31, 2019. Multifamily residential and commercial real estate loans may carry significant credit risk because they typically involve large loan balances concentrated with a single borrower or groups of related borrowers. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy. Investment in these properties by our customers is influenced by prices and return on investment, as well as changes to applicable laws regarding, among other things, rent control, personal and corporate tax reform, pass-through rules, immigration and fiscal and economic policy. The collateral securing these loans typically cannot be liquidated as easily as single family residential real estate, which may lead to longer holding periods.

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

Unlike many of our larger competitors that maintain significant operations located outside our market areas, substantially all of our customers are individuals and businesses located and doing business in the states of California and Washington. As of December 31, 2019, approximately 87% of the loans in our portfolio measured by dollar amount were secured by collateral located in California and 11% of the loans in our portfolio measured by dollar amount were secured by collateral located in Washington. In addition, 61% of our real estate loans measured by dollar amount, were secured by collateral located in southern California counties. Therefore, our success will depend upon the general economic conditions in these areas, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of large, more geographically diverse competitors. A downturn in the local economy could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn could have a material adverse effect on our business, financial condition and results of operations.

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

Like many financial institutions, we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of December 31, 2019, we had $5.2 billion in deposits and a loan to deposit ratio of 119%, which is higher than the level maintained by many other banks. As of the same date, using deposit account related information such as tax identification numbers, account vesting and account size, we estimated that $1.3 billion of our deposits exceeded the insurance limits established by the Federal Deposit Insurance Corporation ("FDIC"). None of our deposits are governmental deposits secured by collateral. Although we have historically maintained a high deposit customer retention rate, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation, or a loss of confidence by customers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Additionally, any such loss of funds could result in lower loan originations, which could have a material adverse effect on our business, financial condition and results of operations.

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

We periodically review our allowance for loan losses for adequacy considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accrual loans, economic conditions and other pertinent information. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our allowance for loan losses at a level adequate to absorb any probable incurred losses inherent in the loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their examination process, periodically review our loan portfolio and the adequacy of our allowance for loan losses and may require adjustments based upon judgments that are different than those of management. Differences between our actual experience and assumptions and the effectiveness of our models could adversely affect our business, financial condition and results of operations.

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

There can be no assurance that we will remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations, or increase in the future. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, scaling technology platforms, hiring and retaining qualified employees, and successfully implementing our strategic initiatives. Our failure to maintain a sustainable rate of growth or adequately manage the factors that have contributed to that growth could have a material adverse effect on our earnings and profitability and, therefore on our business, financial condition and results of operations.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

The federal banking agencies have issued guidance for institutions that are deemed to have concentrations in commercial real estate ("CRE") lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential CRE concentration risk, institutions which have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution's total risk-based capital; or (ii) total CRE loans representing 300% or more of the institution's total risk-based capital and the outstanding balance of the institution's CRE loan portfolio has increased 50% or more during the prior 36 months are identified as having potential CRE concentration risk. Institutions which are deemed to have concentrations in CRE lending are expected to employ heightened levels of risk management with respect to their CRE portfolios, and may be required to hold higher levels of capital. We have a concentration in CRE loans, and multifamily residential real estate loans in particular, and we have experienced significant growth in our CRE portfolio in recent years. As of December 31, 2019, CRE loans represent 594% of the Company's total risk-based capital. Multifamily residential real estate loans, the vast majority of which are 50% risk weighted for regulatory capital purposes, were 562% of the Company's total risk-based capital. Management has extensive experience in CRE lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its CRE portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our CRE concentration, which could limit our growth, require us to obtain additional capital, and have a material adverse effect on our business, financial condition and results of operations.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our organic growth over the past several years, as of December 31, 2019, approximately $5.4 billion, or 86.5%, of the loans in our loan portfolio were originated since January 1, 2016, of which 9.8% were from in-house refinancings. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Although a significant portion of our multifamily portfolio is refinancings of prior loans on the same property, a large portion of our loan portfolio is relatively new, and therefore, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans does not provide us with a significant history pattern with which to judge future collectability or performance. However, we believe that our stringent credit underwriting process, our ongoing credit review processes, and our history of successful management of our loan portfolio, mitigate these risks. Nevertheless, if delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

Our loan portfolio possesses increased risk due to our level of adjustable rate loans.

A substantial majority of the real estate secured loans in our portfolio are adjustable rate loans. Any rise in prevailing market interest rates may result in increased periodic payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of defaults that may adversely affect our profitability.

Our single family residential loan portfolio possesses increased risk due to our level of interest only loans and other non-conforming loans.

Many of the residential mortgage loans we have originated consist of SFR loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of loan terms, loan size or other exceptions from agency underwriting guidelines. Additionally, many of our loans do not meet the qualified mortgage definition established by the Consumer Financial Protection Bureau, and therefore, contain additional regulatory and legal risks. In addition, the secondary market demand for nonconforming mortgage loans is generally limited, and consequently, we may experience difficulties selling the non-conforming loans in our portfolio should we decide to do so.

With respect to interest only loans, a borrower's monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower's monthly payment may increase by a substantial amount, even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. Our SFR interest only loans at December 31, 2019, totaled $505.2 million, or 25.3% of our total SFR loan portfolio, as compared to $515.3 million, or 23.1%, at December 31, 2018.

We are exposed to higher credit risk due to relationship exposure with a number of large borrowers.

As of December 31, 2019, we had 23 borrowing relationships in excess of $20 million which accounted for approximately 8.8% of our loan portfolio. While we are not overly dependent on any one of these relationships and while none of these relationships have had any material credit quality issues in the past, a deterioration of any of these credit relationships could require us to increase our allowance for loan losses or result in significant losses to us, which could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on customer deposits, advances from the FHLB and brokered deposits to fund our operations. Although we have historically been able to replace maturing deposits and advances, if desired, including throughout the recent recession, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions change. FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations.

Limits on our ability to use brokered deposits as part of our funding strategy may adversely affect our ability to grow.

A "brokered deposit" is any deposit that is obtained from or through the mediation or assistance of a deposit broker. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. Recently enacted regulation excludes reciprocal deposits of up to the lesser of $5 billion or 20% of an institution’s deposits from the definition of brokered deposits, where the institution is "well-capitalized" and has a regulatory examination composite rating of 1 or 2. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. As of December 31, 2019, brokered deposits, represented 7.9% of our total deposits. Currently, these wholesale deposits have a modestly lower deposit cost as compared to our retail deposits. However, there are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy. In addition, banks that become less than "well-capitalized" under applicable regulatory capital requirements may be restricted or prohibited in their ability to accept or renew brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB borrowings, attempting to attract additional non-brokered deposits, and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have a material adverse effect on our business, financial condition and results of operations.

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

We intend to provide banking services to customers in the cannabis industry and the strict enforcement of federal laws regarding cannabis would likely result in our inability to continue this line of business and we could have legal action taken against us by the federal government.

We have launched a pilot program to provide deposit services to a limited group of California-licensed cannabis related businesses ("CRBs"). The pilot program will be open only to up to 12 California-licensed retailers, commonly referred to as dispensaries, engaged in the sale of medical cannabis. We will not be providing any extensions of credit under this program. Though medical and adult-use cannabis is legal in the state of California, its manufacture, distribution, possession, and use are prohibited under the federal Controlled Substances Act ("CSA"). Violations of the CSA are punishable by imprisonment and fines.

Although there have been several examples of proposed federal legislation that would resolve the conflict between state and federal laws with respect to cannabis, no such legislation has passed. In 2019, the House of Representatives passed the Secure and Fair Enforcement Act of 2019 which would have created legal protections for depository institutions that chose to provide banking services to legitimate cannabis-related businesses, among other things. The legislation was not taken up by the Senate.

In 2013, the U.S. Department of Justice ("DOJ") issued a memo ("Cole Memo") that outlined the DOJ's enforcement priorities with regard to cannabis and instructed federal prosecutors to focus prosecutorial efforts on eight priorities detailed in the memo. In 2018, the DOJ rescinded the Cole Memo and no subsequent guidance has been issued by the DOJ.

Since 2014, the U.S. Congress has enacted an omnibus spending bill that includes a provision prohibiting the DOJ and the U.S. Drug Enforcement Administration from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision must be renewed annually and the current provision expires on September 30, 2020. The U.S. Court of Appeals for the Ninth Circuit held in USA v. McIntosh that this provision prohibits the DOJ from spending funds from relevant appropriation acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, any change in the federal government's enforcement position could cause us to immediately terminate our cannabis banking pilot program.

The U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN") published guidelines in 2014 in conjunction with the issuance of the Cole Memo for financial institutions servicing state legal cannabis businesses. The FinCEN guidance discusses federal regulators' expectations regarding BSA compliance when a financial institution provides banking services to a CRB. Any adverse change to the FinCEN guidance or the interpretation of the guidance by federal regulators could cause us to immediately terminate our cannabis banking pilot program.

Any change in the enforcement priorities of the DOJ, FinCEN, or our federal banking regulators or our failure to comply with the FinCEN guidance could result in legal or administrative action being taken against us, and such action could have a material adverse effect on our business, financial condition and results of operations.

Operational risks are inherent in our business.

Operational risks and losses can result from internal and external fraud; gaps or weaknesses in our risk management or internal control procedures; errors by employees or third-parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements; failures in the models we utilize and rely on; equipment failures, including those caused by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyberattacks, unforeseen problems encountered while implementing major new computer systems, upgrades to existing systems or inadequate access to data or poor response capabilities in light of such business continuity or data security system failures; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. Although we have implemented risk controls and loss mitigation actions, and substantial resources are devoted to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, there is no assurance that such actions will be effective in controlling all of the operational risks faced by us. Failure of our risk controls and/or loss mitigation actions could have a material adverse effect on our business, financial condition and results of operations.

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

The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for loan loss measurement, loan portfolio stress testing and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlies them. While these quantitative techniques and approaches improve our decision making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision making, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to design, implement and maintain effective internal control over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, which could have a material adverse effect on us.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles ("GAAP"). Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud.

Under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), management is required to annually assess and report on the effectiveness of our internal control over financial reporting and, when we cease to be an emerging growth company under the JOBS Act, include an attestation report by the Company’s independent auditors addressing the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective due to the failure to cure any identified material weakness or otherwise. Moreover, even if management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that our internal control over financial reporting is not effective. In the course of their review, our independent registered public accounting firm may not be satisfied with the internal control over financial reporting or the level at which the controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from the Company. In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the SEC for compliance with the requirements of the Sarbanes-Oxley Act. Any such deficiencies may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act, and may suffer adverse regulatory consequences or violate NASDAQ's listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

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

Access to sufficient capital is critical in order to enable us to implement our business plan, support our business, expand our operations, and meet applicable capital requirements. The inability to have sufficient capital, whether internally generated through earnings or raised in the capital markets, could adversely impact our ability to support and to grow our operations. If we grow our operations faster than we generate capital internally, we will need to access the capital markets. We may not be able to raise additional capital in the form of additional debt or equity. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, our financial condition and our results of operations. Economic conditions and/or a loss of confidence in financial institutions may increase our cost of capital and limit access to some sources of capital. Such capital may not be available on acceptable terms, or at all. Any occurrence that may limit our access to the capital markets, or disruption in capital markets, may adversely affect our capital costs and our ability to raise capital. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on our business, financial condition and results of operations.

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

The nature of our business makes us sensitive to the large body of accounting rules in the U.S. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that we: (i) calculate the allowance for loan losses on the basis of the current expected loan losses over the lifetime of our loans, which is expected to be applicable to us beginning in 2023; and (ii) record the value of and liabilities relating to operating leases on our balance sheet, which is expected to be applicable beginning on January 1, 2021. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. We are evaluating the impact the Current Expected Credit Loss ("CECL") accounting model will have on our financial results, but expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses and retained earnings as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. Any such changes could have a material adverse effect on our business, financial condition and results of operations.

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

The expected discontinuation of LIBOR quotes in 2021 creates substantial risks to the banking industry, including us. Generally all of our loans provide for an alternative index to be selected by us as a substitute index from among the most widely followed financial indexes should LIBOR become unavailable. However, uncertainty as to the establishment of, as well as the future performance of, an alternative index could adversely affect our asset-liability management and could lead to more asset and liability mismatches and interest rate risk, or may have other consequences which cannot be predicted. The cessation of LIBOR could also cause confusion that could disrupt the capital and credit markets as a result. Additionally, there may be borrower resistance to the establishment of an alternative index, which could result in potential litigation or defaults.

The Federal Reserve has sponsored the Alternative Reference Rates Committee ("ARRC"), which serves as a forum to coordinate and track planning as market participants currently using LIBOR consider (a) transitioning to alternative reference rates where it is deemed appropriate and (b) addressing risks in legacy contracts language given the possibility that LIBOR might stop. On April 3, 2018, the Federal Reserve began publishing three new reference rates, including the Secured Overnight Financing Rate ("SOFR"). ARRC has recommended SOFR as the alternative to LIBOR, and published fallback interest rate consultations for public comment and a Paced Transition Plan to SOFR use. The viability of SOFR as an alternative index is unclear. The Financial Stability Board has taken an interest in LIBOR and possible replacement indices as a matter of risk management. The International Organization of Securities Commissions ("IOSCO"), has been active in this area and is expected to call on market participants to have backup options if a reference rate, such as LIBOR, ceases publication. The International Swap Dealers Association has published guidance on interest rate bench marks and alternatives in July and August 2018. As of December 31, 2019, we had $1.8 billion of loans, $426.2 million of investments, $61.9 million of junior subordinated deferrable interest debentures and $15.9 million of other assets that were indexed to LIBOR and that have stated maturity dates after December 31, 2021. We are currently evaluating replacement indices for our loan portfolio and anticipate substituting these instruments with SOFR or another comparable index. Replacement indices for all other assets and liabilities noted herein will be determined by third parties and, to date, such replacement indices have not been announced. It cannot be predicted whether SOFR or another index or indices will become a market standard that replaces LIBOR, and if so, the effects on our customers, or our future results of operations or financial condition.

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

We may not be successful in overcoming these risks or other problems encountered in connection with potential investments or acquisitions. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy and enhance shareholder value, which, in turn, could have a material adverse effect on our business, financial condition or results of operations. Additionally, if we record goodwill in connection with any acquisition, our financial condition and results of operation may be adversely affected if that goodwill is subsequently determined to be impaired, which would require us to take an impairment charge.

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

Under federal law and long-standing Federal Reserve policy, we, as a bank holding company, are required to act as a source of financial and managerial strength to our Bank and to commit resources to support our Bank if necessary. We may be required to commit additional resources to our Bank at times when we may not be in a financial position to provide such resources or when it may not be in our, or our shareholders' or creditors', best interests to do so. A requirement to provide such support is more likely during times of financial stress for us and our Bank, which may make any capital we are required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans we make to our Bank are subordinate in right of repayment to deposit and other liabilities of our Bank.

Regulatory initiatives regarding bank capital requirements may require heightened capital.

Regulatory capital rules adopted in July 2013, which implement the Basel III regulatory capital reforms, include a common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements were intended to both improve the quality and increase the quantity of capital required to be held by banking organizations, and to better equip the U.S. banking system to deal with adverse economic conditions. The capital rules require bank holding companies and banks to maintain a common equity Tier 1 capital ratio of 4.5%, a minimum total Tier 1 risk based capital ratio of 6%, a minimum total risk based capital ratio of 8%, and a minimum leverage ratio of 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments. The revised capital rules also require banks to maintain a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 capital ratio of 8% or greater, a total capital ratio of 10% or greater and a leverage ratio of 5% or greater to be deemed "well-capitalized" for purposes of certain rules and prompt corrective action requirements. The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. Our regulatory capital ratios currently are in excess of the levels established for "well-capitalized" institutions. Future regulatory change could impose higher capital standards. Failure to maintain capital to meet current or future regulatory requirements could have a significant material adverse effect on our business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act of 1970, the Uniting and Strengthening America by Providing Appropriate Tools to Intercept and Obstruct Terrorism Act of 2001 ("Patriot Act"), and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, FinCEN, and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by the Office of Foreign Assets Control ("OFAC"). If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.

We are subject to numerous "fair and responsible banking" laws designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act and the Dodd-Frank Act prohibit unfair, deceptive, or abusive acts or practices by financial institutions. The DOJ, federal banking agencies, and other federal and state agencies are responsible for enforcing these fair and responsible banking laws and regulations. A challenge to an institution's compliance with fair and responsible banking laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our reputation, business, financial condition and results of operations.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information ("PII"), in various information systems that we maintain and in those maintained by third party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees, and other third parties), including, but not limited to, the Gramm-Leach-Bliley Act ("GLB Act"), and the California Consumer Protection Act ("CCPA") which took effect on January 1, 2020. Ensuring that our collection, use, transfer and storage of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Any failure, or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations, financial condition and results of operations.

Our use of third party vendors and our other ongoing third party business relationships are subject to regulatory requirements and attention.

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

As of December 31, 2019, there were 55,999,754 shares of our common stock issued and outstanding, including 717,999 shares of restricted stock that had yet to vest. Of our issued and outstanding shares of common stock, all of these shares will be freely transferable, except for any shares held by our "affiliates," as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Trusts established for the benefit of the Chairman of our board of directors, Victor S. Trione, our former director and Secretary, Mark Trione and his wife, and each of the adult children of Messrs. Trione, collectively referred to as the Trione Family Trusts, currently control 71.5% of our common stock. This stock can be resold into the public markets in accordance with the requirements of Rule 144. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may result in a decline in the price of our common stock and may impede our ability to raise capital through the issuance of additional common stock or other equity securities.

Trading in our common stock has been moderate. As a result, shareholders may not be able to quickly and easily sell their common stock, particularly in large quantities.

Although our common stock is listed for trading on NASDAQ and a number of brokers offer to make a market in our common stock on a regular basis, trading volume to date has been moderate, averaging 31,000 shares per trading day from January 2, 2020 through February 28, 2020. There can be no assurance that a more active and liquid market for our common stock will develop or can be maintained. As a result, shareholders may find it difficult to sell a significant number of shares of our common stock at the prevailing market price.

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

As of December 31, 2019, the Trione Family Trusts control 71.5% of our common stock and if they vote in the same manner, are able to determine the outcome of all matters put to a shareholder vote, including the election of directors, the approval of mergers, material acquisitions and dispositions and other extraordinary transactions, and amendments to our articles of incorporation, bylaws and other corporate governance documents. So long as the Trione Family Trusts continue to own a majority of our common stock, they will have the ability, if they vote in the same manner, to prevent any transaction that requires shareholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of the Trione Family Trusts may differ from or conflict with the interests of our other shareholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock, if investors perceive disadvantages in owning stock of a company with a controlling group.

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

Our charter permits us to issue up to an aggregate of 100 million shares of common stock. As of December 31, 2019, 55,999,754 shares of our common stock were issued and outstanding. An additional 2,332,775 shares have been reserved for future issuance pursuant to the Luther Burbank Corporation Omnibus Equity and Incentive Compensation Plan. Our charter permits us to issue up to an aggregate of 5 million shares of preferred stock. A future issuance of any new shares of our common stock would, and equity-related securities could, cause further dilution in the value of our outstanding shares of common stock.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located at 520 Third Street, Santa Rosa, California. In addition to our corporate headquarters, the Bank operates ten full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. This includes a California full service branch that opened in January 2020. We also operate seven loan production offices located throughout California, as well as a loan production office in Clackamas County, Oregon. Other than our main branch in Santa Rosa, California, which we own, we lease all of our other offices. For additional information regarding properties of the Company see Note 6. "Premises and Equipment" in the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data".

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock is listed on the NASDAQ Global Select Stock Market under the trading symbol "LBC". As of March 2, 2020, we had approximately 2,441 record holders. On March 2, 2020 our stock closed at $10.70.

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
The graph assumes an initial $100 investment on December 8, 2017, the date that the stock of the Company began trading on the NASDAQ Global Select Stock Market through December 31, 2019, the final trading day of 2019. Data for the Russell 2000 and the SNL U.S. Bank and Thrift Index assume reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. This graph is not deemed filed with the SEC.

	Period Ended
Index	12/8/17	12/31/17	3/31/18	6/30/18	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19
Luther Burbank Corporation	100.00	102.47	102.33	98.48	93.63	78.09	87.95	95.36	99.76	102.03
Russell 2000 Index	100.00	101.03	100.95	108.78	112.67	89.91	103.02	105.18	102.65	112.85
SNL U.S. Bank and Thrift Index	100.00	100.50	99.52	98.30	100.08	83.49	90.69	96.13	98.84	112.83

Source: S&P Global Market Intelligence

Dividend Policy

Prior to our initial public offering in December 2017, we were an S-Corporation for U.S. federal income tax purposes. As an S-Corporation, we historically made distributions to our shareholders to provide them with funds to pay U.S. federal income tax on their taxable income that was “passed through” to them, as well as additional amounts for returns on capital. Following our initial public offering, our board of directors declared a cash dividend to our shareholders that existed prior to the offering in the amount of $40.0 million, which was intended to be non-taxable to them and represented a significant portion of our S-Corporation earnings that had been, or would be, taxed to our shareholders, but not distributed to them. The Company also declared cash dividends to our shareholders that existed prior to the offering in the amount of $7.1 million on December 1, 2017 and $5.2 million on March 21, 2018 to fund the payment of 2017 taxes that were ‘‘passed through’’ to them by virtue of our status as an S-Corporation. Purchasers of our common stock in the initial public offering were not entitled to receive any portion of these distributions.

Following our initial public offering and our conversion to a C-Corporation, our dividend policy and practice changed. We no longer pay distributions to our shareholders to pay U.S. federal income taxes on their pro rata portion of our taxable income.

Holders of our common stock are only entitled to receive dividends when, and if, declared by our board of directors out of funds legally available for dividends.

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

(dollars in thousands except per share data)	Amount per share	Total cash dividend
Quarter ended March 31, 2018	$0.11	$6,061
Quarter ended June 30, 2018	0.06	3,303
Quarter ended September 30, 2018	0.06	3,300
Quarter ended December 31, 2018	0.06	3,301
Quarter ended March 31, 2019	0.06	3,294
Quarter ended June 30, 2019	0.06	3,267
Quarter ended September 30, 2019	0.06	3,234
Quarter ended December 31, 2019	0.06	3,237

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

The Federal Reserve has established requirements with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that we may pay in the future. The Federal Reserve has issued guidance on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weaken the holding company’s financial health, such as by borrowing. Under Federal Reserve guidance, as a general matter, the board of directors of a holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce the dividends if: (i) the holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the holding company’s prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC.

Purchases of Equity Securities

The table below summarizes the Company's monthly repurchases of equity securities during the quarter ended December 31, 2019 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (1)
October 1-31, 2019	—	$—	—	$4,714
November 1-30, 2019	—	—	—	4,714
December 1-31, 2019	—	—	—	4,714
Total	—	$—	—	$4,714

(1) In August 2018, the Company's Board of Directors authorized the purchase of up to $15.0 million of the Company's common stock from August 17, 2018 through December 31, 2019 (the "Repurchase Program"), which was announced by press release and Current Report on Form 8-K on August 16, 2018 and August 17, 2018, respectively. Under the Repurchase Program, the Company may acquire its common stock in the open market or in privately negotiated transactions, including 10b5-1 plans. The Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without notice. In December 2018, the Company adopted a systematic stock repurchase plan in accordance with, and as part of, the Repurchase Program. The plan was effective from December 17, 2018 until two days following the Company's release of its 2018 year-end financial results and was announced by press release and Current Report on Form 8-K on December 14, 2018. In January 2019, the Company adopted a systematic stock repurchase plan in accordance with, and as part of, the Repurchase Program. The plan was effective from January 31, 2019 until December 31, 2019 and was announced by Current Report on Form 8-K on February 1, 2019. These plans were adopted under the guidelines specified by Rule 10b5-1 and under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and the Company's Insider Trading Policy. On October 23, 2019, the plan was extended from December 31, 2019 to December 31, 2020 and was announced by Current Report on Form 8-K on October 23, 2019.

Shares Eligible for Sale Pursuant to Rule 144

An aggregate of 40 million shares of common stock held by the Trione Family Trusts, which were issued in private transactions, are eligible for sale in accordance with Rule 144 under the Securities Act.

Item 6. Selected Financial Data

The following table sets forth the Company’s selected historical consolidated financial data for the years and as of the dates indicated. You should read this information together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2019 and 2018 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2017, 2016 and 2015 (except as otherwise noted below) are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Years Ended December 31,
	2019	2018	2017	2016	2015
Statements of Income and Financial Condition Data
Net income	$48,861	$45,060	$69,384	$52,121	$35,392
Pre-tax, pre-provision net earnings (1)	$70,714	$66,531	$61,859	$41,237	$29,498
Total assets	$7,045,828	$6,937,212	$5,704,380	$5,063,585	$4,361,779
Per Common Share (2)
Diluted earnings per share	$0.87	$0.79	$1.62	$1.24	$0.84
Book value per share	$10.97	$10.31	$9.74	$9.63	$8.84
Tangible book value per share (1)	$10.91	$10.25	$9.68	$9.55	$8.76
Actual/Pro Forma Net Income and Per Common Share Data (1)
Actual/pro forma net income	$48,861	$45,060	$37,834	$31,285	$21,251
Actual/pro forma diluted earnings per share (2)	$0.87	$0.79	$0.88	$0.74	$0.51
Selected Ratios
Return on average:
Assets	0.69%	0.70%	1.26%	1.11%	0.88%
Stockholders' equity	8.15%	7.96%	16.30%	13.35%	9.85%
Dividend payout ratio	26.67%	35.43%	97.72%	32.23%	33.34%
Net interest margin	1.84%	1.98%	2.05%	2.04%	2.11%
Efficiency ratio (1)	46.86%	48.51%	47.76%	59.76%	67.88%
Noninterest expense to average assets	0.88%	0.98%	1.03%	1.31%	1.54%
Loan to deposit ratio	119.03%	122.59%	127.59%	133.17%	123.52%
Actual/Pro Forma Selected Ratios (1)
Actual/pro forma return on average assets	0.69%	0.70%	0.69%	0.67%	0.53%
Actual/pro forma return on average stockholders' equity	8.15%	7.96%	8.89%	8.02%	5.91%
Credit Quality Ratios
Allowance for loan losses to loans	0.58%	0.56%	0.60%	0.75%	1.18%
Allowance for loan losses to nonperforming loans	568.47%	1,705.47%	437.91%	1,251.80%	708.75%
Nonperforming assets to total assets	0.09%	0.03%	0.12%	0.05%	0.15%
Net recoveries to average loans	0.01%	0.01%	0.01%	0.01%	0.00%
Capital Ratios
Tier 1 leverage ratio	9.47%	9.42%	11.26%	9.47%	10.22%
Total risk-based capital ratio	17.97%	17.20%	18.78%	18.58%	20.26%

(1) Considered a non-GAAP financial measure. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - ‘‘Non-GAAP Financial Measures’’ for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Tangible book value is defined as total assets less goodwill and total liabilities. Efficiency ratio is defined as the ratio of noninterest expense to net interest income plus noninterest income. Pre-tax, pre-provision net earnings is defined as net income before taxes and provision for loan losses. For periods prior to January 1, 2018, we calculate our pro forma net income, return on average assets and return on average stockholders' equity by adding back our franchise S-Corporation tax to net income, and using a combined C-Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S-Corporation and does not give effect to any other transaction. Beginning January 1, 2018, our pro forma provision for tax expense is our actual C-Corporation provision.

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

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our business that accounted for the changes in our results of operations for the year ended December 31, 2019, as compared to our results of operations for the year ended December 31, 2018, and our financial condition at December 31, 2019 as compared to our financial condition at December 31, 2018.

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

Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Gardena, California with $7.0 billion in assets at December 31, 2019. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.

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

Our most significant accounting policies are described in Note 1 to our Financial Statements for the year ended December 31, 2019. We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.

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

Allowance for Loan Losses

The allowance for loan losses is provided for probable incurred credit losses inherent in the loan portfolio at the statement of financial condition date. The allowance is increased by a provision charged to expense and reduced by loan principal charge-offs, net of recoveries. Where management determines that the allowance for loan losses is more than adequate to absorb the probable incurred credit losses in the portfolio, the allowance is reduced by recapturing provisions and a credit is made to the expense account. The allowance is based on management’s assessment of various factors including, but not limited to, the nature of the loan portfolio, previous loss experience, known and inherent risks in the portfolio, the estimated value of underlying collateral, information that may affect a borrower’s ability to repay, current economic conditions and the results of our ongoing reviews of the portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

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

Changes in the fair value of debt securities available for sale and derivatives designated as effective cash flow hedges are recorded in our consolidated statements of financial condition and comprehensive income (loss) while changes in the fair value of equity securities, loans held for sale or other derivatives are recorded in the consolidated statements of financial condition and in the consolidated statements of income.

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

Non-GAAP Financial Measures

Some of the financial measures discussed in Item 6. Selected Financial Data are ‘‘non-GAAP financial measures.’’ In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our consolidated statements financial condition, income or cash flows.

Pre-tax, pre-provision net earnings is defined as net income before taxes and provision for (reversal of) loan losses. We believe the most directly comparable GAAP financial measure is income before taxes. Disclosure of this measure enables you to compare our operations to those of other banking companies before consideration of taxes and provision expense, which some investors may consider to be a more appropriate comparison given our S-Corporation status in prior years and recaptures from the allowance for loan losses. Prior to January 1, 2018, we calculate our pro forma net income, return on average assets, return on average equity and per share amounts by adding back our franchise S-Corporation tax to net income, and using a combined C-Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S-Corporation and does not give effect to any other transaction. Beginning January 1, 2018, our pro forma income tax expense is our actual C-Corporation tax provision. Tangible book value is defined as total assets less goodwill and total liabilities. Efficiency ratio is defined as noninterest expenses divided by operating revenue, which is equal to net interest income plus noninterest income. We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our consolidated statements of financial condition, income and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

(Dollars in thousands except per share data)	As of or For the Years Ended December 31,
	2019	2018	2017	2016	2015
Pre-tax, Pre-provision Net Earnings
Income before provision for income taxes	$69,464	$62,931	$65,231	$53,940	$36,639
Plus: Provision for (reversal of) loan losses	1,250	3,600	(3,372)	(12,703)	(7,141)
Pre-tax, pre-provision net earnings	$70,714	$66,531	$61,859	$41,237	$29,498
Efficiency Ratio
Noninterest expense (numerator)	$62,368	$62,687	$56,544	$61,242	$62,339
Net interest income	128,407	125,087	110,895	94,594	84,879
Noninterest income	4,675	4,131	7,508	7,885	6,958
Operating revenue (denominator)	$133,082	$129,218	$118,403	$102,479	$91,837
Efficiency ratio	46.86%	48.51%	47.76%	59.76%	67.88%
Actual/Pro Forma Net Income
Income before provision for income taxes	$69,464	$62,931	$65,231	$53,940	$36,639
Actual/pro forma provision for income taxes	20,603	17,871	27,397	22,655	15,388
Actual/pro forma net income (numerator)	$48,861	$45,060	$37,834	$31,285	$21,251
Actual/Pro Forma Diluted Earnings Per Share
Weighted average common shares outstanding - diluted (denominator) (1)	56,219,892	56,825,402	42,957,936	42,000,000	42,000,000
Actual/pro forma diluted earnings per share	$0.87	$0.79	$0.88	$0.74	$0.51
Actual/Pro Forma Return on Average Assets
Actual/pro forma net income (numerator)	$48,861	$45,060	$37,834	$31,285	$21,251
Average assets (denominator)	$7,066,547	$6,405,931	$5,485,832	$4,676,676	$4,040,381
Actual/pro forma return on average assets	0.69%	0.70%	0.69%	0.67%	0.53%
Actual/Pro Forma Return on Average Stockholders' Equity
Actual/pro forma net income (numerator)	$48,861	$45,060	$37,834	$31,285	$21,251
Average stockholders' equity (denominator)	$599,574	$566,275	$425,698	$390,318	$359,359
Actual/pro forma return on average stockholders' equity	8.15%	7.96%	8.89%	8.02%	5.91%
Tangible Book Value Per Share
Total assets	$7,045,828	$6,937,212	$5,704,380	$5,063,585	$4,361,779
Less: Goodwill	(3,297)	(3,297)	(3,297)	(3,297)	(3,297)
Tangible assets	7,042,531	6,933,915	5,701,083	5,060,288	4,358,482
Less: Total liabilities	(6,431,364)	(6,356,067)	(5,154,635)	(4,659,210)	(3,990,480)
Tangible stockholders' equity (numerator)	$611,167	$577,848	$546,448	$401,078	$368,002
Period end shares outstanding (denominator)	55,999,754	56,379,066	56,422,662	42,000,000	42,000,000
Tangible book value per share	$10.91	$10.25	$9.68	$9.55	$8.76

(1) Weighted average common shares outstanding - diluted has been adjusted retroactively to reflect a 200-for-1 stock split effective April 27, 2017.

Key Factors Affecting Our Business

Interest Rates

Net interest income is the largest contributor to our net income and is the difference between the interest and fees earned on interest-earning assets and the interest expense incurred in connection with interest-bearing liabilities. Net interest income is primarily a function of the average balances and yields of these interest-earning assets and interest-

bearing liabilities. These factors are influenced by internal considerations such as product mix and risk appetite, as well as external influences such as economic conditions, competition for loans and deposits and market interest rates.

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

Credit Quality

We have well established loan policies and underwriting practices that have resulted in very low levels of charge-offs and nonperforming assets. We strive to originate quality loans that will maintain the credit quality of our loan portfolio. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control and can adversely impact our financial condition and results of operations.

Competition

The industry and businesses in which we operate are highly competitive. We may see increased competition in different areas including interest rates, underwriting standards and product offerings and structure. While we seek to maintain an appropriate return on our investments, we may experience continued pressure on our net interest margin as we operate in this competitive environment.

Economic Conditions

Our business and financial performance are affected by economic conditions generally in the United States and more directly in the markets of California, Washington and Oregon where we operate. The significant economic factors that are most relevant to our business and our financial performance include, but are not limited to, real estate values, interest rates and unemployment rates.

Factors Affecting Comparability of Financial Results

S-Corporation Status

We terminated our status as a “Subchapter S” corporation as of December 1, 2017, in connection with our IPO. Prior to this date, we elected to be taxed for U.S. federal income tax purposes as an S-Corporation. As a result, our earnings were not subject to, and we did not pay, U.S. federal income tax, and we were not required to make any provision or recognize any liability for U.S. federal income tax in our financial statements. While we were not subject to and did not pay U.S. federal income tax, we were subject to, and paid, California S-Corporation income tax at a rate of 3.50%.
Upon the termination of our status as an S-Corporation on December 1, 2017, we commenced paying U.S. federal income tax and a higher California income tax on our taxable earnings and our financial statements reflect a provision for both U.S. federal income tax and California income tax. As a result of this change, the net income and earnings per share data presented in our historical financial statements and the other financial information set forth in this Annual Report, which unless otherwise specified, do not include any provision for U.S. federal income tax, will not be comparable with our net income and earnings per share in periods after we commenced being taxed as a C-Corporation. As a C-Corporation, our net income is calculated by including a provision for U.S. federal income tax, currently at 21.00%, and a California income tax rate, currently at 10.84%.
As an S-Corporation, we made quarterly cash distributions to our shareholders in amounts estimated by us to be sufficient for them to pay estimated individual U.S. federal and California income tax liabilities resulting from our taxable income that was ‘‘passed through’’ to them. However, these distributions were not consistent, as sometimes the distributions were less than or in excess of the shareholders' estimated U.S. federal and California income tax liabilities resulting from their ownership of our stock. In addition, these estimates were based on individual income tax rates, which may differ from the rates imposed on the income of C-Corporations. Subsequent to the termination of our S-Corporation status on December 1, 2017, other than our obligations under the tax sharing agreement with prior S-Corporation shareholders, no further income will be ‘‘passed through’’ to shareholders for any estimated tax liabilities.
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
The size of the multifamily loan portfolio sold to the REMIC was $626.1 million, consisting of one class of post-reset, variable rate 3, 5, and 7-year hybrid loans in an aggregate principal amount of approximately $91.6 million, and two classes of pre-reset, variable rate 3, 5 and 7-year hybrid loans in an aggregate principal amount of approximately $534.5 million. 74.3% of the loan portfolio consisted of loans for multifamily properties located in California, while the remaining 25.7% of the loan portfolio consisted of loans for multifamily properties located in Washington. We retained sub-servicing obligations on the loan portfolio. The gross proceeds of this sale to us was approximately $637.6 million. We used the proceeds of this sale to pay down short-term FHLB borrowings. These borrowings had no prepayment penalties associated with them. The following table summarizes the loans that were sold in this securitization.

(Dollars in thousands)	Number of Mortgage Loans (1)	Principal Balance (1)	Percentage of Mortgage Pool Balance	Weighted Average Mortgage Rate (1)	Loan to Value Ratio (1)	Debt Service Coverage Ratio (1)
Loan Type
Post-Reset Hybrid Loans	65	$91,552	14.6%	3.66%	53.2%	1.88
Pre-Reset Hybrid Loans (2)	237	415,628	66.4%	3.39%	54.2%	1.67
Pre-Reset Hybrid Loans (3)	70	118,880	19.0%	3.51%	46.5%	1.70
Total	372	$626,060	100.0%	3.45%	52.6%	1.71

(1)	Represents number of loans, balance, weighted average rate and ratios at the security cut-off date of September 1, 2017.

(2)	Loans had 1 to 40 months until their first rate reset at the security cut-off date of September 1, 2017.

(3)	Loans had 41 or more months until their first rate reset at the security cut-off date of September 1, 2017.

In connection with the securitization, we entered into a reimbursement agreement with Freddie Mac, pursuant to which we are obligated to reimburse Freddie Mac for the first losses in the underlying loan portfolio not to exceed 10% of the unpaid principal amount of the loans comprising the securitization pool at settlement, or approximately $62.6 million. Our reimbursement obligation is supported by a FHLB letter of credit. Our reimbursement obligation will terminate on the later of (i) the date on which Freddie Mac has no further liability (accrued or contingent) under its guarantee for these securities or (ii) the date on which we shall pay to Freddie Mac our full reimbursement obligation. As of December 31, 2019, the aggregate remaining loan balance in the securitization loans was $355.2 million. No disbursements have been made in connection with the reimbursement obligation.

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

Results of Operations - Years ended December 31, 2019 and 2018

Overview

For the year ended December 31, 2019 our net income was $48.9 million as compared to $45.1 million for the year ended December 31, 2018. The increase of $3.8 million, or 8.4%, was primarily attributable to an increase of $3.3 million in net interest income, a $2.4 million decrease in the provision for loan losses and an increase of $544 thousand in noninterest income, partially offset by an increase of $2.7 million in the provision for income taxes as compared to the prior year. Pre-tax, pre-provision net earnings increased by $4.2 million, or 6.3%, for the year ended December 31, 2019 as compared to the prior year.

Net Interest Income

Net interest income increased by $3.3 million, or 2.7%, to $128.4 million for the year ended December 31, 2019 from $125.1 million for the prior year primarily related to growth in the average balance and yield of our loan portfolio of $577.9 million and 26 basis points, respectively. The improvement in net interest income was further enhanced by growth in the average balance and yield of our investment portfolio, which increased by $76.7 million and 21 basis points, respectively. These increases were partially offset by growth in the average balance and cost of our interest-bearing deposits of $646.0 million and 50 basis points, respectively, and, to a lesser extent, an increase in the cost of FHLB advances of 18 basis points, compared to the prior year. Net interest margin for the year ended December 31, 2019 was 1.84%, compared to 1.98% for the prior year. The decline in net interest margin primarily relates to our rising cost of funds, which had generally outpaced the increases in yield on our interest-earning assets during the majority of this year, due to short-term rate increases at the end of 2018 and the flattening of the yield curve, which inverted for a period during 2019.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the years ended December 31, 2019, 2018 and 2017. The average balances are daily averages.

	For the Years Ended December 31,
	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$3,870,897	$162,328	4.19%	$3,321,691	$127,950	3.85%	$2,897,794	$101,708	3.51%
Single family residential	2,139,517	76,766	3.59%	2,149,154	75,906	3.53%	1,828,668	59,498	3.25%
Commercial real estate	196,903	9,353	4.75%	147,494	6,935	4.70%	78,032	3,678	4.71%
Construction, land and NM	15,907	1,083	6.81%	27,013	1,044	3.86%	45,400	1,689	3.72%
Total Loans (1)	6,223,224	249,530	4.01%	5,645,352	211,835	3.75%	4,849,894	166,573	3.43%
Investment securities	661,574	15,461	2.34%	584,898	12,430	2.13%	477,792	6,739	1.41%
Cash and cash equivalents	105,042	2,151	2.05%	98,524	1,792	1.82%	87,780	925	1.05%
Total interest-earning assets	6,989,840	267,142	3.82%	6,328,774	226,057	3.57%	5,415,466	174,237	3.22%
Noninterest-earning assets (2)	76,707			77,157			70,366
Total assets	$7,066,547			$6,405,931			$5,485,832
Interest-Bearing Liabilities
Transaction accounts	$210,743	2,686	1.26%	$176,725	1,541	0.86%	$196,127	1,553	0.78%
Money market demand accounts	1,402,608	18,181	1.28%	1,464,952	14,954	1.01%	1,495,794	12,099	0.80%
Time deposits	3,538,223	84,225	2.35%	2,863,852	52,617	1.81%	1,972,747	25,161	1.26%
Total deposits	5,151,574	105,092	2.01%	4,505,529	69,112	1.51%	3,664,668	38,813	1.04%
FHLB advances	1,056,557	24,896	2.36%	1,069,216	23,285	2.18%	1,160,555	16,555	1.43%
Junior subordinated debentures	61,857	2,447	3.96%	61,857	2,266	3.66%	61,857	1,665	2.69%
Senior debt	94,350	6,300	6.68%	94,223	6,307	6.69%	94,090	6,309	6.71%
Total interest-bearing liabilities	6,364,338	138,735	2.16%	5,730,825	100,970	1.74%	4,981,170	63,342	1.26%
Noninterest-bearing deposit accounts	41,821			51,152			22,556
Noninterest-bearing liabilities	60,814			57,679			56,408
Total liabilities	6,466,973			5,839,656			5,060,134
Total stockholders' equity	599,574			566,275			425,698
Total liabilities and stockholders' equity	$7,066,547			$6,405,931			$5,485,832

Net interest spread (3)			1.66%			1.83%			1.96%
Net interest income/margin (4)		$128,407	1.84%		$125,087	1.98%		$110,895	2.05%

(1)
Non-accrual loans and loans held for sale are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $14.6 million, $10.2 million and $9.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

	For the Years Ended December 31, 2019 vs 2018
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$22,409	$11,969	$34,378
Single family residential	(359)	1,219	860
Commercial real estate	2,343	75	2,418
Construction, land and NM	(544)	583	39
Total Loans	23,849	13,846	37,695
Investment securities	1,730	1,301	3,031
Cash and cash equivalents	123	236	359
Total interest-earning assets	25,702	15,383	41,085
Interest-Bearing Liabilities
Transaction accounts	335	810	1,145
Money market demand accounts	(643)	3,870	3,227
Time deposits	13,943	17,665	31,608
Total deposits	13,635	22,345	35,980
FHLB advances	(281)	1,892	1,611
Junior subordinated debentures	—	181	181
Senior debt	5	(12)	(7)
Total interest-bearing liabilities	13,359	24,406	37,765

Net Interest Income	$12,343	$(9,023)	$3,320

	For the Years Ended December 31, 2018 vs 2017
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$15,788	$10,454	$26,242
Single family residential	11,001	5,407	16,408
Commercial real estate	3,265	(8)	3,257
Construction, land and NM	(707)	62	(645)
Total Loans	29,347	15,915	45,262
Investment securities	1,736	3,955	5,691
Cash and cash equivalents	124	743	867
Total interest-earning assets	31,207	20,613	51,820
Interest-Bearing Liabilities
Transaction accounts	(160)	148	(12)
Money market demand accounts	(250)	3,105	2,855
Time deposits	13,963	13,493	27,456
Total deposits	13,553	16,746	30,299
FHLB advances	(1,393)	8,123	6,730
Junior subordinated debentures	—	601	601
Senior debt	12	(14)	(2)
Total interest-bearing liabilities	12,172	25,456	37,628

Net Interest Income	$19,035	$(4,843)	$14,192

Total interest income increased by $41.1 million, or 18.2%, for the year ended December 31, 2019 as compared to the prior year. The increase was primarily due to a $37.7 million increase in interest income earned on loans resulting from growth in the average daily balance of loans, which increased by $577.9 million, or 10.2%, as compared to the prior year, as well as a 26 basis point increase in our loan yield. The increase in the average balance of loans during the current year was primarily attributable to substantial loan growth during the year ended December 31, 2018, which significantly impacted the average balance of our loans outstanding during 2019 relative to the prior year. The 26 basis point increase in yield compared to the prior year was primarily a result of the rate on new loan originations generally exceeding the rate on loan payoffs since early 2017 through mid 2019, as well as $2.1 million in swap income earned during the year ended December 31, 2019. Additionally, interest income on investments increased by $3.0 million due to an increase in the average daily balance and yield on investment securities of $76.7 million and 21 basis points, respectively.

During the year ended December 31, 2018, total loans increased by $1.1 billion compared to an increase of $100.3 million during the year ended December 31, 2019. The volume of new loans originated totaled $1.6 billion and $2.0 billion for the years ended December 31, 2019 and 2018, respectively. The decreased originations were primarily due to a slowing in demand for hybrid real estate loans, as a result of a flattening in the yield curve, which inverted for a portion of 2019. The weighted average rate on new loans for the year ended December 31, 2019 was 4.35% as compared to 4.63% for the prior year. The decline in the average coupon for the current year originations compared to the prior year was due to the current year decline in five-year or longer term market interest rates, as well as competitive pricing pressures. Loan payoffs and paydowns totaled $1.4 billion and $956.6 million for the years ended December 31, 2019 and 2018, respectively. The weighted average rate on loan payoffs during the year ended December 31, 2019 was 4.27% as compared to 4.05% for the prior year.

Total interest expense increased $37.8 million to $138.7 million for the year ended December 31, 2019 from $101.0 million for the prior year. Interest expense on deposits increased $36.0 million to $105.1 million for the year ended December 31, 2019 from $69.1 million for the prior year. This increase was due to the cost of interest-bearing deposits increasing 50 basis points, as well as average daily deposit balances increasing by $646.0 million, or 14.3%, from period to period. The increase in the cost of our deposits was primarily related to repricing in our time deposit portfolio, which had been impacted by rising short-term interest rates in the prior year and competitive pricing pressures. Interest expense on advances from the FHLB increased by $1.6 million during the year ended December 31, 2019 as compared to the prior year. This increase was primarily attributable to a 18 basis point increase in the cost of those advances as compared to the prior year. The increase in the cost of FHLB advances was primarily caused by the change in the average cost and balance of our short-term FHLB borrowings, which fluctuated from 1.76% and $221.1 million, respectively, during the year ended December 31, 2018, to 2.52% and $51.8 million, respectively, during the year ended December 31, 2019. We use both deposits and FHLB advances to fund net loan growth. We also use FHLB advances, with or without embedded interest rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

Provision for loan losses totaled $1.3 million for the year ended December 31, 2019 as compared to loan loss provisions of $3.6 million for the year ended December 31, 2018. The lower loan loss provisions were primarily due to slower loan growth as compared to the prior year. During the years ended December 31, 2019 and 2018, we recorded loan recoveries of $437 thousand and $402 thousand, respectively. We recorded no loan charge-offs during those same years. This was due in large part to minimal balances of problem loans, as well as strong collateral support of our credits attributed to our lower loan to value ratios and a healthy real estate market. Our allowance for loan losses as a percentage of total loans was 0.58% at December 31, 2019 as compared to 0.56% at December 31, 2018.

Nonperforming loans as a percentage of total loans increased to 0.10% at December 31, 2019 from 0.03% at December 31, 2018, and 53% and 61% of nonperforming loans, by balance, were current and paying as agreed at December 31, 2019 and 2018, respectively. The increase in nonperforming loans was primarily due to several single family residential loans being placed on nonaccrual status during the year ended December 31, 2019. At December 31, 2019, our classified loans as a percentage of total loans increased 7 basis points, to 0.19% from 0.12%, as compared to the prior year. Despite the increases in nonperforming and classified loans, the provisions for loan losses declined compared to the previous year due primarily to slower loan growth during the year ended December 31, 2019, as discussed above.

Noninterest Income

Noninterest income increased by $544 thousand to $4.7 million for the year ended December 31, 2019 from $4.1 million for the year ended December 31, 2018.

The following table presents the major components of our noninterest income:

	For the Years Ended December 31,
(Dollars in thousands)	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
Gain on sale of loans	$607	$140	$467	333.6%
FHLB dividends	2,163	2,735	(572)	(20.9)%
Fee income	674	764	(90)	(11.8)%
Other	1,231	492	739	150.2%
Total noninterest income	$4,675	$4,131	$544	13.2%
The increase in noninterest income for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to an increase in gains on sale of loans of $467 thousand, a non-recurring equipment recovery of $384 thousand recognized during the current year and an increase in the fair value of equity securities of $344 thousand, partially offset by a $484 thousand special FHLB dividend received during the prior year.

Noninterest Expense

Noninterest expense decreased $319 thousand, or 0.5%, to $62.4 million for the year ended December 31, 2019 from $62.7 million for 2018.

The following table presents the components of our noninterest expense for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
(Dollars in thousands)	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$37,228	$38,860	$(1,632)	(4.2)%
Deposit insurance premium	545	1,892	(1,347)	(71.2)%
Professional and regulatory fees	1,984	2,037	(53)	(2.6)%
Occupancy	5,688	5,349	339	6.3%
Depreciation and amortization	2,618	2,813	(195)	(6.9)%
Data processing	3,738	3,315	423	12.8%
Marketing	5,053	3,497	1,556	44.5%
Other expenses	5,514	4,924	590	12.0%
Total noninterest expense	$62,368	$62,687	$(319)	(0.5)%

The decrease in noninterest expense during the year ended December 31, 2019 as compared to the prior year was primarily attributed to a $2.3 million decline in compensation and consulting costs incurred last year in connection with the CEO transition plan and a $1.3 million decline in federal deposit insurance premium assessments due to the full utilization of our Small Bank Assessment Credit during the current year. These items were partially offset by an increase of $1.6 million in marketing expenses incurred due to costs associated with deposit gathering efforts and a $1.1 million write-off of unamortized leasehold improvements related to the current year relocation of our San Rafael branch and Manhattan Beach office space recognized in Other expenses above.

Income Tax Expense

For the year ended December 31, 2019, we recorded income tax expense of $20.6 million as compared to income tax expense of $17.9 million for the prior year with effective tax rates of 29.7% and 28.4%, respectively. The variance in effective rates was primarily due to the vesting and settlement of stock awards and non-deductible executive compensation recorded during the year ended December 31, 2019, as well as tax benefits recognized during the previous year related to true-ups in connection with the filing our 2017 tax returns.

Financial Condition - As of December 31, 2019 and 2018

Total assets at December 31, 2019 were $7.0 billion, an increase of $108.6 million, or 1.6%, from December 31, 2018. The increase was primarily due to a $100.3 million, or 1.6%, increase in loans held for investment. Absent loan sales of $68.3 million during the current year, loan growth would have been $168.6 million, or 2.8%. Total liabilities increased from the prior year by $75.3 million, or 1.2%, to $6.4 billion at December 31, 2019. The increase in total liabilities was primarily attributable to growth in our deposits of $233.7 million, or 4.7%, partially offset by a decrease in FHLB advances of $164.4 million, or 14.4%, compared to December 31, 2018.

Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of December 31, 2019 and 2018, our total loans held for investment were $6.2 billion and $6.1 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Real estate loans held for investment
Multifamily residential	$3,962,929	64.1%	$3,650,967	60.1%	$2,887,438	57.7%	$2,600,262	59.0%	$2,295,697	60.1%
Single family residential	1,993,484	32.3%	2,231,802	36.7%	1,957,546	39.2%	1,711,818	38.9%	1,449,993	37.9%
Commercial real estate	202,452	3.3%	183,559	3.0%	112,492	2.3%	59,611	1.4%	55,217	1.4%
Construction and land	20,565	0.3%	12,656	0.2%	41,165	0.8%	29,465	0.7%	21,421	0.6%
Non-mortgage	100	—%	100	—%	50	—%	50	—%	—	—%
Total loans held-for-investment before deferred items	6,179,530	100.0%	6,079,084	100.0%	4,998,691	100.0%	4,401,206	100.0%	3,822,328	100.0%
Deferred loan costs, net	51,447		51,546		42,856		38,560		33,175
Total loans held for investment	$6,230,977		$6,130,630		$5,041,547		$4,439,766		$3,855,503

Real estate loans held for sale
Single family residential	$—	—%	$—	—%	$—	—%	$34,330	100.0%	$17,952	100.0%
Deferred loan costs, net	—		—		—		680		267
Fair value adjustment - (loss) gain	—		—		—		(36)		(133)
Total loans held for sale	$—		$—		$—		$34,974		$18,086
The relative composition of the portfolio has not changed significantly over the past few years. Our primary focus remains multifamily real estate lending, which constitutes 64% and 60% of our portfolio at December 31, 2019 and 2018, respectively. Single family residential lending is our secondary lending emphasis and represents 32% and 37% of our portfolio at December 31, 2019 and 2018, respectively. Single family residential loans have decreased slightly from the prior year due to elevated prepayments attributable to customers refinancing their hybrid-ARM loans to take advantage of lower long-term interest rates.

We recognize that these two loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 562.3% and 540.0% as of December 31, 2019 and 2018, respectively. Our single family loans as a percentage of risk-based capital were 285.2% and 332.8% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At December 31,

2019, 61%, 26% and 11% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 59%, 28% and 12%, respectively, at December 31, 2018.

Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual evaluations of income property loans and semi-annual stress testing. We expect to continue modestly growing our loan portfolio.

We have a small portfolio of construction loans with commitments (funded and unfunded) totaling $39.4 million and $20.3 million at December 31, 2019 and 2018, respectively. Our construction lending typically focuses on single family residential projects with completed values of $5.0 million or less and multifamily projects with loan commitments of $15.0 million or less. We plan to continue to modestly grow this portfolio within our core markets.

The following table presents the activity in our loan portfolio for the periods shown:

	For the Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Loan Inflows:
Multifamily residential	$891,116	$1,119,617	$1,302,896	$1,050,006	$815,250
Single family residential	591,177	828,907	726,485	782,585	641,632
Commercial real estate	38,088	84,808	63,893	32,021	5,760
Construction and land	33,618	14,505	29,010	41,091	35,884
Non-mortgage	—	50	—	50	—
Mortgage banking originations	—	—	18,041	167,814	133,125
Purchases	10,052	—	—	—	—
Total loans originated	1,564,051	2,047,887	2,140,325	2,073,567	1,631,651

Loan Outflows:
Loan principal reductions and payoffs	(1,376,413)	(956,578)	(909,387)	(977,339)	(1,009,407)
Portfolio loan sales	(68,325)	(19,603)	(652,705)	(315,918)	(98,692)
Mortgage banking loan sales	—	—	(25,187)	(176,678)	(120,004)
Other (1)	(18,966)	17,377	10,109	(8,376)	(13,386)
Total loan outflows	(1,463,704)	(958,804)	(1,577,170)	(1,478,311)	(1,241,489)
Net increase in total loan portfolio	$100,347	$1,089,083	$563,155	$595,256	$390,162

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loans costs, fair value adjustments and to the extent applicable, may include foreclosures, charge-offs and negative amortization.

Our loan portfolio increased by $100.3 million during 2019 as compared to a $1.1 billion increase during the prior year. The decline in the growth of our loan portfolio was primarily due to a decrease of $493.9 million in new loan volume and an increase of $419.8 million in loan principal reductions and payoffs. Total loan origination volume declined during 2019 largely due to borrowers foregoing hybrid loans to take advantage of lower long-term interest rates. Loan origination volumes were further impacted by a more disciplined approach to our loan pricing and a tightening of our credit standards compared to previous years. In addition, we have seen the return of a healthy non-qualified mortgage securitization market creating greater competition for single family residential loans. Loan curtailments increased duing the current year as compared to 2018 primarily as a result of refinancing activity. During 2019, long-term Treasury rates, which are correlated to lending rates, declined significantly allowing borrowers the opportunity to lock in less expensive borrowing costs. Loan prepayment speeds were 18.87% and 14.26% during the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, portfolio loan sales primarily consisted of CRA qualified single family residential mortgages with elevated loan-to-values. These strategic sales reduced both our interest rate risk and credit risk. During 2017, we closed a securitization transaction resulting in the sale of $626.1 million of multifamily loans. The primary purpose of this transaction was to enable us to redeploy capital and funding to support higher-yielding assets while also reducing our reliance on wholesale funding, improving liquidity measures and reducing our concentration of multifamily loans. Portfolio loan sales in 2016 and 2015 were primarily targeted to reducing loan concentrations and generally consisted of multifamily residential loans. Mortgage banking loans sales primarily consisted of single family residential loans and were sold through our retail mortgage banking division, which was closed during the first quarter of 2017.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At December 31, 2019, our multifamily real estate portfolio had an average loan balance of $1.6 million, an average unit count of 15.2 units, a weighted average loan to value of 56.9% and a weighted average debt service coverage ratio of 1.49, as compared to an average loan balance of $1.6 million, an average unit count of 15.9 units, a weighted average loan to value of 57.1% and a weighted average debt service coverage ratio of 1.53 at December 31, 2018.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide refinancings. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At December 31, 2019, our single family residential real estate portfolio had an average loan balance of $905 thousand, a weighted average loan to value of 64.6% and a weighted average credit score at origination/refreshed of 750. At December 31, 2018, our single family residential real estate portfolio had an average loan balance of $889 thousand, a weighted average loan to value of 65.2% and a weighted average credit score at origination/refreshed of 751.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on nonresidential commercial real estate. Our commercial real estate loans are generally used to finance the purchase of established multi-tenant industrial, office and retail sites. At December 31, 2019, our commercial real estate portfolio had an average loan balance of $2.1 million, a weighted average loan to value of 55.9% and a weighted average debt service coverage ratio of 1.57, as compared to an average loan balance of $2.1 million, a weighted average loan to value of 57.0% and a weighted average debt service coverage ratio of 1.55 at December 31, 2018. We intend to continue to emphasize this product through marketing and cross-selling efforts; however, we do not anticipate that the composition of our loan portfolio will materially change as a result of these efforts.

Other. Other categories of loans included in our portfolio include construction loans and non-mortgage loans. Construction loans currently consist primarily of single family construction projects. The non-mortgage loans in our portfolio were provided in support of community investment efforts.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
As of December 31, 2019:
Loans
Real estate mortgage loans:
Multifamily residential	$—	$1,498	$3,961,431	$3,962,929
Single family residential	1,445	1,403	1,990,636	1,993,484
Commercial real estate	58	1,640	200,754	202,452
Construction and land	15,884	4,681	—	20,565
Non-mortgage	—	—	100	100
Total loans	$17,387	$9,222	$6,152,921	$6,179,530

Fixed interest rates	$—	$352	$29,828	$30,180
Floating or adjustable rates	17,387	8,870	6,123,093	6,149,350
Total loans	$17,387	$9,222	$6,152,921	$6,179,530
As of December 31, 2018:
Loans
Real estate mortgage loans:
Multifamily residential	$31	$1,387	$3,649,549	$3,650,967
Single family residential	1,434	1,029	2,229,339	2,231,802
Commercial real estate	893	553	182,113	183,559
Construction and land	5,932	2,585	4,139	12,656
Non-mortgage	—	—	100	100
Total loans	$8,290	$5,554	$6,065,240	$6,079,084

Fixed interest rates	$—	$458	$59,736	$60,194
Floating or adjustable rates	8,290	5,096	6,005,504	6,018,890
Total loans	$8,290	$5,554	$6,065,240	$6,079,084

Our fixed interest rate loans are primarily secured by single family residential properties in conjunction with our efforts to provide affordable housing to low-to-moderate income individuals. Our floating/adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of 3 to 10 years and then convert to quarterly or semi-annual adjustments thereafter. As of December 31, 2019 and 2018, $3.9 billion and $3.6 billion, respectively, of our floating/adjustable rate loans were at their floor rates. The weighted average minimum interest rate on these loans was 4.14% and 4.05% at December 31, 2019 and 2018, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.5 billion and $5.4 billion at December 31, 2019 and 2018, respectively. These loans had a weighted average term to first repricing date of 3.42 years and 3.79 years at December 31, 2019 and 2018, respectively.

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

We believe our practices facilitate the early detection and remediation of problems within our loan portfolio. Assigned risk ratings, as well as the evaluation of other credit metrics, are an integral part of management assessing the adequacy of our allowance for loan losses. We periodically employ the use of an outside independent consulting firm to evaluate our underwriting and risk assessment process. Like other financial institutions, we are subject to the risk that our loan portfolio will be exposed to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

	As of December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Non-accrual loans
Multifamily residential portfolio	$541	$564	$2,250	$1,054	$1,155
Single family residential portfolio	5,792	1,448	4,016	421	1,330
Commercial real estate	—	—	656	1,185	3,936
Construction and land	—	—	—	—	—
Non-mortgage	—	—	—	—	—
Total non-accrual loans	6,333	2,012	6,922	2,660	6,421
Real estate owned	—	—	—	—	—
Total nonperforming assets	$6,333	$2,012	$6,922	$2,660	$6,421
Performing troubled debt restructurings	$1,305	$4,434	$4,857	$6,352	$10,178
Allowance for loan losses to period end nonperforming loans	568.47%	1705.47%	437.91%	1251.80%	708.75%
Nonperforming loans to period end loans	0.10%	0.03%	0.14%	0.06%	0.17%
Nonperforming assets to total assets	0.09%	0.03%	0.12%	0.05%	0.15%
Nonperforming loans plus performing TDRs to total loans	0.12%	0.11%	0.23%	0.20%	0.43%

When assessing whether a loan should be placed on non-accrual status because contractual payments appear doubtful, consideration is given to information we collect from third parties and our borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.

For the year ended December 31, 2019, $102 thousand in interest income was recognized on non-accrual loans subsequent to their classification as non-accrual. For the year ended December 31, 2018, no interest income was recognized on non-accrual loans. For the years ended December 31, 2019 and 2018, the Company recorded $162 thousand and $196 thousand, respectively, of interest income related to performing TDR loans. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $302 thousand and $230 thousand for the years ended December 31, 2019 and 2018, respectively.

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

•
Loss: Assets are considered uncollectible and of such little value that its continuance as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off a basically worthless asset (or portion thereof) even though partial recovery may be achieved in the future.

The banking industry defines loans graded Special Mention or higher risk as ‘‘criticized’’ and loans graded Substandard or greater risk as ‘‘classified’’ loans. The following table shows our level of criticized and classified loans as of the periods indicated:

(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total Criticized	Total Classified
As of December 31, 2019:
Multifamily residential	$19,708	$1,700	$—	$—	$21,408	$1,700
Single family residential	13,635	8,808	1,600	—	24,043	10,408
Commercial real estate	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$33,343	$10,508	$1,600	$—	$45,451	$12,108
Classified loans to period end loans						0.20%
As of December 31, 2018:
Multifamily residential	$2,631	$1,937	$—	$—	$4,568	$1,937
Single family residential	380	5,532	—	—	5,912	5,532
Commercial real estate	1,489	—	—	—	1,489	—
Construction and land	2,537	—	—	—	2,537	—
Non-mortgage	—	—	—	—	—	—
Total	$7,037	$7,469	$—	$—	$14,506	$7,469
Classified loans to period end loans						0.12%
As of December 31, 2017:
Multifamily residential	$6,621	$7,799	$—	$—	$14,420	$7,799
Single family residential	9,106	4,276	—	—	13,382	4,276
Commercial real estate	—	1,638	—	—	1,638	1,638
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$15,727	$13,713	$—	$—	$29,440	$13,713
Classified loans to period end loans						0.27%
As of December 31, 2016:
Multifamily residential	$4,698	$11,120	$—	$—	$15,818	$11,120
Single family residential	420	5,871	—	—	6,291	5,871
Commercial real estate	—	4,324	—	—	4,324	4,324
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$5,118	$21,315	$—	$—	$26,433	$21,315
Classified loans to period end loans						0.48%
As of December 31, 2015:
Multifamily residential	$33,299	$16,777	$—	$—	$50,076	$16,777
Single family residential	4,500	5,561	—	—	10,061	5,561
Commercial real estate	6,697	7,597	—	—	14,294	7,597
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$44,496	$29,935	$—	$—	$74,431	$29,935
Classified loans to period end loans						0.78%

Potential problem loans represent loans that are currently performing but as to which there is information known to us about possible credit problems that may result in disclosure of such loans as nonperforming at some time in the future. We define ‘‘potential problem loans’’ as loans with a risk rating of ‘‘Substandard’’, ‘‘Doubtful’’ or ‘‘Loss’’ that are not included in the amounts of non-accrual or restructured loans. As we cannot predict all circumstances that may cause our borrowers to default, there can be no assurance that these loans will not be placed on non-accrual status or become restructured. At December 31, 2019 and 2018, we have identified potential problem loans totaling $5.8 million and $5.4 million, respectively, that were all classified as ‘‘Substandard’’.

Allowance for loan losses. Our allowance for loan losses is maintained at a level management believes is adequate to account for probable incurred credit losses in the loan portfolio as of the reporting date. We determine the allowance based on a quarterly evaluation of risk. That evaluation gives consideration to the nature of the loan portfolio, historical loss experience, known and inherent risks in the portfolio, the estimated value of any underlying collateral, adverse situations that may affect a borrower’s ability to repay, current economic and environmental conditions and risk assessments assigned to each loan as a result of our ongoing reviews of the loan portfolio. This process involves a considerable degree of judgment and subjectivity. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

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

	As of December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category
Multifamily residential	$23,372	64.1%	$21,326	60.1%	$18,588	57.7%	$18,478	59.0%	$29,683	60.1%
Single family residential	10,076	32.3%	10,125	36.7%	9,044	39.2%	11,559	38.9%	13,261	37.9%
Commercial real estate	2,341	3.3%	2,441	3.0%	1,734	2.3%	1,823	1.4%	2,320	1.4%
Construction and land	192	0.3%	402	0.2%	936	0.8%	1,428	0.7%	245	0.6%
Non-mortgage	20	—%	20	—%	10	—%	10	—%	—	—%
Total	$36,001	100.0%	$34,314	100.0%	$30,312	100.0%	$33,298	100.0%	$45,509	100.0%

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses at beginning of period	$34,314	$30,312	$33,298	$45,509	$52,508
Charge-offs:
Single family residential	—	—	(5)	—	(1)
Commercial real estate	—	—	—	(90)	(150)
Total charge-offs	—	—	(5)	(90)	(151)
Recoveries:
Single family residential	12	12	12	12	23
Commercial real estate	—	90	—	—	150
Construction and land	425	300	379	570	120
Total recoveries	437	402	391	582	293
Net recoveries	437	402	386	492	142
Provision for (reversal of) loan losses	1,250	3,600	(3,372)	(12,703)	(7,141)
Allowance for loan losses at period end	$36,001	$34,314	$30,312	$33,298	$45,509
Allowance for loan losses to period end loans held-for-investment	0.58%	0.56%	0.60%	0.75%	1.18%
Annualized net recoveries to average loans	0.01%	0.01%	0.01%	0.01%	0.00%

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

The following table presents the book value of our investment portfolio as of the dates indicated:

	As of		As of
	December 31, 2019		December 31, 2018
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities (at fair value):
Government and Government Sponsored Entities:
Residential mortgage backed securities ('MBS") and collateralized mortgage obligations ("CMOs")	$145,192	22.44%	$192,113	30.41%
Commercial MBS and CMOs	356,169	55.05%	292,951	46.37%
Agency bonds	123,713	19.12%	122,488	19.39%
U.S. Treasury	—	—%	976	0.15%
Total available for sale debt securities	625,074	96.61%	608,528	96.32%
Held to maturity (at amortized cost):
Government Sponsored Entities:
Residential MBS	10,087	1.56%	11,593	1.83%
Other investments	83	0.01%	267	0.04%
Total held to maturity debt securities	10,170	1.57%	11,860	1.87%
Equity securities (at fair value)	11,782	1.82%	11,438	1.81%
Total investment securities	$647,026	100.00%	$631,826	100.00%

The following table presents the book value of our investment portfolio by their stated maturities, as well as the weighted average yields for each maturity range at December 31, 2019:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Equity securities		Total
(Dollars in thousands)	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield
Available for sale:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$927	2.16%	$28	2.97%	$650	2.29%	$143,587	2.71%	$—	—%	$145,192	2.70%
Commercial MBS and CMOs	—	—%	—	—%	86,342	2.22%	269,827	2.71%	—	—%	356,169	2.59%
Agency bonds	29,986	1.46%	77,106	1.57%	4,104	2.50%	12,517	2.50%	—	—%	123,713	1.67%

Held to maturity:
Government Sponsored Entities:
Residential MBS	—	—%	—	—%		—%	10,087	3.47%	—	—%	10,087	3.47%
Other investments	—	—%	—	—%	83	3.88%	—	—%	—	—%	83	3.88%

Equity Securities	—	—%	—	—%	—	—%	—	—%	11,782	2.29%	11,782	2.29%

Total	$30,913	1.48%	$77,134	1.57%	$91,179	2.23%	$436,018	2.72%	$11,782	2.29%	$647,026	2.45%

The following table presents the fair value of our securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2019
Available for sale (at fair value):
Government and Government Sponsored Entities:
Residential MBS and CMOs	$145,333	$340	$(481)	$145,192
Commercial MBS and CMOs	353,727	3,267	(825)	356,169
Agency bonds	123,977	59	(323)	123,713
Total available for sale	623,037	3,666	(1,629)	625,074
Held to maturity (at amortized cost):
Government Sponsored Entities:
Residential MBS	10,087	205	(26)	10,266
Other investments	83	—	—	83
Total held to maturity	10,170	205	(26)	10,349
Equity securities (at fair value)	11,782	—	—	11,782
Total investment securities	$644,989	$3,871	$(1,655)	$647,205
As of December 31, 2018
Available for sale (at fair value):
Government and Government Sponsored Entities:
Residential MBS and CMOs	$194,297	$339	$(2,523)	$192,113
Commercial MBS and CMOs	294,276	979	(2,304)	292,951
Agency bonds	125,329	7	(2,848)	122,488
U.S. Treasury	1,008	—	(32)	976
Total available for sale	614,910	1,325	(7,707)	608,528
Held to maturity (at amortized cost):
Government Sponsored Entities:
Residential MBS	11,593	27	(262)	11,358
Other investments	267	—	—	267
Total held to maturity	11,860	27	(262)	11,625
Equity securities (at fair value)	12,000	—	(562)	11,438
Total investment securities	$638,770	$1,352	$(8,531)	$631,591

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

At December 31, 2019, there was no issuer, other than U.S. government agencies, where the aggregate book value or market value of such issuer’s securities held by the Company exceeded 10% of our stockholders’ equity. At December 31, 2019 and 2018, the average estimated remaining life of our available for sale investment portfolio was 5.25 and 5.30 years, respectively.

Liabilities

Total liabilities increased $75.3 million, or 1.2%, and were $6.4 billion at both December 31, 2019 and 2018. The increase in total liabilities was primarily attributable to growth in our deposits of $233.7 million, or 4.7%, partially offset by a decrease in FHLB advances of $164.4 million, or 14.4%, compared to December 31, 2018.

Deposits

Representing 81.4% of our total liabilities as of December 31, 2019, deposits are our primary source of funding for our business operations. We have historically maintained and grown our deposit customer base in various rate environments based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure, "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations and transactional deposits. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits from deposit brokers.

Total deposits increased by $233.7 million, or 4.7%, to $5.2 billion at December 31, 2019 from $5.0 billion at December 31, 2018. Retail deposits increased $285.2 million, while wholesale deposits decreased $51.5 million. We intentionally permitted wholesale deposits to decline during the current year as we removed excess liquidity from our balance sheet. Time deposits represent 67.4% and 65.9% of total deposits at December 31, 2019 and 2018, respectively. We consider approximately 72% of our retail deposits at December 31, 2019 to be core deposits based on our internal methodology, which gives consideration to the tenure of customer relationships, product penetration and the relative cost of the deposit accounts.

Our loan to deposit ratio was 119% and 123% at December 31, 2019 and 2018, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$41,821	—%	0.8%	$51,152	—%	1.1%
Interest-bearing transaction accounts	210,743	1.26%	4.1%	176,725	0.86%	3.9%
Money market demand accounts	1,402,608	1.28%	27.0%	1,464,952	1.01%	32.1%
Time deposits	3,538,223	2.35%	68.1%	2,863,852	1.81%	62.9%
Total	$5,193,395	2.00%	100.0%	$4,556,681	1.51%	100.0%

The following table sets forth the maturity of time deposits as of December 31, 2019:

(Dollars in thousands, except for column headings)	Under $100,000	$100,000 and greater
Remaining maturity:
Three months or less	$552,557	$691,217
Over three through six months	173,290	984,998
Over six through twelve months	106,710	583,988
Over twelve months	69,019	364,909
Total	$901,576	$2,625,112
Percent of total deposits	17.22%	50.15%

The Company had time deposits that met or exceeded the FDIC Insurance limit of $250 thousand of $1.4 billion and $1.2 billion at December 31, 2019 and 2018, respectively. At the same dates, the Company had $416.0 million and $467.5 million, respectively, of brokered deposits.

FHLB Advances and Other Borrowings

In addition to deposits, we utilize collateralized FHLB borrowings to fund our loan growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances decreased $164.4 million, or 14.4%, to $978.7 million at December 31, 2019 compared to $1.1 billion at December 31, 2018. At both December 31, 2019 and 2018, the Bank had FHLB letters of credit outstanding totaling $62.6 million related to a reimbursement obligation to Freddie Mac in connection with the Bank's multifamily securitization transaction. Refer above to "Factors Affecting Comparability of Financial Results - Multifamily Securitization Transaction" for additional information regarding the securitization.

Historically, we have utilized other instruments such as trust preferred securities and senior debt at the bank holding company level as a source of capital for our Bank to support asset growth. We have established two trusts (the "Trusts") of which we own all the common securities, that have issued trust preferred securities ("Trust Securities"), to investors in private placement transactions. The proceeds of the securities qualify as Tier 1 capital under the final Dodd Frank regulations for community banks with total assets less than $15 billion. In accordance with GAAP, the Trusts are not consolidated in our consolidated statements of financial condition but rather the common securities are included in our other assets and the junior subordinated debentures ("Notes") issued to the Trusts are shown as a liability. The following table is a summary of our outstanding Trust Securities and related Notes as of the dates indicated (dollars in thousands):

	December 31, 2019		December 31, 2018		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	3.27%	$41,238	4.17%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	3.51%	$20,619	4.41%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%

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

The following table presents information regarding our FHLB advances and other borrowings as of and for the periods indicated:

	As of and for the Years Ended December 31,
(Dollars in thousands)	2019	2018
FHLB advances
Average amount outstanding during the period	$1,056,557	$1,069,216
Maximum amount outstanding at any month-end during the period	1,186,827	1,366,851
Balance outstanding at end of period	978,702	1,143,132
Weighted average maturity (in years)	2.3	2.2
Weighted average interest rate at end of period	2.30%	2.37%
Weighted average interest rate during the period	2.36%	2.18%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857
Weighted average maturity (in years)	17.0	18.1
Weighted average interest rate at end of period	3.35%	4.25%
Weighted average interest rate during the period	3.96%	3.66%

Senior unsecured term notes
Balance outstanding at end of period	$94,416	$94,293
Weighted average maturity (in years)	4.8	5.8
Weighted average interest rate at end of period	6.68%	6.69%
Weighted average interest rate during the period	6.68%	6.69%

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

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of the dates indicated:

	As of and for the Years Ended December 31,
(Dollars in thousands)	2019	2018
Outstanding at period end	$1,500	$166,000
Average amount outstanding	51,800	221,135
Maximum amount outstanding at any month end	209,700	495,700
Weighted average interest rate:
During period	2.52%	1.76%
End of period	1.66%	2.57%

Stockholders’ Equity

Stockholders’ equity totaled $614.5 million and $581.1 million at December 31, 2019 and 2018, respectively. The $33.3 million, or 5.7%, increase in stockholders' equity is primarily related to net income of $48.9 million and increases in unrealized gains, net of taxes, of $6.1 million, less dividends paid of $13.1 million and stock repurchases of $8.8 million during the year ended December 31, 2019.

During the year ended December 31, 2019, the Company repurchased 870,701 shares, in connection with its stock repurchase program at an average price of $10.10 per share and a total cost of $8.8 million.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated statements of financial condition in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business including commitments to fund new loans and undisbursed construction funds, as well as certain guarantees and derivative transactions.

Loan commitments represent contractual cash requirements to a borrower although, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts, shown below, do not necessarily represent future cash obligations. The following is a summary of our off-balance sheet commitments outstanding as of the dates presented.

	December 31,
(Dollars in thousands)	2019	2018
Commitments to fund loans held for investment	$103,227	$70,858

In connection with our Freddie Mac multifamily loan securitization in 2017, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $1.0 million and $1.4 million as of December 31, 2019 and 2018, respectively, which is included in other liabilities and accrued expenses on the consolidated statements of financial condition. Please refer above to "Factors Affecting Comparability of Financial Results - Multifamily Securitization Transaction" for additional information regarding the securitization.

During the year ended December 31, 2019, we entered into two, two-year swap agreements with an aggregate notional amount of $1.0 billion to hedge the interest rate risk related to certain hybrid multifamily loans which are currently in their fixed rate period. The swaps involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amounts.

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

Contractual Obligations

The following table presents, as of December 31, 2019, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part II, Item 8. "Financial Statements and Supplementary Data", Note 19. ‘‘Commitments and Contingencies,’’ in the notes to our consolidated financial statements.

		Payments Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$3,526,688	$3,092,760	$429,041	$4,887	$—
FHLB advances (1)	978,702	51,500	525,700	400,750	752
Senior debt (1)	95,000	—	—	95,000	—
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases	18,495	4,442	7,911	3,531	2,611
Significant contract (2)	2,461	1,802	659	—	—
Total	$4,683,203	$3,150,504	$963,311	$504,168	$65,220

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

Our total deposits at December 31, 2019 and 2018 were $5.2 billion and $5.0 billion, respectively. Based on the values of loans pledged as collateral and our $978.7 million of FHLB advances outstanding, we had $878.2 million of additional borrowing capacity with the FHLB at December 31, 2019. Based on the values of loans pledged as collateral, we had $181.4 million of borrowing capacity with the FRB at December 31, 2019. There were no outstanding advances with the FRB at December 31, 2019. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at December 31, 2019, none of which was advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Cash balances at correspondent banks, including amounts at the FRB, totaled $88.6 million at December 31, 2019.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of December 31, 2019 and 2018, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At December 31, 2019, the capital conservation buffer was 2.5%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of December 31, 2019
Tier 1 Leverage Ratio	$671,580	9.47%	$283,631	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	609,723	15.46%	177,523	4.50%	$276,147	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	671,580	17.02%	236,697	6.00%	335,321	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	708,847	17.97%	315,596	8.00%	414,220	10.50%	N/A	N/A
As of December 31, 2018
Tier 1 Leverage Ratio	$644,344	9.42%	$273,544	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	582,487	14.74%	177,873	4.50%	$251,986	6.38%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	644,344	16.30%	237,164	6.00%	311,277	7.88%	N/A	N/A
Total Risk-Based Capital Ratio	679,841	17.20%	316,218	8.00%	390,332	9.88%	N/A	N/A
Luther Burbank Savings
As of December 31, 2019
Tier 1 Leverage Ratio	$748,916	10.57%	$283,542	4.00%	N/A	N/A	$354,428	5.00%
Common Equity Tier 1 Risk-Based Ratio	748,916	18.99%	177,437	4.50%	$276,012	7.00%	256,297	6.50%
Tier 1 Risk-Based Capital Ratio	748,916	18.99%	236,582	6.00%	335,158	8.50%	315,443	8.00%
Total Risk-Based Capital Ratio	786,183	19.94%	315,443	8.00%	414,019	10.50%	394,303	10.00%
As of December 31, 2018
Tier 1 Leverage Ratio	$728,414	10.65%	$273,469	4.00%	N/A	N/A	$341,836	5.00%
Common Equity Tier 1 Risk-Based Ratio	728,414	18.43%	177,820	4.50%	$251,912	6.38%	256,851	6.50%
Tier 1 Risk-Based Capital Ratio	728,414	18.43%	237,094	6.00%	311,185	7.88%	316,125	8.00%
Total Risk-Based Capital Ratio	763,911	19.33%	316,125	8.00%	390,217	9.88%	395,156	10.00%

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
Our earnings are a function of collecting both a credit risk premium on our loans and an interest rate risk premium on our balance sheet position. The purpose of these premiums being to diversify our earnings position with both credit risk and interest rate risk, which tend to be negatively correlated historically for the Bank. During weak economic times, such as the financial crisis of 2007-2008, our loan losses are higher than normal, but the Federal Reserve will generally reduce short-term interest rates in an attempt to stimulate the economy and add liquidity. As a result, our interest rate spread will generally increase during those periods. During strong economic times, when the Federal Reserve raises short-term interest rates to dampen economic activity, the Bank’s interest rate spread decreases. These periods have historically been indicative of inflation and real property value increases. As such, the decrease in net interest income is typically somewhat offset by declining loan losses in our loan portfolio. There is no guarantee, however, that the past countercyclical nature of our loan losses and our net interest spread declines will continue in the future.
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at December 31, 2019. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
December 31, 2019
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(19.1)	(13.3)%
+300 BP	(11.9)	(8.3)%
+200 BP	(6.2)	(4.3)%
+100 BP	(2.5)	(1.7)%
-100 BP	1.6	1.1%
-200 BP	1.5	1.0%
The NII at Risk reported at December 31, 2019 reflects that our earnings are in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. All NII stress tests measures were within our board established limits. During the year ended December 31, 2019, our NII at Risk declined due to the current interest rate environment, as well as our interest rate swaps and the extension in the duration of our FHLB borrowings.
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

Interest Rate Risk to Capital (EVE)
December 31, 2019
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(182.1)	(25.9)%
+300 BP	(108.8)	(15.5)%
+200 BP	(55.4)	(7.9)%
+100 BP	(21.0)	(3.0)%
-100 BP	28.0	4.0%
-200 BP	55.9	8.0%
The EVE at Risk reported at December 31, 2019 reflects that our market value of capital is in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. All EVE stress tests measures were within our board established limits. During the year ended December 31, 2019, our EVE at Risk declined due to the current interest rate environment, as well as our interest rate swaps and the extension in the duration of our FHLB borrowings.
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

We typically utilize FHLB advances with embedded interest rate caps to hedge our liability sensitive interest rate risk position. The interest rate caps embedded in FHLB advances do not qualify as derivative contracts. The cost of these contracts is inseparable from the cost of the advances and, as such, is included in interest expense in our consolidated statements of income. In addition, during 2019, we entered into two, two-year interest rate swaps with a total notional amount of $1.0 billion to hedge the interest rate risk related to certain hybrid multifamily loans which are currently in their fixed rate period. The swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income for loans in our consolidated statements of income. During the year ended December 31, 2019, the Company recognized interest income of $2.1 million in connection with the swaps.
The following table summarizes FHLB borrowings with embedded caps and the derivative instruments utilized by us as interest rate risk hedge positions as of December 31, 2019:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
FHLB fixed rate advance	With embedded cap	2	$50,000	$—	$—
FHLB fixed rate advance	With embedded cap	14	100,000	—	—
FHLB fixed rate advance	With embedded cap	14	50,000	—	—
Interest rate swap	Fair value hedge	18	500,000	—	748
Interest rate swap	Fair value hedge	20	500,000	1,243	—
			$1,200,000	$1,243	$748
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

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Luther Burbank Corporation and Subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP
Sacramento, California
March 11, 2020

We have served as the Company's auditor since 2011.

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	December 31, 2019	December 31, 2018
ASSETS

Cash and cash equivalents	$88,565	$91,697
Available for sale debt securities, at fair value	625,074	608,528
Held to maturity debt securities, at amortized cost (fair value of $10,349 and $11,625 at December 31, 2019 and 2018, respectively)	10,170	11,860
Equity securities, at fair value	11,782	11,438
Loans receivable, net of allowance for loan losses of $36,001 and $34,314 at December 31, 2019 and 2018, respectively	6,194,976	6,096,316
Accrued interest receivable	20,814	20,220
Federal Home Loan Bank ("FHLB") stock, at cost	30,342	31,823
Premises and equipment, net	19,504	20,981
Goodwill	3,297	3,297
Prepaid expenses and other assets	41,304	41,052
Total assets	$7,045,828	$6,937,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,234,717	$5,001,040
FHLB advances	978,702	1,143,132
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $584 and $707 at December 31, 2019 and 2018, respectively)	94,416	94,293
Accrued interest payable	2,901	4,307
Other liabilities and accrued expenses	58,771	51,438
Total liabilities	6,431,364	6,356,067

Commitments and contingencies (Note 19)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, no par value; 100,000,000 shares authorized; 55,999,754 and 56,379,066 shares issued and outstanding at December 31, 2019 and 2018, respectively	447,784	456,378
Retained earnings	165,236	129,806
Accumulated other comprehensive income (loss), net of taxes	1,444	(5,039)
Total stockholders' equity	614,464	581,145
Total liabilities and stockholders' equity	$7,045,828	$6,937,212

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018
Interest and fee income:
Loans	$249,530	$211,835
Investment securities	15,461	12,430
Cash and cash equivalents	2,151	1,792
Total interest and fee income	267,142	226,057
Interest expense:
Deposits	105,092	69,112
FHLB advances	24,896	23,285
Junior subordinated deferrable interest debentures	2,447	2,266
Senior debt	6,300	6,307
Total interest expense	138,735	100,970
Net interest income before provision for loan losses	128,407	125,087
Provision for loan losses	1,250	3,600
Net interest income after provision for loan losses	127,157	121,487
Noninterest income:
Gain on sale of loans	607	140
FHLB dividends	2,163	2,735
Other income	1,905	1,256
Total noninterest income	4,675	4,131
Noninterest expense:
Compensation and related benefits	37,228	38,860
Deposit insurance premium	545	1,892
Professional and regulatory fees	1,984	2,037
Occupancy	5,688	5,349
Depreciation and amortization	2,618	2,813
Data processing	3,738	3,315
Marketing	5,053	3,497
Other expenses	5,514	4,924
Total noninterest expense	62,368	62,687
Income before provision for income taxes	69,464	62,931
Provision for income taxes	20,603	17,871
Net income	$48,861	$45,060

Basic earnings per common share	$0.87	$0.80
Diluted earnings per common share	$0.87	$0.79
Dividends per common share	$0.23	$0.28

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2019	2018
Net income	$48,861	$45,060
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities:
Unrealized holding gain (loss) arising during the period	8,419	(336)
Tax effect	(2,439)	86
Net of tax	5,980	(250)
Unrealized gain on cash flow hedge:
Unrealized holding gain arising during the period	147	649
Tax effect	(43)	(187)
Net of tax	104	462
Total other comprehensive income	6,084	212
Comprehensive income	$54,945	$45,272
See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive (Loss) Income (Net of Taxes)		Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities	Cash Flow Hedge
	Shares	Amount
Balance, December 31, 2017	56,422,662	$454,287	$102,459	$(6,214)	$(787)	$549,745
Comprehensive income:
Net income	—	—	45,060	—	—	45,060
Other comprehensive (loss) income	—	—	—	(250)	462	212
Reclassification of prior year tax benefit related to re-measuring deferred taxes on items recorded to other comprehensive income	—	—	(1,750)	1,529	221	—
Issuance of restricted stock awards	131,140	—	—	—	—	—
Settled restricted stock units	99,533	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(77,568)	(769)	—	—	—	(769)
Restricted stock forfeitures	(23,401)	(42)	2	—	—	(40)
Stock based compensation expense	—	4,397	—	—	—	4,397
Shares repurchased	(173,300)	(1,495)	—	—	—	(1,495)
Cash dividends ($0.28 per share)	—	—	(15,965)	—	—	(15,965)
Balance, December 31, 2018	56,379,066	456,378	129,806	(4,935)	(104)	581,145
Comprehensive income:
Net income	—	—	48,861	—	—	48,861
Other comprehensive income	—	—	—	5,980	104	6,084
Cumulative effect of change in accounting principal (1)	—	—	(399)	399	—	—
Issuance of restricted stock awards	321,784	—	—	—	—	—
Settled restricted stock units	499,707	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(257,503)	(2,796)	—	—	—	(2,796)
Restricted stock forfeitures	(72,599)	(222)	18	—	—	(204)
Stock based compensation expense	—	3,215	—	—	—	3,215
Shares repurchased	(870,701)	(8,791)	—	—	—	(8,791)
Cash dividends ($0.23 per share)	—	—	(13,050)	—	—	(13,050)
Balance, December 31, 2019	55,999,754	$447,784	$165,236	$1,444	$—	$614,464

(1) Represents the impact of adopting Accounting Standards Update ("ASU") 2016-01. See Note 1 to the consolidated financial statements for further information.

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$48,861	$45,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,618	2,813
Provision for loan losses	1,250	3,600
Amortization of deferred loan costs, net	14,556	10,218
Amortization of premiums on investment securities, net	1,582	1,870
Loss on disposition of leasehold improvements	1,120	—
Gain on sale of loans	(607)	(140)
Stock based compensation expense, net of forfeitures	2,993	4,355
Provision (benefit) for deferred income tax	1,059	(1,868)
Change in fair value of mortgage servicing rights	961	931
Change in fair value of equity securities	(344)	—
Other items, net	122	86
Effect of changes in:
Accrued interest receivable	(594)	(5,319)
Accrued interest payable	(1,406)	2,526
Prepaid expenses and other assets	(2,876)	(272)
Other liabilities and accrued expenses	5,712	(4,900)
Net cash provided by operating activities	75,007	58,960
Cash flows from investing activities:
Proceeds from maturities and paydowns of available for sale debt securities	88,454	77,785
Proceeds from maturities and paydowns of held to maturity debt securities	1,629	415
Purchases of available for sale debt securities	(99,102)	(196,648)
Purchases of held to maturity debt securities	—	(5,375)
Proceeds from sales of available for sale debt securities	1,000	—
Net increase in loans receivable	(172,725)	(1,118,502)
Proceeds from loans held for sale previously classified as portfolio loans	68,809	19,604
Purchase of loan	(10,052)	—
Redemption (purchase) of FHLB stock, net	1,481	(4,090)
Purchase of premises and equipment	(2,261)	(1,477)
Net cash used in investing activities	(122,767)	(1,228,288)
Cash flows from financing activities:
Net increase in customer deposits	233,677	1,049,802
Proceeds from long-term FHLB advances	375,100	575,000
Repayment of long-term FHLB advances	(375,030)	(175,528)
Net change in short-term FHLB advances	(164,500)	(245,600)
Shares withheld for taxes on vested restricted stock	(2,796)	(769)
Shares repurchased	(8,791)	(1,495)
Cash paid for dividends	(13,032)	(15,963)
Net cash provided by financing activities	44,628	1,185,447
(Decrease) increase in cash and cash equivalents	(3,132)	16,119
Cash and cash equivalents, beginning of period	91,697	75,578
Cash and cash equivalents, end of period	$88,565	$91,697
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$140,141	$98,444
Income taxes	$18,032	$21,565
Non-cash investing activity:
Loans transferred to held for sale	$68,325	$19,603

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In December 2019, the Bank commenced conducting its business from its new headquarters in Gardena, CA. Prior to that, the Bank conducted its business from offices in Manhattan Beach, CA. It has nine full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. Additionally, there are seven loan production offices located throughout California, as well as a loan production office in Clackamas County, Oregon.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits with other financial institutions with maturities of less than three months. Net cash flows are reported for customer loan and deposit transactions, and interest-bearing deposits in other financial institutions.

Restricted Cash Balances

Federal Reserve Bank regulations require the Company to maintain reserve balances on deposit with the Federal Reserve Bank. The amount of reserves required at the Federal Reserve Bank at December 31, 2019 and 2018 were $19.1 million and $18.6 million, respectively.

Investment Securities

The Company classifies its investment securities into three categories, available for sale, held to maturity and equity, at the time of purchase. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of applicable taxes. Investment securities held to maturity are measured at amortized cost, based on the Company’s positive intent and ability to hold such securities to maturity. Equity securities are carried at fair value, with unrealized holding gains and losses reported in other noninterest income.

Interest income includes amortization/accretion of purchase premiums/discounts. Premiums and discounts are amortized, or accreted, over the life of the related investment security as an adjustment to interest income using a method that approximates the interest method. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

An investment security is impaired when its carrying value is greater than its fair value. Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term ‘‘other than temporary’’ is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, and management does not intend to sell the security or it is more likely than not that the Company will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive (loss) income. If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

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

Impaired loans and TDRs that are solely dependent on the operation or liquidation of collateral for repayment are measured for impairment at the fair value of the collateral less estimated costs to sell. Impaired loans, including TDRs, that are not considered collateral dependent, are measured based on the present value of loan payments expected to be received discounted at the loans’ original effective contractual interest rate. If the recorded investment in the impaired loans exceeds the value of funds to be received, an allowance is established as a component of the total allowance for loan losses unless the loans are solely dependent on the collateral for repayment, in which case the amount that exceeds the fair value of the collateral is charged off.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of San Francisco ("FHLB"), the Bank is required to own capital stock in an amount specified by the level of FHLB borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as noninterest income on an accrual basis. At December 31, 2019 and 2018, the Bank owned 303,422 and 318,231 shares of $100 par value FHLB stock, respectively.

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill determined to have an indefinite useful life is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized in the amount of the excess and the carrying value of the goodwill is reduced accordingly. Goodwill is the only intangible asset with an indefinite life on the balance sheet. Based on an evaluation performed as of December 31, 2019, management determined that the implied fair value of goodwill exceeded its carrying value and no impairment was recognized.

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

Income Taxes

Income tax expense is the total of the current year income tax due and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2019 and 2018, the Company recognized no interest and penalties.

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

Comprehensive Income

Comprehensive income (loss) includes net income and other comprehensive income (loss). The only items of other comprehensive income (loss) for the Company are unrealized gains and losses on investment securities classified as available for sale, net of tax, and unrealized gains and losses on cash flow hedges, net of tax. Reclassification adjustments resulting from gains or losses on investment securities available for sale or cash flow hedges that have been realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose have been excluded from comprehensive income (loss) of the current period to avoid double counting.

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

(Dollars in thousands, except per share amounts)	Years Ended December 31,
	2019	2018
Net income	$48,861	$45,060

Weighted average basic common shares outstanding	55,974,230	56,196,648
Add: Dilutive effects of assumed vesting of restricted stock	245,662	628,754
Weighted average diluted common shares outstanding	56,219,892	56,825,402

Income per common share:
Basic EPS	$0.87	$0.80
Diluted EPS	$0.87	$0.79
Anti-dilutive shares not included in calculation of diluted earnings per share	7,850	—

Related Party Transactions

In the normal course of business, the Company may accept deposits from officers and directors, as well as companies and individuals affiliated with officers and directors of the Company. As of December 31, 2019 and 2018, there were $18.5 million and $17.0 million, respectively, of such deposits. The Company does not permit loans to officers and directors or companies and individuals affiliated with officers and directors of the Company, with the exception of overdraft protection in limited circumstances. As of December 31, 2019 and 2018, there were no such overdraft loans outstanding.
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
Adoption of New Financial Accounting Standards

FASB ASU 2014-09

In May 2014, the Financial Accounting Standards Board ("FASB") issued "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") implementing a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance does not apply to revenue associated with financial instruments, including loans and investment securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. The Company has no material sources of revenue that were impacted by this standard. The impact of the new standard was mainly limited to the timing of revenue recognition with regard to the Company's service charges on deposits accounts and gains or losses on the sale of other real estate owned. ASU 2014-09 was effective for the Company on January 1, 2019 and did not have a material effect on the Company's operating results or financial condition.

FASB ASU 2016-01

In January 2016, the FASB issued ASU 2016-01 which provided guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This update contains several provisions, including but not limited to (1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and (4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The update also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The update was effective for public business entities ("PBEs") for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As an emerging growth company, the Company was permitted to adopt this guidance on January 1, 2019 and, as a result, reclassified $399 thousand of unrealized losses on equity securities from other comprehensive income to retained earnings, net of tax. Additionally, $11.4 million of equity securities were reclassified from available for sale securities to equity securities. Subsequent changes in the unrealized gain or loss on equity securities are recorded through other noninterest income. No adjustments related to 2018 were recorded in the Company's consolidated statements of income. See Note 2 to the consolidated financial statements for further discussion.

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

These amendments are effective for PBEs that are Securities and Exchange Commission (“SEC”) filers for annual periods and interim periods within those annual periods beginning after December 15, 2019. As an emerging growth company, the Company expects to adopt this guidance on January 1, 2023 assuming the Company remains an emerging growth company through such date. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The adoption of this standard is still being evaluated by the Company as to whether or not it will have a material effect on the Company’s operating results or financial condition.

FASB ASU 2016-15

In August 2016, the FASB issued guidance related to classification of certain cash receipts and cash payments. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. For PBEs, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and must be applied using a retrospective transitional method to each period presented. As an emerging growth company, the Company adopted this guidance on December 31, 2019. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

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

FASB ASU 2017-12

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, which changes the recognition and presentation requirements of hedge accounting including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for applying hedge accounting to additional hedging strategies; measuring the hedged item in fair value hedges of interest rate risk; reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method; and reducing the risk of material error correction if a company applies the shortcut method inappropriately. ASU 2017-12 was effective for PBEs for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. As an emerging growth company, the Company had the option to adopt this guidance on December 31, 2020, but instead elected to early adopt effective April 1, 2019. The guidance did not have a material impact on the Company’s operating results or financial condition on the date of adoption; however, during the year ended December 31, 2019, the Company entered into two fair value hedges to hedge certain fixed rate loans held for investment. The hedges are expected to be highly effective in offsetting changes in the fair value of the hedged loans. The related hedging relationship is designated as a fair value hedge under the “last-of-layer” method, a new approach provided by ASU 2017-12. Gains and losses on the derivative instruments designated as fair value hedges, as well as changes in the fair value of the hedged items, are recorded in interest income for loans, net in the consolidated statements of income. See Note 13 to the consolidated financial statements for further discussion.

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

2.	INVESTMENT SECURITIES
Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2019:
Government and Government Sponsored Entities:
Residential mortgage backed securities ('MBS") and collateralized mortgage obligations ("CMOs")	$145,333	$340	$(481)	$145,192
Commercial MBS and CMOs	353,727	3,267	(825)	356,169
Agency bonds	123,977	59	(323)	123,713
Total available for sale debt securities	$623,037	$3,666	$(1,629)	$625,074

At December 31, 2018:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$194,297	$339	$(2,523)	$192,113
Commercial MBS and CMOs	294,276	979	(2,304)	292,951
Agency bonds	125,329	7	(2,848)	122,488
U.S. Treasury	1,008	—	(32)	976
Total available for sale debt securities	$614,910	$1,325	$(7,707)	$608,528
Net unrealized gains (losses) on available for sale investment securities are recorded as accumulated other comprehensive income (loss) within stockholders’ equity and totaled $1.4 million and $(4.4) million, net of $(593) thousand and $2.0 million in tax (liabilities) assets at December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company sold its U.S. Treasury security at its amortized cost. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities for the year ended December 31, 2018.

The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Residential MBS and CMOs	$43,623	$(181)	$54,870	$(300)	$98,493	$(481)
Commercial MBS and CMOs	95,950	(339)	57,219	(486)	153,169	(825)
Agency bonds	29,471	(86)	87,405	(237)	116,876	(323)
Total available for sale debt securities	$169,044	$(606)	$199,494	$(1,023)	$368,538	$(1,629)
At December 31, 2019, the Company held 76 residential MBS and CMOs of which 45 were in a loss position and 25 had been in a loss position for twelve months or more. The Company held 42 commercial MBS and CMOs of which 19 were in a loss position and 8 had been in a loss position for twelve months or more. The Company held 15 agency bonds of which 12 were in a loss position and 9 had been in a loss position for twelve months or more.

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
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019 and 2018.
As of December 31, 2019 and 2018, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.

Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of December 31, 2019:
Government Sponsored Entities:
Residential MBS	$10,087	$205	$(26)	$10,266
Other investments	83	—	—	83
Total held to maturity investment securities	$10,170	$205	$(26)	$10,349
As of December 31, 2018:
Government Sponsored Entities:
Residential MBS	$11,593	$27	$(262)	$11,358
Other investments	267	—	—	267
Total held to maturity investment securities	$11,860	$27	$(262)	$11,625
The following table summarizes the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
As of December 31, 2019:
Government Sponsored Entities:
Residential MBS	$—	$—	$2,253	$(26)	$2,253	$(26)
As of December 31, 2018:
Government Sponsored Entities:
Residential MBS	$6,481	$(111)	$3,739	$(151)	$10,220	$(262)
At December 31, 2019, the Company had 7 held to maturity residential MBS of which 2 were in a loss position and had been in a loss position for twelve months or more. At December 31, 2018, the Company had 7 held to maturity residential MBS of which 6 were in a loss position and 3 had been in a loss position for twelve months or more.
The unrecognized losses on the Company’s held to maturity investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019 and 2018.

The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of December 31, 2019:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
Less than one year	$30,000	$29,986
One to five years	77,405	77,106
Five to ten years	4,101	4,104
Beyond ten years	12,471	12,517
MBS and CMOs	499,060	501,361
Total available for sale debt securities	$623,037	$625,074
Held to maturity investments securities
Beyond ten years	$83	$83
MBS	10,087	10,266
Total held to maturity debt securities	$10,170	$10,349
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities and collateralized mortgage obligations are not included in the maturity categories above and instead are shown separately. No securities were pledged as of December 31, 2019 and 2018.

Equity Securities

Equity securities consist of investments in the CRA Qualified Investment Fund. At December 31, 2019 and 2018, the fair value of equity securities totaled $11.8 million and $11.4 million, respectively. Prior to January 1, 2019, equity securities were included with available for sale investment securities and stated at fair value with unrealized gains and losses reported in other comprehensive income. As of January 1, 2019, $399 thousand of unrealized losses on equity securities were reclassified from other comprehensive income to retained earnings. Subsequent changes in fair value are recognized in other noninterest income and totaled $344 thousand during the year ended December 31, 2019. There were no sales of equity securities during the year ended December 31, 2019.

3.	LOANS
Loans consist of the following:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Permanent mortgages on:
Multifamily residential	$3,985,981	$3,671,069
Single family residential	2,021,320	2,262,811
Commercial real estate	203,134	184,039
Construction and land loans	20,442	12,611
Non-Mortgage (‘‘NM’’) loans	100	100
Total	6,230,977	6,130,630
Allowance for loan losses	(36,001)	(34,314)
Loans held for investment, net	$6,194,976	$6,096,316

Certain loans have been pledged to secure borrowing arrangements (see Note 8).

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment and by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
For the Year Ended December 31, 2019:
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$21,326	$10,125	$2,441	$422	$34,314
Provision for (reversal of) loan losses	2,046	(61)	(100)	(635)	1,250
Charge-offs	—	—	—	—	—
Recoveries	—	12	—	425	437
Ending balance allocated to portfolio segments	$23,372	$10,076	$2,341	$212	$36,001

Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$815	$—	$—	$815
Loans collectively evaluated for impairment	23,372	9,261	2,341	212	35,186
Ending balance	$23,372	$10,076	$2,341	$212	$36,001

Loans:
Ending balance: individually evaluated for impairment	$541	$7,097	$—	$—	$7,638
Ending balance: collectively evaluated for impairment	3,985,440	2,014,223	203,134	20,542	6,223,339
Ending balance	$3,985,981	$2,021,320	$203,134	$20,542	$6,230,977

For the Year Ended December 31, 2018:
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$18,588	$9,044	$1,734	$946	$30,312
Provision for (reversal of) loan losses	2,738	1,069	617	(824)	3,600
Charge-offs	—	—	—	—	—
Recoveries	—	12	90	300	402
Ending balance allocated to portfolio segments	$21,326	$10,125	$2,441	$422	$34,314

Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	21,326	10,100	2,441	422	34,289
Ending balance	$21,326	$10,125	$2,441	$422	$34,314

Loans:
Ending balance: individually evaluated for impairment	$564	$5,881	$—	$—	$6,445
Ending balance: collectively evaluated for impairment	3,670,505	2,256,930	184,039	12,711	6,124,185
Ending balance	$3,671,069	$2,262,811	$184,039	$12,711	$6,130,630

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

The following table summarizes the loan portfolio allocated by management’s internal risk ratings at December 31, 2019 and 2018:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of December 31, 2019:
Grade:
Pass	$3,917,264	$1,980,845	$200,371	$20,542	$6,119,022
Watch	47,309	16,432	2,763	—	66,504
Special mention	19,708	13,635	—	—	33,343
Substandard	1,700	8,808	—	—	10,508
Doubtful	—	1,600	—	—	1,600
Total	$3,985,981	$2,021,320	$203,134	$20,542	$6,230,977
As of December 31, 2018:
Grade:
Pass	$3,601,279	$2,236,394	$180,655	$10,174	$6,028,502
Watch	65,222	20,505	1,895	—	87,622
Special mention	2,631	380	1,489	2,537	7,037
Substandard	1,937	5,532	—	—	7,469
Total	$3,671,069	$2,262,811	$184,039	$12,711	$6,130,630
The following table summarizes an aging analysis of the loan portfolio by the time past due at December 31, 2019 and 2018:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of December 31, 2019:
Loans:
Multifamily residential	$1,411	$—	$—	$541	$3,984,029	$3,985,981
Single family residential	4,037	690	—	5,792	2,010,801	2,021,320
Commercial real estate	—	—	—	—	203,134	203,134
Land, construction and NM	—	—	—	—	20,542	20,542
Total	$5,448	$690	$—	$6,333	$6,218,506	$6,230,977
As of December 31, 2018:
Loans:
Multifamily residential	$—	$—	$—	$564	$3,670,505	$3,671,069
Single family residential	362	2,212	—	1,448	2,258,789	2,262,811
Commercial real estate	—	—	—	—	184,039	184,039
Land, construction and NM	—	—	—	—	12,711	12,711
Total	$362	$2,212	$—	$2,012	$6,126,044	$6,130,630

The following table summarizes information related to impaired loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income	Cash Basis Interest
As of December 31, 2019
With no related allowance recorded:
Multifamily residential	$541	$618	$—	$3,078	$30	$30
Single family residential	4,588	4,915	—	5,713	186	72
Commercial real estate	—	—	—	—	—	—
Land, construction and NM	—	—	—	—	—	—
	5,129	5,533	—	8,791	216	102
With an allowance recorded:
Multifamily residential	—	—	—	—	—	—
Single family residential	2,509	2,484	815	1,214	48	—
Commercial real estate	—	—	—	—	—	—
Land, construction and NM	—	—	—	—	—	—
	2,509	2,484	815	1,214	48	—
Total:
Multifamily residential	541	618	—	3,078	30	30
Single family residential	7,097	7,399	815	6,927	234	72
Commercial real estate	—	—	—	—	—	—
Land, construction and NM	—	—	—	—	—	—
	$7,638	$8,017	$815	$10,005	$264	$102
As of December 31, 2018
With no related allowance recorded:
Multifamily residential	$564	$635	$—	$1,299	$—	$—
Single family residential	4,945	5,333	—	6,848	151	—
Commercial real estate	—	—	—	284	—	—
Land, construction and NM	—	—	—	—	—	—
	5,509	5,968	—	8,431	151	—
With an allowance recorded:
Multifamily residential	—	—	—	—	—	—
Single family residential	936	933	25	1,184	45	—
Commercial real estate	—	—	—	—	—	—
Land, construction and NM	—	—	—	—	—	—
	936	933	25	1,184	45	—
Total:
Multifamily residential	564	635	—	1,299	—	—
Single family residential	5,881	6,266	25	8,032	196	—
Commercial real estate	—	—	—	284	—	—
Land, construction and NM	—	—	—	—	—	—
	$6,445	$6,901	$25	$9,615	$196	$—
The following table summarizes the recorded investment related to troubled debt restructurings at December 31, 2019 and 2018:

	December 31,
(Dollars in thousands)	2019	2018
Troubled debt restructurings:
Single family residential	$1,305	$4,434

The Company has allocated $25 thousand of its allowance for loan losses for loans modified in troubled debt restructurings at both December 31, 2019 and 2018. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings. There were no new troubled debt restructurings during the years ended December 31, 2019 or 2018.

The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the years ended December 31, 2019 and 2018. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

4.	NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus REO. The Company’s nonperforming assets at December 31, 2019 and 2018 are indicated below:

	December 31,
(Dollars in thousands)	2019	2018
Non-accrual loans:
Multifamily residential	$541	$564
Single family residential	5,792	1,448
Commercial real estate	—	—
Total non-accrual loans	6,333	2,012
Real estate owned	—	—
Total nonperforming assets	$6,333	$2,012
Contractual interest not accrued during the year	$302	$230
Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of a non-accrual loan is deemed to be fully collectible. If there’s doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on seven non-accrual loans during the year ended December 31, 2019 totaling $102 thousand. No interest income was recognized on non-accrual loans during the year ended December 31, 2018. Contractual interest not accrued on nonperforming loans during the years ended December 31, 2019 and 2018 totaled $302 thousand and $230 thousand, respectively.

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

	December 31,
(Dollars in thousands)	2019	2018
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$379,339	$497,950
Other financial institutions	134,140	139,558
Total mortgage loans serviced for others	$513,479	$637,508
Custodial account balances maintained in connection with serviced loans totaled $8.0 million and $10.1 million at December 31, 2019 and 2018, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Beginning balance	$3,463	$4,255
Additions	155	139
Disposals	—	—
Change in fair value due to changes in assumptions	—	—
Other changes in fair value	(961)	(931)
Ending balance	$2,657	$3,463
Fair value as of December 31, 2019 was determined using a discount rate of 10%, prepayment speeds ranging from 6.0% to 58.7%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighed average prepayment speed at December 31, 2019 was 22.8%. Fair value as of December 31, 2018 was determined using a discount rate of 10%, prepayment speeds ranging from 6.0% to 70.4%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighed average prepayment speed at December 31, 2018 was 23.3%.

6.	PREMISES AND EQUIPMENT
Premises and equipment consist of the following:

	December 31,
(Dollars in thousands)	2019	2018
Leasehold improvements	$14,515	$16,404
Furniture and equipment	11,751	11,318
Building	6,174	6,174
Land	2,429	2,429
Total	34,869	36,325
Less: accumulated depreciation	(15,365)	(15,344)
Premises and equipment, net	$19,504	$20,981

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 totaled $2.6 million and $2.8 million, respectively.

7.	DEPOSITS
A summary of deposits at December 31, 2019 and 2018 is as follows:

	December 31,
(Dollars in thousands)	2019	2018
Time deposits	$3,526,688	$3,297,433
Money market savings	1,330,585	1,335,246
Interest-bearing demand	222,509	179,272
Money market checking	111,338	123,119
Noninterest-bearing demand	43,597	65,970
Total	$5,234,717	$5,001,040
The Company had time deposits with a denomination of $100 thousand or more totaling $2.6 billion and $2.4 billion at December 31, 2019 and 2018, respectively.
The Company had time deposits that met or exceeded the FDIC Insurance limit of $250 thousand of $1.4 billion and $1.2 billion at December 31, 2019 and 2018, respectively.
The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $416.0 million and $467.5 million at December 31, 2019 and 2018, respectively.

Maturities of the Company’s time deposits at December 31, 2019 are summarized as follows (dollars in thousands):

Year Ending December 31,
2020	$3,092,760
2021	370,247
2022	53,783
2023	5,011
2024	4,887
Thereafter	—
$3,526,688

8.	FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of December 31, 2019 and 2018, the Bank had pledged various mortgage loans totaling approximately $2.2 billion and $2.1 billion, respectively, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $447.4 million and $406.6 million as of December 31, 2019 and 2018, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of December 31, 2019 and 2018.
The following table discloses the Bank’s outstanding advances from the FHLB:

			As of December 31, 2019
	Outstanding Balances		Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate
(Dollars in thousands)	December 31, 2019	December 31, 2018				Maturity Dates
Fixed rate short-term	$1,500	$166,000	1.66%	1.66%	1.66%	January 2020
Fixed rate long-term	977,202	877,132	1.55%	7.69%	2.31%	February 2020 to August 2032
Variable rate long-term	—	100,000	—%	—%	—%	N/A
	$978,702	$1,143,132
The Bank's available borrowing capacity based on pledged loans to the FRB and the FHLB totaled $1.1 billion and $681.5 million at December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Bank pledged as collateral a $62.6 million FHLB letter of credit to Freddie Mac related to our multifamily securitization reimbursement obligation.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the year ended December 31, 2019, there was a maximum amount of short-term borrowings outstanding of $209.8 million and an average amount outstanding of $51.8 million with a weighted average interest rate of 2.52%.

The following table summarizes principal payments on FHLB advances required over the next five years as of December 31, 2019 (dollars in thousands):

Year Ending December 31,
2020	$51,500
2021	450,700
2022	75,000
2023	400,750
2024	—
Thereafter	752
Total	$978,702

9.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
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
The following table is a summary of the outstanding Trust Securities and Notes at December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019		December 31, 2018		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	3.27%	$41,238	4.17%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	3.51%	$20,619	4.41%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%

10.	SENIOR DEBT
In September 2014, the Company issued $95.0 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$584	$95,000	$707	9/30/2024	6.50%

11.	INCOME TAXES
The provision for income taxes for the years ended December 31, 2019 and 2018 consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Federal:
Current	$12,581	$13,345
Deferred	625	(1,666)
Total federal tax provision	13,206	11,679
State:
Current	6,963	6,394
Deferred	434	(202)
Total state tax provision	7,397	6,192

Total income tax provision	$20,603	$17,871
The provision for income taxes for the years ended December 31, 2019 and 2018 differs from the statutory federal rate of 21% due to the following:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Statutory U.S. federal income tax	$14,587	$13,216
Increase (decrease) resulting from:
State taxes, net of federal benefit	5,868	4,749
Other	148	(94)
Provision for income taxes	$20,603	$17,871

Deferred tax assets (liabilities) included in other assets in the accompanying consolidated statements of financial condition consist of the following:

	December 31,
(Dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$10,843	$10,387
Deferred compensation	7,201	9,219
Unrealized loss on securities	—	2,052
State tax deduction	1,389	1,371
Other	772	817
Total deferred tax assets	20,205	23,846
Deferred tax liabilities:
Loan fee income	(11,061)	(10,643)
Unrealized gain on securities	(593)	—
Federal Home Loan Bank stock dividend income deferred for tax purposes	(1,316)	(1,463)
Section 481(a) adjustment related to conversion from cash basis to accrual basis taxpayer in December 2017	(604)	(1,201)
Federal depreciation	(605)	(789)
Other	(471)	(491)
Total deferred tax liabilities	(14,650)	(14,587)

Net deferred tax assets	$5,555	$9,259
In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all benefits related to these deductible differences as of December 31, 2019 and 2018.
There were no unrecognized tax benefits for the years ended December 31, 2019 and 2018.
Until July 1, 1996, the Bank was allowed a special bad debt deduction based on a percentage of federal taxable income or on specified experience formulas in arriving at federal taxable income. For reserves established in taxable years beginning prior to December 31, 1987, a deferred tax liability was not required to be accrued but has been included as a restriction on retained earnings because such amounts may require the recognition of a tax liability if, in the future, (1) the Bank’s retained earnings represented by these reserves is used for purposes other than to absorb losses from bad debts, including dividends or distributions in liquidation or (2) there is a change in the federal tax law. The cumulative amount of these untaxed reserves was approximately $3.1 million at December 31, 2019 and 2018. Retained earnings at December 31, 2019 included approximately $0.9 million representing the tax effect of such cumulative bad debt deductions for which no deferred income taxes have been provided. In the event that these reserves are subject to realization, the tax on these reserves will be assessed and paid at the entity level. Management has determined that this portion of retained earnings will not be used in a manner that will create an income tax liability.
The Company is subject to U.S. federal income tax as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2015 for California tax filings and 2016 for federal and most other state tax filings.

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

The Basel III Capital Rules require institutions to retain a capital conservation buffer, composed entirely of CET1, of 2.5% above these required minimum capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and increased by 0.625% each subsequent January 1, until it reached 2.5% on January 1, 2019. The capital conservation buffer was 2.5% and 1.875% at December 31, 2019 and 2018, respectively.

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

As of December 31, 2019 and 2018, the Company and the Bank met all capital adequacy requirements to which they are subject. Also, as of December 31, 2019 and 2018, the Bank satisfied all criteria necessary to be categorized as “well-capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since December 31, 2019 that management believes have changed its “well-capitalized” categorization.

The Company’s and Bank’s actual capital amounts and ratios are presented as follows:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of December 31, 2019
Tier 1 Leverage Ratio	$671,580	9.47%	$283,631	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	609,723	15.46%	177,523	4.50%	$276,147	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	671,580	17.02%	236,697	6.00%	335,321	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	708,847	17.97%	315,596	8.00%	414,220	10.50%	N/A	N/A
As of December 31, 2018
Tier 1 Leverage Ratio	$644,344	9.42%	$273,544	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	582,487	14.74%	177,873	4.50%	$251,986	6.38%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	644,344	16.30%	237,164	6.00%	311,277	7.88%	N/A	N/A
Total Risk-Based Capital Ratio	679,841	17.20%	316,218	8.00%	390,332	9.88%	N/A	N/A
Luther Burbank Savings
As of December 31, 2019
Tier 1 Leverage Ratio	$748,916	10.57%	$283,542	4.00%	N/A	N/A	$354,428	5.00%
Common Equity Tier 1 Risk-Based Ratio	748,916	18.99%	177,437	4.50%	$276,012	7.00%	256,297	6.50%
Tier 1 Risk-Based Capital Ratio	748,916	18.99%	236,582	6.00%	335,158	8.50%	315,443	8.00%
Total Risk-Based Capital Ratio	786,183	19.94%	315,443	8.00%	414,019	10.50%	394,303	10.00%
As of December 31, 2018
Tier 1 Leverage Ratio	$728,414	10.65%	$273,469	4.00%	N/A	N/A	$341,836	5.00%
Common Equity Tier 1 Risk-Based Ratio	728,414	18.43%	177,820	4.50%	$251,912	6.38%	256,851	6.50%
Tier 1 Risk-Based Capital Ratio	728,414	18.43%	237,094	6.00%	311,185	7.88%	316,125	8.00%
Total Risk-Based Capital Ratio	763,911	19.33%	316,125	8.00%	390,217	9.88%	395,156	10.00%
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

The Company has paid cash dividends of $13.0 million and $16.0 million during the years ended December 31, 2019 and 2018. Payment of stock or cash dividends in the future will depend upon the Company's earnings and financial condition, and other factors deemed relevant by the Company’s Board of Directors, as well as the Company’s legal ability to pay dividends. Accordingly, no assurance can be given that any dividends will be declared in the future.

13.	DERIVATIVES AND HEDGING ACTIVITIES
The Company utilizes interest rate swap and cap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps and caps do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate cap or swap agreements.

Fair Value Hedges of Interest Rate Risk

During the year ended December 31, 2019, the Company entered into two, two-year interest rate swaps with a total notional amount of $1.0 billion to hedge the interest rate risk related to certain hybrid multifamily loans which are currently in their fixed rate period. The swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income for loans.

For the year ended December 31, 2019, the fixed rate amounts related to the net settlement of the interest rate swaps was less than the the floating rate amounts recognized. As such, interest income for loans was increased by $2.1 million for the year ended December 31, 2019. The Company did not have any derivative financial instruments that were designated as fair value hedges as of or for the year ended December 31, 2018.

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of income for the year ended December 31, 2019:

(Dollars in thousands)
Derivative - interest rate swap:
Interest income	$2,047
Hedged items - loans:
Interest income	5
Net effect on interest income	$2,052
The following table presents the fair value of the Company’s interest rate swaps, as well as its classification on the consolidated statement of financial condition as of December 31, 2019:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	$1,000,000	Prepaid Expenses and Other Assets	$1,243	Other Liabilities and Accrued Expenses	$748

As of December 31, 2019, the following amounts were recorded in the consolidated statement of financial condition related to cumulative basis adjustments for its fair value hedges.

Line Item in the Consolidated Statement of Financial Condition in Which the Hedged Items are Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
Loans receivable, net (1)	$999,595	$(405)
(1) These amounts include the amortized cost basis of closed portfolio loans used to designate hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2019, the amortized cost basis of the closed portfolio loans used in these hedging relationships was $2.5 billion; the cumulative basis adjustments associated with these hedging relationships were $(405) thousand and the amount of the designated hedged items were $1.0 billion.
As of December 31, 2019, the Company posted $2.8 million in cash collateral in connection with its interest rate swaps.

Interest Rate Caps Designated as Cash Flow Hedges
No interest rate caps were outstanding as of December 31, 2019. An interest rate cap with a notional amount totaling $50.0 million as of December 31, 2018, was designated as a cash flow hedge of certain FHLB advances and was determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the cap is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective.
Summary information about the interest rate cap designated as a cash flow hedge at December 31, 2018 is as follows:

(Dollars in thousands)
Notional amounts	$50,000
Weighted average rate on FHLB advances	2.58%
Weighted average cap rate	2.80%
Weighted average original maturity	5.0 years
Weighted average remaining maturity	0.3 years
Unrealized losses	$(147)
The Company recognized $147 thousand and $650 thousand of cap premium amortization on cash flow hedges in the consolidated statements of income for the years ended December 31, 2019 and 2018, respectively.

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
The accrued obligation of $14.4 million and $14.8 million as of December 31, 2019 and 2018, respectively, is included in other liabilities and accrued expenses in the accompanying consolidated statements of financial condition. The Company recognized compensation expense of $792 thousand and $571 thousand related to these agreements for the years ended December 31, 2019 and 2018, respectively.
The Company has purchased insurance on the lives of the participants to help offset the cost of the benefits accrued under these agreements and provide death benefits to fund obligations in the event an employee dies prior to retirement. The cash surrender value of such policies was $18.0 million and $17.9 million at December 31, 2019 and 2018, respectively, and is reflected in prepaid expenses and other assets in the accompanying consolidated statements of financial condition. Earnings on these life insurance policies were $164 thousand and $181 thousand for the years ended December 31, 2019 and 2018, respectively.
401(k) Plan
The Company maintains a 401(k) Savings Plan for substantially all employees age 18 or older who have completed at least six months of service. Employees may contribute up to the maximum statutory allowable contribution which was $19,000 and $18,500 for 2019 and 2018, respectively. The Company matches 100% of employee salary contribution deferrals up to 3% of pay, plus 50% of employee salary contribution deferrals from 3% to 5% of pay for each payroll period. Company contributions for the years ended December 31, 2019 and 2018 were $1.0 million and $925 thousand, respectively.

Other Awards
In connection with a stock appreciation rights plan that was terminated on December 31, 2010, the Company has a liability for undistributed participant awards. The awards earn interest at the Company’s 12-month jumbo certificate of deposit account rate until distributed. The interest rate may adjust monthly and equaled 1.00% and 1.10% at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the liability for undistributed amounts totaled approximately $588 thousand and $937 thousand, respectively, and is included in other liabilities and accrued expenses in the consolidated statements of financial condition. Interest expense recorded on deferred cash payments for the years ended December 31, 2019 and 2018 totaled $8 thousand and $11 thousand, respectively. All undistributed awards will be fully paid by March 2021.
Phantom Stock Plan
On January 1, 2011, the Company established the Luther Burbank Corporation Phantom Stock Plan ("Plan") under which the Company awards phantom stock ("PS") to certain key executives and nonemployee directors. Each PS award entitles the holder to receive an amount in cash equal to the future value of each award. As defined in the Plan, the award value for unvested employee and nonemployee director awards is equal to the book value of the Company plus discretionary dividends of the Company paid since December 31, 2010, divided by the total number of common shares outstanding. Once fully vested, awards that were deferred earn interest at the Company’s 12-month jumbo certificate of deposit account rate until distributed. The interest rate may adjust monthly and equaled 1.00% and 1.10% at December 31, 2019 and 2018, respectively.
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
At December 31, 2019 and 2018, the PS share-based liability totaled approximately $776 thousand and $2.2 million, respectively, and is included in other liabilities and accrued expenses in the consolidated statements of financial condition. Share-based compensation expense recognized for the years ended December 31, 2019 and 2018 totaled approximately $15 thousand and $41 thousand, respectively.
The following table shows phantom stock award activity and the balance of share equivalents outstanding as of the periods indicated:

	Years Ended December 31,
	2019	2018
Beginning balance – awards outstanding	215,362	237,400
Share equivalents exercised	(145,154)	(22,038)
Ending balance – awards outstanding	70,208	215,362

At December 31, 2019 and 2018, 70,208 and 215,362 share equivalents issued and outstanding under the PS plan were vested, respectively. The Company does not intend to issue any additional awards under the phantom stock plan.

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

Non-cash stock compensation expense recognized for RSAs and RSUs for the years ended December 31, 2019 and 2018 totaled $3.0 million and $4.4 million, respectively. The fair value of RSAs and RSUs that vested during the years ended December 31, 2019 and 2018 was $7.0 million and $3.8 million, respectively.

As of December 31, 2019 and 2018, there was $3.5 million and $4.3 million, respectively, of unrecognized compensation expense related to 582,940 and 985,869 unvested shares of RSAs and RSUs, respectively, which amounts are expected to be recognized over a weighted average period of 1.61 years and 1.91 years, respectively. As of December 31, 2019 and 2018, 135,059 and 169,490 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about restricted stock awards and restricted stock units:

	Years Ended December 31,
	2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	1,155,359	$10.97	1,319,700	$10.75
Shares granted	321,784	9.80	131,140	12.77
Shares settled	(672,504)	10.92	(272,080)	10.75
Shares forfeited	(86,640)	10.67	(23,401)	10.75
End of the period balance	717,999	$10.53	1,155,359	$10.97

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At December 31, 2019 and 2018, there were 2,332,775 and 2,581,960 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. During the year ended December 31, 2019, there were 14,041 shares of forfeited RSU awards that were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan. These awards were excluded from the shares reserved and available for grant under the Omnibus Plan.

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
Fair values for equity securities, which consist of investments in the CRA Qualified Investment Fund, are based on quoted market prices.
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
Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments are as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2019:
Financial assets:
Cash and cash equivalents	$88,565	$88,565	$88,565	$—	$—
Debt securities:
Available for sale	625,074	625,074	—	625,074	—
Held to maturity	10,170	10,349	—	10,349	—
Equity securities	11,782	11,782	—	11,782	—
Loans receivable, net	6,194,976	6,346,496	—	—	6,346,496
Accrued interest receivable	20,814	20,814	26	1,685	19,103
FHLB stock	30,342	N/A	N/A	N/A	N/A
Interest rate swap	1,243	1,243	—	1,243	—
Financial liabilities:
Deposits	$5,234,717	$5,253,511	$1,558,029	$3,695,482	$—
FHLB advances	978,702	996,860	—	996,860	—
Junior subordinated deferrable interest debentures	61,857	59,272	—	59,272	—
Senior debt	94,416	99,806	—	99,806	—
Accrued interest payable	2,901	2,901	—	2,901	—
Interest rate swap	748	748	—	748	—
As of December 31, 2018:
Financial assets:
Cash and cash equivalents	$91,697	$91,697	$91,697	$—	$—
Debt securities:
Available for sale	608,528	608,528	976	607,552	—
Held to maturity	11,860	11,625	—	11,625	—
Equity securities	11,438	11,438	—	11,438	—
Loans receivable, net	6,096,316	6,092,885	—	—	6,092,885
Accrued interest receivable	20,220	20,220	62	1,739	18,419
FHLB stock	31,823	N/A	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,001,040	$4,957,054	$1,703,607	$3,253,447	$—
FHLB advances	1,143,132	1,144,326	—	1,144,326	—
Junior subordinated deferrable interest debentures	61,857	56,596	—	56,596	—
Senior debt	94,293	99,673	—	99,673	—
Accrued interest payable	4,307	4,307	—	4,307	—

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

Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2019 and 2018.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis (dollars in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2019:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$145,192	$—	$145,192	$—
Commercial MBS and CMOs	356,169	—	356,169	—
Agency bonds	123,713	—	123,713	—
Total available for sale debt securities	$625,074	—	$625,074	—
Equity securities	$11,782	$—	$11,782	$—
Mortgage servicing rights	$2,657	$—	$—	$2,657
Interest rate swap	$1,243	$—	$1,243	$—
Financial Liabilities:
Interest rate swap	$748	$—	$748	$—
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
There were no transfers between Level 1 and Level 2 during 2019 and 2018.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date (dollars in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2019:
Impaired loans:
Single family residential	$790	$—	$—	$790
At December 31, 2019, an impaired loan of $1.6 million was adjusted to a fair value of $790 thousand by recording an allowance for loan losses of $790 thousand. As of December 31, 2018, there were no assets or liabilities measured at fair value on a non-recurring basis. The fair value of impaired, collateral dependent loans is estimated at the fair value of the underlying collateral, less estimated selling costs. These loans are categorized as Level 3 due to ongoing real estate market conditions which may require the use of unobservable inputs and assumptions in fair value measurements.
The Company held no real estate owned at December 31, 2019 and 2018.

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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $1.0 million and $1.4 million as of December 31, 2019 and 2018, respectively, based upon an analysis of quantitative and qualitative data over the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation.

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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If Luther Burbank Savings’ capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At December 31, 2019, the Bank’s net worth was $753.7 million which equates to its Tier 1 capital of $748.9 million plus goodwill of $3.3 million and accumulated other comprehensive income related to net unrealized gains on available for sale securities of $1.4 million.
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
The following table provides cash flows associated with the Company's loan sale activities:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Proceeds from loan sales	$68,809	$19,604
Servicing fees	1,284	1,536
The following table provides information about the loans transferred through sales or securitization and not recorded on the consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of December 31, 2019:
Principal balance of loans	$24,146	$489,333
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2018:
Principal balance of loans	26,200	611,308
Loans 90+ days past due	—	—
Charge-offs, net	—	—

19.	COMMITMENTS AND CONTINGENCIES
Financial Instruments With Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments represent commitments to originate fixed and variable rate loans and loans in process, and involve, to varying degrees, credit risk and interest risk in excess of the amount recognized in the Company’s consolidated statements of financial condition. The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments to originate loans as it does for on-balance sheet instruments. As it relates to interest risk, the Company's exposure is generally limited to increases in interest rates that may result during the short period of time between the commitment and funding of fixed rate credit facilities and adjustable rate credit facilities with initial fixed rate periods. The limited timing risk associated with these credit facilities are considered within the Company's asset liability management process.
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
At December 31, 2019 and 2018, the Company had outstanding commitments of approximately $103.2 million and $70.9 million, respectively, for loans. Unfunded loan commitment reserves totaled $89 thousand and $52 thousand at December 31, 2019 and 2018, respectively.
Operating Leases

The Company leases various office premises under long-term operating lease agreements. These leases expire between 2020 and 2029, with certain leases containing either three, five or ten year renewal options. At December 31, 2019, minimum commitments under these non-cancellable leases before considering renewal options are as follows (dollars in thousands):

Years ending December 31,
2020	$4,442
2021	4,419
2022	3,492
2023	2,253
2024	1,278
Thereafter	2,611
Total	$18,495

Rent expense under operating leases was $5.4 million and $5.3 million for the years ended December 31, 2019 and 2018, respectively. Sublease income earned was $730 thousand and $788 thousand for the years ended December 31, 2019 and 2018, respectively.

Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. At December 31, 2019 and 2018, the Company had $25.7 million and $736 thousand, respectively, in uninsured cash balances. The Company periodically monitors the financial condition of these correspondent banks.

20.	UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following table summarizes the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2019 and 2018:

(Dollars in thousands, except per share data)	For the Three Months Ended
	March 31	June 30	September 30	December 31
2019
Net interest income	$32,092	$30,568	$32,585	$33,162
Provision for (recapture of) loan losses	300	450	(500)	1,000
Net interest income after provision for loan losses	31,792	30,118	33,085	32,162
Noninterest income	1,380	1,488	993	814
Noninterest expense	16,249	14,709	16,069	15,341
Income before income taxes	16,923	16,897	18,009	17,635
Income tax expense	4,913	5,239	5,273	5,178
Net income	$12,010	$11,658	$12,736	$12,457
EPS (1):
Basic	$0.21	$0.21	$0.23	$0.22
Diluted	$0.21	$0.21	$0.23	$0.22

2018
Net interest income	$30,465	$31,159	$31,712	$31,751
Provision for loan losses	1,500	1,300	650	150
Net interest income after provision for loan losses	28,965	29,859	31,062	31,601
Noninterest income	1,025	817	1,043	1,246
Noninterest expense	14,713	14,922	15,090	17,962
Income before income taxes	15,277	15,754	17,015	14,885
Income tax expense	4,175	4,528	4,886	4,282
Net income	$11,102	$11,226	$12,129	$10,603
EPS (1):
Basic	$0.20	$0.20	$0.22	$0.19
Diluted	$0.20	$0.20	$0.21	$0.19

(1) The quarterly EPS amounts, when added, may not coincide with the full fiscal year EPS reported on the Consolidated Statements of Income due to differences in the computed weighted average shares outstanding as well as rounding differences.

21.	PARENT COMPANY ONLY FINANCIAL INFORMATION
Summary parent company only financial information for the years ended December 31, 2019 and 2018 is as follows (dollars in thousands):

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$15,170	$9,224
Investment in Bank	753,658	727,073
Investment in Burbank Financial, Inc.	276	249
Investment in Luther Burbank Statutory Trusts 1 & 2	1,857	1,857
Receivable from Bank	21	21
Other assets	7	6
Total assets	$770,989	$738,430
LIABILITIES AND STOCKHOLDERS' EQUITY
Junior subordinated deferrable interest debentures	$61,857	$61,857
Other borrowings	94,416	94,293
Interest payable on junior subordinated deferrable interest debentures	92	109
Other liabilities and accrued expenses	160	1,026
Stockholders' equity	614,464	581,145
Total liabilities and stockholders' equity	$770,989	$738,430

CONDENSED STATEMENTS OF INCOME AND COMPREHESIVE INCOME

	Years Ended December 31,
	2019	2018
Net interest expense	$(8,671)	$(8,505)
Dividend income from Bank	34,700	6,800
Other operating expense	(315)	(451)
Income (loss) before income tax benefit and undistributed net income of subsidiaries	25,714	(2,156)
Income tax benefit	2,619	2,362
Income before undistributed net income of subsidiaries	28,333	206
Equity in undistributed net income of subsidiaries	20,528	44,854
Net income (1)	$48,861	$45,060
Comprehensive income	$48,861	$45,060

(1) The group files a single tax return and the subsidiaries are treated, for federal and California tax purposes, as divisions of a single corporation. The Company’s share of income tax expense is based on the amount which would be payable or receivable if separate returns were filed. Accordingly, the Company’s equity in the net income of its subsidiaries, including the Bank, are excluded from the computation of income taxes for financial statement purposes. For the years ended December 31, 2019 and 2018, the Company provided tax at the rates of 21% and 10.84% for federal and California taxes, respectively.

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$48,861	$45,060
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(20,528)	(44,854)
Change in receivable from Bank	—	6,969
Stock based compensation	2,993	4,355
Net change in other assets and liabilities	(761)	4,309
Net cash provided by operating activities	30,565	15,839
Cash flows from financing activities:
Cash paid for dividends	(13,032)	(15,963)
Shares withheld for taxes on vested restricted stock	(2,796)	(769)
Shares repurchased	(8,791)	(1,495)
Net cash used in financing activities	(24,619)	(18,227)
Increase (decrease) in cash and cash equivalents	5,946	(2,388)
Cash and cash equivalents, beginning of year	9,224	11,612
Cash and cash equivalents, end of year	$15,170	$9,224

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

Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Crowe LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part II, Item 8, under the heading “Report of Independent Registered Public Accounting Firm.” Pursuant to SEC rules applicable to emerging growth companies, this Annual Report on Form 10-K does not include an audit report on internal control over financial reporting from the Company's independent registered public accounting firm.

Item 9B. Other Information

None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2019.

Item 11. Executive Compensation
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company's compensation plans as of December 31, 2019:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	N/A	N/A	2,332,775
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,332,775

(1)	Consists of the Company's Omnibus Equity and Incentive Compensation Plan. For additional information, see Notes 14 and 15 to the Consolidated Financial Statements.

The remainder of the information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2019.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2019.

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

Report of Independent Registered Public Accounting Firm - Crowe LLP

Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
Notes to Consolidated Financial Statements

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

Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.

4.2	Description of Registrant's Securities	X
10.1	Employment Agreement, dated as of November 6, 2017 between Luther Burbank Corporation and John G. Biggs		S-1	333-221455	10.2	11/9/2017
10.2	Employment Agreement, dated as of August 1, 2016, between Luther Burbank Savings and Laura Tarantino		S-1	333-221455	10.3	11/9/2017
10.3	Employment Agreement, dated as of August 1, 2016, between Luther Burbank Savings and Liana Prieto		S-1	333-221455	10.4	11/9/2017
10.4	Amended and Restated Salary Continuation Agreement, dated as of April 25, 2006, between Luther Burbank Savings and Victor S. Trione		S-1	333-221455	10.5	11/9/2017
10.5	First Amendment to Amended and Restated Salary Continuation Agreement, dated as of December 5, 2008, between Luther Burbank Savings and Victor S. Trione		S-1	333-221455	10.6	11/9/2017

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.6	Second Amendment to Amended and Restated Salary Continuation Agreement, dated as of May 2, 2016, between Luther Burbank Savings and Victor S. Trione		S-1	333-221455	10.7	11/9/2017
10.7	Amended and Restated Salary Continuation Agreement, dated as of January 1, 2005, between Luther Burbank Savings and John G. Biggs		S-1	333-221455	10.8	11/9/2017
10.8	First Amendment to Amended and Restated Salary Continuation Agreement, dated as of December 5, 2008, between Luther Burbank Savings and John G. Biggs		S-1	333-221455	10.9	11/9/2017
10.9	Salary Continuation Agreement, dated as of April 25, 2006, between Luther Burbank Savings and Laura Tarantino		S-1	333-221455	10.10	11/9/2017
10.10	First Amendment to Salary Continuation Agreement, dated as of December 5, 2008, between Luther Burbank Savings and Laura Tarantino		S-1	333-221455	10.11	11/9/2017
10.11	Form of Indemnification Agreement, dated November 11, 2011, between Luther Burbank Corporation and each of John G. Biggs, Bradley M. Shuster and Victor S. Trione, and dated August 28, 2014 between Luther Burbank Corporation and Anita Gentle Newcomb		S-1	333-221455	10.12	11/9/2017
10.12	Form of Indemnification Agreement, dated as of November 17, 2011 between Luther Burbank Savings and John G. Biggs, Bradley M. Shuster and Victor S. Trione, and dated August 28, 2014 between Luther Burbank Savings and Anita Gentle Newcomb		S-1	333-221455	10.13	11/9/2017
10.13	Form of Indemnification Agreement between Luther Burbank Savings and each of Laura Tarantino (dated March 15, 2012), John Cardamone (dated April 24, 2014) and Liana Prieto (dated August 2, 2014)		S-1	333-221455	10.14	11/9/2017
10.14	Luther Burbank Corporation Executive Change in Control Severance Plan		S-1	333-221455	10.15	11/9/2017
10.15	S Corp Termination and Tax Sharing Agreement		10-K	001-38317	10.17	3/16/2018
10.16	Luther Burbank Corporation Omnibus Equity and Incentive Compensation Plan		S-1	333-221455	10.19	11/9/2017
10.17	Second Amendment to Amended and Restated Salary Continuation Agreement, dated as of November 6, 2017 between Luther Burbank Savings and John G. Biggs		S-1	333-221455	10.21	11/9/2017
10.18	Retirement and Consulting Agreement and General Release of Claims by and between Luther Burbank Corporation and John G. Biggs, dated November 30, 2018		8-K	001-38317	10.1	12/6/2018
10.19	Employment Agreement by and between Luther Burbank Corporation and Simone Lagomarsino, dated November 30, 2018		8-K	001-38317	10.2	12/6/2018
10.22	Amended and Restated Employment Agreement by and between Luther Burbank Corporation and Laura Tarantino, dated November 30, 2018		8-K	001-38317	10.3	12/6/2018
10.23	Amended and Restated Employment Agreement by and between Luther Burbank Corporation and Liana Prieto, dated November 30, 2018		8-K	001-38317	10.4	12/6/2018
10.24	Second Amendment to the Salary Continuation Agreement between Luther Burbank Savings and Laura Tarantino, dated November 30, 2018		8-K	001-38317	10.5	12/6/2018
21	Subsidiaries of the Registrant	X
23.1	Consent of Crowe LLP	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2019 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
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

LUTHER BURBANK CORPORATION

DATED: March 11, 2020	By: /s/ Simone Lagomarsino
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

Signature     Position     Date

/s/ SIMONE LAGOMARSINO    President and Chief Executive Officer,    March 11, 2020
Simone Lagomarsino    Director (Principal Executive Officer)

/s/ LAURA TARANTINO    Executive Vice President and Chief Financial    March 11, 2020
Laura Tarantino    Officer (Principal Financial & Accounting Officer)

/s/ VICTOR S. TRIONE    Chairman     March 11, 2020
Victor S. Trione

/s/ JOHN C. ERICKSON    Director    March 11, 2020
John C. Erickson

/s/ JACK KROUSKUP    Director    March 11, 2020
Jack Krouskup

/s/ ANITA GENTLE NEWCOMB    Director    March 11, 2020
Anita Gentle Newcomb

/s/ BRADLEY M. SHUSTER    Director     March 11, 2020
Bradley M. Shuster

/s/ THOMAS C. WAJNERT    Director     March 11, 2020
Thomas C. Wajnert