Form 10-Q
period 2020-06-30
Luther Burbank Corp
filed 2020-08-07
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

As of July 31, 2020, there were 52,394,127 shares of the registrant’s common stock, no par value, outstanding.

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

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Cash, cash equivalents and restricted cash	$170,197	$91,325
Available for sale debt securities, at fair value	635,324	625,074
Held to maturity debt securities, at amortized cost (fair value of $9,839 and $10,349 at June 30, 2020 and December 31, 2019, respectively)	9,400	10,170
Equity securities, at fair value	12,070	11,782
Loans receivable, net of allowance for loan losses of $45,985 and $36,001 at June 30, 2020 and December 31, 2019, respectively	6,235,054	6,194,976
Accrued interest receivable	20,388	20,814
Federal Home Loan Bank ("FHLB") stock, at cost	29,612	30,342
Premises and equipment, net	19,262	19,504
Goodwill	3,297	3,297
Prepaid expenses and other assets	33,742	38,544
Total assets	$7,168,346	$7,045,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,383,519	$5,234,717
FHLB advances	961,747	978,702
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $522 and $584 at June 30, 2020 and December 31, 2019, respectively)	94,478	94,416
Accrued interest payable	1,253	2,901
Other liabilities and accrued expenses	68,810	58,771
Total liabilities	6,571,664	6,431,364

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, no par value; 100,000,000 shares authorized; 52,382,895 and 55,999,754 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	414,264	447,784
Retained earnings	175,852	165,236
Accumulated other comprehensive income, net of taxes	6,566	1,444
Total stockholders' equity	596,682	614,464
Total liabilities and stockholders' equity	$7,168,346	$7,045,828
See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and fee income:
Loans	$58,190	$61,015	$118,895	$122,068
Investment securities	2,316	4,118	5,619	8,043
Cash, cash equivalents and restricted cash	55	522	372	922
Total interest and fee income	60,561	65,655	124,886	131,033
Interest expense:
Deposits	19,821	26,471	44,402	50,759
FHLB advances	5,685	6,410	11,243	13,182
Junior subordinated deferrable interest debentures	332	632	825	1,283
Senior debt	1,575	1,574	3,153	3,149
Total interest expense	27,413	35,087	59,623	68,373
Net interest income before provision for loan losses	33,148	30,568	65,263	62,660
Provision for loan losses	5,250	450	10,550	750
Net interest income after provision for loan losses	27,898	30,118	54,713	61,910
Noninterest income:
Gain on sale of loans	—	197	—	530
FHLB dividends	374	552	909	1,047
Other income	297	739	560	1,291
Total noninterest income	671	1,488	1,469	2,868
Noninterest expense:
Compensation and related benefits	10,300	8,614	21,505	18,666
Deposit insurance premium	471	487	947	985
Professional and regulatory fees	454	457	885	898
Occupancy	1,101	1,399	2,241	2,789
Depreciation and amortization	687	664	1,356	1,329
Data processing	1,038	945	2,005	1,864
Marketing	330	1,071	1,205	2,225
Other expenses	967	1,072	2,063	2,202
Total noninterest expense	15,348	14,709	32,207	30,958
Income before provision for income taxes	13,221	16,897	23,975	33,820
Provision for income taxes	3,903	5,239	7,081	10,152
Net income	$9,318	$11,658	$16,894	$23,668

Basic earnings per common share	$0.18	$0.21	$0.31	$0.42
Diluted earnings per common share	$0.18	$0.21	$0.31	$0.42
Dividends per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$9,318	$11,658	$16,894	$23,668
Other comprehensive income:
Unrealized gain on available for sale debt securities:
Unrealized holding gain arising during the period	6,172	5,469	7,223	7,973
Tax effect	(1,796)	(1,585)	(2,101)	(2,309)
Net of tax	4,376	3,884	5,122	5,664
Unrealized gain on cash flow hedge:
Unrealized holding gain arising during the period	—	—	—	147
Tax effect	—	—	—	(43)
Net of tax	—	—	—	104
Total other comprehensive income	4,376	3,884	5,122	5,768
Comprehensive income	$13,694	$15,542	$22,016	$29,436

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive (Loss) Income (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, March 31, 2019	56,351,781	$452,931	$138,123	$(2,756)	$588,298
Comprehensive income:
Net income	—	—	11,658	—	11,658
Other comprehensive income	—	—	—	3,884	3,884
Issuance of restricted stock awards	24,121	—	—	—	—
Settled restricted stock units	9,677	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(3,119)	(33)	—	—	(33)
Restricted stock forfeitures	(33,268)	(129)	9	—	(120)
Stock based compensation expense	—	805	—	—	805
Shares repurchased	(366,701)	(3,749)	—	—	(3,749)
Cash dividends ($0.06 per share)	—	—	(3,276)	—	(3,276)
Balance, June 30, 2019	55,982,491	$449,825	$146,514	$1,128	$597,467

Balance, March 31, 2020	54,286,465	$431,578	$169,572	$2,190	$603,340
Comprehensive income:
Net income	—	—	9,318	—	9,318
Other comprehensive income	—	—	—	4,376	4,376
Shares withheld to pay taxes on stock based compensation	(2,740)	(28)	—	—	(28)
Restricted stock forfeitures	(11,416)	(17)	2	—	(15)
Stock based compensation expense	—	899	—	—	899
Shares repurchased	(1,889,414)	(18,168)	—	—	(18,168)
Cash dividends ($0.06 per share)	—	—	(3,040)	—	(3,040)
Balance, June 30, 2020	52,382,895	$414,264	$175,852	$6,566	$596,682

See accompanying notes to unaudited consolidated financial statements

				Accumulated Other Comprehensive (Loss) Income (Net of Taxes)		Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities	Cash Flow Hedge
	Shares	Amount
Balance, December 31, 2018	56,379,066	$456,378	$129,806	$(4,935)	$(104)	$581,145
Cumulative effect of change in accounting principal (1)	—	—	(399)	399	—	—
Comprehensive income:
Net income	—	—	23,668	—	—	23,668
Other comprehensive income	—	—	—	5,664	104	5,768
Issuance of restricted stock awards	321,784	—	—	—	—	—
Settled restricted stock units	121,979	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(44,641)	(437)	—	—	—	(437)
Restricted stock forfeitures	(35,996)	(131)	10	—	—	(121)
Stock based compensation expense	—	1,645	—	—	—	1,645
Shares repurchased	(759,701)	(7,630)	—	—	—	(7,630)
Cash dividends ($0.12 per share)	—	—	(6,571)	—	—	(6,571)
Balance, June 30, 2019	55,982,491	$449,825	$146,514	$1,128	$—	$597,467

Balance, December 31, 2019	55,999,754	$447,784	$165,236	$1,444	$—	$614,464
Comprehensive income:
Net income	—	—	16,894	—	—	16,894
Other comprehensive income	—	—	—	5,122	—	5,122
Issuance of restricted stock awards	250,118	—	—	—	—	—
Settled restricted stock units	70,220	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(56,564)	(591)	—	—	—	(591)
Restricted stock forfeitures	(28,824)	(25)	8	—	—	(17)
Stock based compensation expense	—	1,810	—	—	—	1,810
Shares repurchased	(3,851,809)	(34,714)	—	—	—	(34,714)
Cash dividends ($0.12 per share)	—	—	(6,286)	—	—	(6,286)
Balance, June 30, 2020	52,382,895	$414,264	$175,852	$6,566	$—	$596,682

(1) Represents the impact of adopting Accounting Standards Update ("ASU") 2016-01. See Note 3 to the unaudited consolidated financial statements for further information.

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$16,894	$23,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,356	1,329
Provision for loan losses	10,550	750
Amortization of deferred loan costs, net	7,693	6,563
Amortization of premiums on investment securities, net	1,465	658
Gain on sale of loans	—	(530)
Stock based compensation expense, net of forfeitures	1,785	1,514
Change in fair value of mortgage servicing rights	629	463
Change in fair value of equity securities	(288)	(311)
Other items, net	6	(370)
Effect of changes in:
Accrued interest receivable	426	(1,727)
Accrued interest payable	(1,648)	695
Prepaid expenses and other assets	(658)	(200)
Other liabilities and accrued expenses	(2,363)	876
Net cash provided by operating activities	35,847	33,378
Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of available for sale debt securities	155,188	32,322
Proceeds from maturities and paydowns of held to maturity debt securities	728	643
Purchases of available for sale debt securities	(159,639)	(54,712)
Net increase in loans receivable	(22,625)	(194,233)
Proceeds from loans held for sale previously classified as portfolio loans	—	51,606
Purchase of loans	(20,507)	(10,052)
Redemption (purchase) of FHLB stock, net	730	(845)
Purchase of premises and equipment	(1,114)	(399)
Net cash used in investing activities	(47,239)	(175,670)
Cash flows from financing activities:
Net increase in customer deposits	148,802	233,450
Proceeds from long-term FHLB advances	136,500	200,000
Repayment of long-term FHLB advances	(151,955)	(125,015)
Net change in short-term FHLB advances	(1,500)	(149,300)
Shares withheld for taxes on vested restricted stock	(591)	(437)
Shares repurchased	(34,714)	(7,630)
Cash paid for dividends	(6,278)	(6,561)
Net cash provided by financing activities	90,264	144,507
Increase in cash, cash equivalents and restricted cash	78,872	2,215
Cash, cash equivalents and restricted cash, beginning of period	91,325	91,697
Cash, cash equivalents and restricted cash, end of period	$170,197	$93,912
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$61,271	$67,678
Income taxes	$438	$10,916
Non-cash investing activity:
Loans transferred to held for sale	$—	$61,751

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF OPERATIONS

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2020.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited consolidated financial statements and the disclosures provided, and actual results could differ. The estimates utilized to determine the appropriate allowance for loan losses at June 30, 2020 may be materially different from actual results due to the COVID-19 pandemic. See Note 2 to the unaudited consolidated financial statements for additional information regarding the COVID-19 pandemic.

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

(Dollars in thousands, except share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$9,318	$11,658	$16,894	$23,668

Weighted average basic common shares outstanding	52,465,458	56,108,618	54,038,642	56,314,213
Add: Dilutive effects of assumed vesting of restricted stock	85,548	182,770	99,410	192,829
Weighted average diluted common shares outstanding	52,551,006	56,291,388	54,138,052	56,507,042

Income per common share:
Basic EPS	$0.18	$0.21	$0.31	$0.42
Diluted EPS	$0.18	$0.21	$0.31	$0.42
Anti-dilutive shares not included in calculation of diluted earnings per share	13,734	5,762	18,980	6,701

New Financial Accounting Standards

FASB ASU 2019-12

In December 2019, the Financial Accounting Standards Board (“FASB”) issued "Simplifying the Accounting for Income Taxes (Topic 740)" (“ASU 2019-12”) removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 and clarifying and amending existing guidance to provide for more consistent application. ASU 2019-12 will become effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2022. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

2.  COVID-19
In late March 2020, the Company implemented a loan modification program that permits borrowers who have been financially impacted by the COVID-19 pandemic, and are unable to service their loans, to defer loan payments for a specified period of time. As of June 30, 2020, the Company had modified 271 current outstanding loans with an aggregate principal balance of $398.4 million, representing 6.4% of the Company's loan portfolio. Of these loans, 38 loans with an aggregate principal balance totaling $55.0 million as of June 30, 2020 have returned to monthly payment status. Excluded from the modified loan amounts above, two loans totaling $2.2 million have paid off subsequent to modification as of June 30, 2020. Modified loans under this program have generally been downgraded to a Watch risk rating at the time of their respective modifications. During the six months ended June 30, 2020, the Company recorded a loan loss reserve of $10.1 million in connection with the potential credit impact from the pandemic. See Note 4 for further discussion regarding loan risk ratings and the Company's allowance for loan losses.

In conjunction with the passage of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), as well as the revised interagency guidance issued in April 2020, "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)", banks have been provided the option to temporarily suspend certain requirements under GAAP related to Troubled Debt Restructurings ("TDRs") for a limited time to account for the effects of COVID-19. As a result, the Company will not be recognizing eligible COVID-19 loan modifications as TDRs. Additionally, loans qualifying for these modifications will not be required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification. Through the date of this filing, the Company has not experienced any loan charge-offs caused by the economic impact from COVID-19. Management has evaluated events related to COVID-19 that have occurred subsequent to June 30, 2020 and has concluded there are no matters that would require recognition in the accompanying unaudited consolidated financial statements.

3.  INVESTMENT SECURITIES

Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2020:
Government and Government Sponsored Entities:
Residential mortgage backed securities ('MBS") and collateralized mortgage obligations ("CMOs")	$258,137	$3,639	$(159)	$261,617
Commercial MBS and CMOs	352,247	6,594	(830)	358,011
Agency bonds	15,680	59	(43)	15,696
Total available for sale debt securities	$626,064	$10,292	$(1,032)	$635,324
At December 31, 2019:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$145,333	$340	$(481)	$145,192
Commercial MBS and CMOs	353,727	3,267	(825)	356,169
Agency bonds	123,977	59	(323)	123,713
Total available for sale debt securities	$623,037	$3,666	$(1,629)	$625,074
Net unrealized gains on available for sale investment securities are recorded as accumulated other comprehensive income within stockholders’ equity and totaled $6.6 million and $1.4 million, net of $2.7 million and $593 thousand in tax liabilities, at June 30, 2020 and December 31, 2019, respectively. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities during the three or six months ended June 30, 2020 and 2019.

The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Residential MBS and CMOs	$19,570	$(111)	$19,713	$(48)	$39,283	$(159)
Commercial MBS and CMOs	80,844	(345)	59,557	(485)	140,401	(830)
Agency bonds	12,637	(43)	—	—	12,637	(43)
Total available for sale debt securities	$113,051	$(499)	$79,270	$(533)	$192,321	$(1,032)
At June 30, 2020, the Company held 86 residential MBS and CMOs of which 22 were in a loss position and 14 had been in a loss position for twelve months or more. The Company held 44 commercial MBS and CMOs of which 19 were in a loss position and nine had been in a loss position for twelve months or more. The Company held three agency bonds of which two were in a loss position and none had been in a loss position for twelve months or more.

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
At December 31, 2019, the Company held 76 residential MBS and CMOs of which 45 were in a loss position and 25 had been in a loss position for twelve months or more. The Company held 42 commercial MBS and CMOs of which 19 were in a loss position and eight had been in a loss position for twelve months or more. The Company held 15 agency bonds of which 12 were in a loss position and nine had been in a loss position for twelve months or more.
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020 and December 31, 2019.
As of June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.

Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of June 30, 2020:
Government Sponsored Entities:
Residential MBS	$9,321	$439	$—	$9,760
Other investments	79	—	—	79
Total held to maturity investment securities	$9,400	$439	$—	$9,839
As of December 31, 2019:
Government Sponsored Entities:
Residential MBS	$10,087	$205	$(26)	$10,266
Other investments	83	—	—	83
Total held to maturity investment securities	$10,170	$205	$(26)	$10,349
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
At June 30, 2020, the Company held seven held to maturity residential MBS and none were in a loss position. At December 31, 2019, the Company held seven held to maturity residential MBS of which two had been in a loss position for twelve months or more.
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
The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of June 30, 2020:

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
Five to ten years	$3,596	$3,588
Beyond ten years	12,084	12,108
MBS and CMOs	610,384	619,628
Total available for sale debt securities	$626,064	$635,324
Held to maturity investments securities
Beyond ten years	$79	$79
MBS	9,321	9,760
Total held to maturity debt securities	$9,400	$9,839

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities and collateralized mortgage obligations are not included in the maturity categories above and instead are shown separately. No securities were pledged as of June 30, 2020 and December 31, 2019.

Equity Securities

Equity securities consist of investments in the CRA Qualified Investment Fund. At June 30, 2020 and December 31, 2019, the fair value of equity securities totaled $12.1 million and $11.8 million, respectively. Prior to January 1, 2019, equity securities were included with available for sale investment securities and stated at fair value with unrealized gains and losses reported in other comprehensive income. In conjunction with the adoption of ASU 2016-01, as of January 1, 2019, $399 thousand of unrealized losses on equity securities were reclassified from other comprehensive income to retained earnings. Subsequent changes in fair value are recognized in other noninterest income and totaled $100 thousand and $288 thousand during the three and six months ended June 30, 2020, respectively, compared to $166 thousand and $311 thousand during the three and six months ended June 30, 2019, respectively. There were no sales of equity securities during the three or six months ended June 30, 2020 and 2019.

4.  LOANS
Loans consist of the following:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Permanent mortgages on:
Multifamily residential	$4,082,224	$3,985,981
Single family residential	1,969,563	2,021,320
Commercial real estate	211,135	203,134
Construction and land loans	18,017	20,442
Non-Mortgage (‘‘NM’’) loans	100	100
Total	6,281,039	6,230,977
Allowance for loan losses	(45,985)	(36,001)
Loans held for investment, net	$6,235,054	$6,194,976

Certain loans have been pledged to secure borrowing arrangements (see Note 8).

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
Three months ended June 30, 2020
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$27,308	$10,426	$2,677	$246	$40,657
Provision for (reversal of) loan losses	3,529	1,199	628	(106)	5,250
Charge-offs	—	—	—	—	—
Recoveries	—	3	—	75	78
Ending balance allocated to portfolio segments	$30,837	$11,628	$3,305	$215	$45,985
Three months ended June 30, 2019
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$22,046	$9,889	$2,278	$479	$34,692
Provision for (reversal of) loan losses	699	(454)	134	71	450
Charge-offs	—	—	—	—	—
Recoveries	—	4	—	75	79
Ending balance allocated to portfolio segments	$22,745	$9,439	$2,412	$625	$35,221
Six months ended June 30, 2020
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$23,372	$10,076	$2,341	$212	$36,001
Provision for (reversal of) loan losses	7,465	2,268	964	(147)	10,550
Charge-offs	—	(722)	—	—	(722)
Recoveries	—	6	—	150	156
Ending balance allocated to portfolio segments	$30,837	$11,628	$3,305	$215	$45,985
Six months ended June 30, 2019
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$21,326	$10,125	$2,441	$422	$34,314
Provision for (reversal of) loan losses	1,419	(693)	(29)	53	750
Charge-offs	—	—	—	—	—
Recoveries	—	7	—	150	157
Ending balance allocated to portfolio segments	$22,745	$9,439	$2,412	$625	$35,221

The following table summarizes the allocation of the allowance for loan losses by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of June 30, 2020:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	30,837	11,603	3,305	215	45,960
Ending balance	$30,837	$11,628	$3,305	$215	$45,985
Loans:
Ending balance: individually evaluated for impairment	$533	$5,643	$—	$—	$6,176
Ending balance: collectively evaluated for impairment	4,081,691	1,963,920	211,135	18,117	6,274,863
Ending balance	$4,082,224	$1,969,563	$211,135	$18,117	$6,281,039
As of December 31, 2019:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$815	$—	$—	$815
Loans collectively evaluated for impairment	23,372	9,261	2,341	212	35,186
Ending balance	$23,372	$10,076	$2,341	$212	$36,001
Loans:
Ending balance: individually evaluated for impairment	$541	$7,097	$—	$—	$7,638
Ending balance: collectively evaluated for impairment	3,985,440	2,014,223	203,134	20,542	6,223,339
Ending balance	$3,985,981	$2,021,320	$203,134	$20,542	$6,230,977

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

The following table summarizes the loan portfolio allocated by management’s internal risk ratings at June 30, 2020 and December 31, 2019. The increase in Watch risk rated loans during the six months ended June 30, 2020, was attributable to the Company's loan modification program in connection with the COVID-19 pandemic. See Note 2 for further discussion regarding COVID-19.

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of June 30, 2020:
Grade:
Pass	$3,833,884	$1,765,005	$155,736	$18,117	$5,772,742
Watch	223,406	185,320	55,399	—	464,125
Special mention	20,739	12,695	—	—	33,434
Substandard	4,195	6,543	—	—	10,738
Doubtful	—	—	—	—	—
Total	$4,082,224	$1,969,563	$211,135	$18,117	$6,281,039
As of December 31, 2019:
Grade:
Pass	$3,917,264	$1,980,845	$200,371	$20,542	$6,119,022
Watch	47,309	16,432	2,763	—	66,504
Special mention	19,708	13,635	—	—	33,343
Substandard	1,700	8,808	—	—	10,508
Doubtful	—	1,600	—	—	1,600
Total	$3,985,981	$2,021,320	$203,134	$20,542	$6,230,977

The following table summarizes an aging analysis of the loan portfolio by the time past due at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of June 30, 2020:
Loans:
Multifamily residential	$—	$—	$—	$533	$4,081,691	$4,082,224
Single family residential	—	37	—	4,358	1,965,168	1,969,563
Commercial real estate	—	—	—	—	211,135	211,135
Land, construction and NM	—	—	—	—	18,117	18,117
Total	$—	$37	$—	$4,891	$6,276,111	$6,281,039
As of December 31, 2019:
Loans:
Multifamily residential	$1,411	$—	$—	$541	$3,984,029	$3,985,981
Single family residential	4,037	690	—	5,792	2,010,801	2,021,320
Commercial real estate	—	—	—	—	203,134	203,134
Land, construction and NM	—	—	—	—	20,542	20,542
Total	$5,448	$690	$—	$6,333	$6,218,506	$6,230,977
The following table summarizes information related to impaired loans at June 30, 2020 and December 31, 2019:

	As of June 30, 2020			As of December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$533	$609	$—	$541	$618	$—
Single family residential	4,749	5,794	—	4,588	4,915	—
	5,282	6,403	—	5,129	5,533	—
With an allowance recorded:
Single family residential	894	890	25	2,509	2,484	815
	894	890	25	2,509	2,484	815
Total:
Multifamily residential	533	609	—	541	618	—
Single family residential	5,643	6,684	25	7,097	7,399	815
	$6,176	$7,293	$25	$7,638	$8,017	$815

The following tables summarize information related to impaired loans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$535	$8	$8	$2,195	$9	$9
Single family residential	4,924	25	20	4,715	59	25
	5,459	33	28	6,910	68	34
With an allowance recorded:
Single family residential	898	10	—	1,475	12	—
	898	10	—	1,475	12	—
Total:
Multifamily residential	535	8	8	2,195	9	9
Single family residential	5,822	35	20	6,190	71	25
	$6,357	$43	$28	$8,385	$80	$34

	Six Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$537	$17	$17	$1,494	$12	$12
Single family residential	4,775	44	34	4,518	95	25
	5,312	61	51	6,012	107	37
With an allowance recorded:
Single family residential	1,587	21	—	1,242	24	—
	1,587	21	—	1,242	24	—
Total:
Multifamily residential	537	17	17	1,494	12	12
Single family residential	6,362	65	34	5,760	119	25
	$6,899	$82	$51	$7,254	$131	$37

The following table summarizes the recorded investment related to TDRs at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Troubled debt restructurings:
Single family residential	$3,953	$1,305
The Company has allocated $25 thousand of its allowance for loan losses for loans modified in TDRs at both June 30, 2020 and December 31, 2019. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs.
During the three and six months ended June 30, 2020, the Company modified the terms of two loans that qualified as TDRs. The following table provides a detail of these modifications:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family residential	2	$2,672	$2,672
Terms of the two modifications above included suspension of loan payments for six months with eligibility for an extension of the loan term, should previously existing past due amounts be paid in full. Prior to modification, both loans were classified as non-accrual and impaired. The current quarter's TDRs above resulted in no increase to the allowance for loan losses and no charge offs, primarily due to collateral support provided by the secondary sources of repayment. There were no new TDRs during the three or six months ended June 30, 2019.

The Company had no TDRs with a subsequent payment default within twelve months following the modification during the three or six months ended June 30, 2020 and 2019. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
5.  NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned. The Company’s nonperforming assets at June 30, 2020 and December 31, 2019 are indicated below:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Non-accrual loans:
Multifamily residential	$533	$541
Single family residential	4,358	5,792
Total non-accrual loans	4,891	6,333
Real estate owned	—	—
Total nonperforming assets	$4,891	$6,333
Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of a non-accrual loan is deemed to be fully collectible. If there is doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on non-accrual loans during the three and six months ended June 30, 2020 totaling $28 thousand and $51 thousand, respectively, compared to $34 thousand and $37 thousand for the three and six months ended June 30, 2019, respectively. Contractual interest not accrued on nonperforming loans during the three and six months ended June 30, 2020 totaled $70 thousand and $141 thousand, respectively, compared with $34 thousand and $56 thousand for the three and six months ended June 30, 2019, respectively.

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

(Dollars in thousands)	June 30, 2020	December 31, 2019
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$293,467	$379,339
Other financial institutions	117,069	134,140
Total mortgage loans serviced for others	$410,536	$513,479
Custodial account balances maintained in connection with serviced loans totaled $6.5 million and $8.0 million at June 30, 2020 and December 31, 2019, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$2,262	$3,472	$2,657	$3,463
Additions	—	—	—	155
Disposals	—	—	—	—
Change in fair value due to changes in assumptions	—	—	—	—
Other changes in fair value	(234)	(317)	(629)	(463)
Ending balance	$2,028	$3,155	$2,028	$3,155
Fair value as of June 30, 2020 was determined using a discount rate of 10%, prepayment speeds ranging from 6.8% to 55.8%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighted average prepayment speed at June 30, 2020 was 24.0%. Fair value as of December 31, 2019 was determined using a discount rate of 10%, prepayment speeds ranging from 6.0% to 58.7%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2019 was 22.8%.
7.  DEPOSITS
A summary of deposits at June 30, 2020 and December 31, 2019 is as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Time deposits	$3,441,029	$3,526,688
Money market savings	1,406,407	1,330,585
Interest-bearing demand	366,714	222,509
Money market checking	93,083	111,338
Noninterest-bearing demand	76,286	43,597
Total	$5,383,519	$5,234,717
The Company had time deposits with a denomination of $100 thousand or more totaling $2.7 billion and $2.6 billion at June 30, 2020 and December 31, 2019, respectively.

The Company had time deposits that met or exceeded the FDIC insurance limit of $250 thousand of $1.6 billion and $1.4 billion at June 30, 2020 and December 31, 2019, respectively.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $255.0 million and $416.0 million at June 30, 2020 and December 31, 2019, respectively.

Maturities of the Company’s time deposits at June 30, 2020 are summarized as follows (dollars in thousands):

July 1 - December 31, 2020	$1,784,755
2021	1,543,856
2022	94,638
2023	4,859
2024	6,207
Thereafter	6,714
Total	$3,441,029
8.  FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of June 30, 2020 and December 31, 2019, the Bank had pledged various mortgage loans totaling approximately $2.3 billion and $2.2 billion, respectively, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $459.6 million and $447.4 million as of June 30, 2020 and December 31, 2019, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of June 30, 2020 and December 31, 2019.
The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

	Outstanding Balances		As of June 30, 2020
(Dollars in thousands)	June 30, 2020	December 31, 2019	Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate	Maturity Dates
Fixed rate short-term	$—	$1,500	—%	—%	—%	N/A
Fixed rate long-term	961,747	977,202	0.00%	7.33%	2.19%	November 2020 to March 2030
	$961,747	$978,702
The Bank's available borrowing capacity based on pledged loans to the FRB and the FHLB totaled $780.3 million and $1.1 billion at June 30, 2020 and December 31, 2019, respectively. The decline in borrowing capacity between these periods was primarily due to the issuance of an additional FHLB letter of credit, as discussed below, and revisions in the borrowing capacity calculation at the FHLB, which were applicable to all FHLB members. As of June 30, 2020 and December 31, 2019, the Bank pledged as collateral a $62.6 million FHLB letter of credit to Freddie Mac related to our multifamily securitization reimbursement obligation. In addition, the Bank pledged as collateral a $125.0 million FHLB letter of credit to the State of California Treasurer's Office in connection with a time deposit at June 30, 2020. As of June 30, 2020 and December 31, 2019, the Bank had aggregate loan balances of $2.6 billion and $2.4 billion, respectively, available to pledge to the FRB and FHLB to increase its borrowing capacity.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the three and six months ended June 30, 2020, there was a maximum amount of short-term borrowings outstanding of $34.0 million and $77.8 million, respectively, and an average amount outstanding of $4.1 million and $13.9 million, respectively, with a weighted average interest rate of 0.22% and 1.45%, respectively. During the three and six months ended June 30, 2019, there was a maximum amount of short-term borrowings outstanding of $78.0 million and $209.7 million, respectively, and an average amount outstanding of $52.3 million and $97.4 million, respectively, with a weighted average interest rate of 2.57% and 2.57%, respectively.
The following table summarizes principal payments on FHLB advances over the next five years as of June 30, 2020 (dollars in thousands):

July 1 - December 31, 2020	$5,000
2021	355,100
2022	100,000
2023	400,000
2024	—
Thereafter	101,647
$961,747

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
The following table is a summary of the outstanding Trust Securities and Notes at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	1.69%	$41,238	3.27%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	1.93%	$20,619	3.51%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%

10.  SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$522	$95,000	$584	9/30/2024	6.50%
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

For the three and six months ended June 30, 2020, the floating rate amounts recognized related to the net settlement of the interest rate swaps was less than the fixed rate amounts recognized. As such, interest income on loans due to these swaps decreased by $3.5 million and $3.9 million for the three and six months ended June 30, 2020, respectively, compared to an increase in interest income on loans of $113 thousand for both the three and six months ended June 30, 2019.

The following table presents the effect of the Company’s interest rate swaps on the unaudited consolidated statement of income for the three and six months ended June 30, 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Derivative - interest rate swaps:
Interest income	$(3,485)	$114	$(3,947)	$114
Hedged items - loans:
Interest income	(15)	(1)	56	(1)
Net effect on interest income	$(3,500)	$113	$(3,891)	$113
The following table presents the fair value of the Company’s interest rate swaps, as well as its classification on the unaudited consolidated statements of financial condition as of June 30, 2020 and December 31, 2019:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
As of June 30, 2020:
Interest Rate Swaps	$1,000,000	Prepaid Expenses and Other Assets	$—	Other Liabilities and Accrued Expenses	$14,723
As of December 31, 2019:
Interest Rate Swaps	$1,000,000	Prepaid Expenses and Other Assets	$1,156	Other Liabilities and Accrued Expenses	$746

As of June 30, 2020 and December 31, 2019, the following amounts were recorded in the unaudited consolidated statements of financial condition related to cumulative basis adjustments for its fair value hedges.

Line Item in the Consolidated Statements of Financial Condition in Which the Hedged Items are Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
As of June 30, 2020:
Loans receivable, net (1)	$1,014,784	$14,784
As of December 31, 2019:
Loans receivable, net (1)	$999,595	$(405)
(1) These amounts include the amortized cost basis of closed portfolio loans used to designate hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2020 and December 31, 2019, the amortized cost basis of the closed portfolio loans used in these hedging relationships were $2.3 billion and $2.5 billion, respectively; the cumulative basis adjustments associated with these hedging relationships were $14.8 million and $(405) thousand, respectively, and the amount of the designated hedged items were $1.0 billion and $1.0 billion, respectively.
As of June 30, 2020 and December 31, 2019, the Company had posted $15.7 million and $2.8 million, respectively, in cash collateral in connection with its interest rate swaps. Cash collateral is included in restricted cash within the unaudited consolidated statements of financial condition.

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

Non-cash stock compensation expense recognized for RSAs and RSUs for the three and six months ended June 30, 2020 totaled $882 thousand and $1.8 million, respectively, compared with $676 thousand and $1.5 million, respectively, for the three and six months ended June 30, 2019. The fair value of RSAs and RSUs that vested during the three and six months ended June 30, 2020 totaled $80 thousand and $2.5 million, respectively, compared to $5.7 million for the six months ended June 30, 2019. There were no RSAs or RSUs that vested during the three months ended June 30, 2019.

As of June 30, 2020 and December 31, 2019, there was $4.3 million and $3.5 million, respectively, of unrecognized compensation expense related to 561,430 and 582,940 unvested RSAs and RSUs, respectively, which amounts are expected to be expensed over a weighted average period of 1.85 years and 1.61 years, respectively. As of June 30, 2020 and December 31, 2019, 165,185 and 135,059 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about RSAs and RSUs:

	Six Months Ended June 30,
	2020		2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	717,999	$10.53	1,155,359	$10.97
Shares granted	250,118	11.72	321,784	9.80
Shares settled	(211,210)	10.51	(179,325)	11.40
Shares forfeited	(30,292)	11.08	(50,037)	10.69
End of the period balance	726,615	$10.92	1,247,781	$10.62

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At June 30, 2020 and December 31, 2019, there were 2,111,481 and 2,332,775 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. During the three and six months ended June 30, 2020, there were no shares and 1,468 shares, respectively, of forfeited RSU awards that were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan, compared to 14,041 forfeited shares for both the three and six months ended June 30, 2019. These awards were excluded from the shares reserved and available for grant under the Omnibus Plan.

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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments are as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2020:
Financial assets:
Cash, cash equivalents and restricted cash	$170,197	$170,197	$170,197	$—	$—
Debt securities:
Available for sale	635,324	635,324	—	635,324	—
Held to maturity	9,400	9,839	—	9,839	—
Equity securities	12,070	12,070	—	12,070	—
Loans receivable, net	6,235,054	6,350,735	—	—	6,350,735
Accrued interest receivable	20,388	20,388	3	1,145	19,240
FHLB stock	29,612	N/A	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,383,519	$5,418,120	$1,762,465	$3,655,655	$—
FHLB advances	961,747	1,007,759	—	1,007,759	—
Junior subordinated deferrable interest debentures	61,857	52,968	—	52,968	—
Senior debt	94,478	103,109	—	103,109	—
Accrued interest payable	1,253	1,253	—	1,253	—
Interest rate swaps	14,723	14,723	—	14,723	—
As of December 31, 2019:
Financial assets:
Cash, cash equivalents and restricted cash	$91,325	$91,325	$91,325	$—	$—
Debt securities:
Available for sale	625,074	625,074	—	625,074	—
Held to maturity	10,170	10,349	—	10,349	—
Equity securities	11,782	11,782	—	11,782	—
Loans receivable, net	6,194,976	6,346,496	—	—	6,346,496
Accrued interest receivable	20,814	20,814	26	1,685	19,103
FHLB stock	30,342	N/A	N/A	N/A	N/A
Interest rate swap	1,156	1,156	—	1,156	—
Financial liabilities:
Deposits	$5,234,717	$5,253,511	$1,558,029	$3,695,482	$—
FHLB advances	978,702	996,860	—	996,860	—
Junior subordinated deferrable interest debentures	61,857	59,272	—	59,272	—
Senior debt	94,416	99,806	—	99,806	—
Accrued interest payable	2,901	2,901	—	2,901	—
Interest rate swap	746	746	—	746	—
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

Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2020 and December 31, 2019.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis (dollars in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2020:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$261,617	$—	$261,617	$—
Commercial MBS and CMOs	358,011	—	358,011	—
Agency bonds	15,696	—	15,696	—
Total available for sale debt securities	$635,324	$—	$635,324	$—
Equity securities	$12,070	$—	$12,070	$—
Mortgage servicing rights	$2,028	$—	$—	$2,028
Financial Liabilities:
Interest rate swaps	$14,723	$—	$14,723	$—
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
There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2020 or 2019.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date (dollars in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Impaired loans:
Single family residential	$878	$—	$—	$878
December 31, 2019
Impaired loans:
Single family residential	$790	$—	$—	$790
As of June 30, 2020, an impaired loan of $1.6 million was adjusted to a fair value of $878 thousand by recording a charge-off of $722 thousand during the first quarter of 2020. At December 31, 2019, this same loan totaled $1.6 million and was adjusted to a fair value of $790 thousand by recording an allowance for loan losses of $790 thousand. The fair value of impaired, collateral dependent loans is estimated at the fair value of the underlying collateral, less estimated selling costs. These loans are categorized as Level 3 due to ongoing real estate market conditions which may require the use of unobservable inputs and assumptions in fair value measurements.

The Company held no real estate owned at June 30, 2020 or December 31, 2019.

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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $959 thousand and $1.0 million as of June 30, 2020 and December 31, 2019, respectively, based upon an analysis of quantitative and qualitative data over the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation. As of June 30, 2020, four loans with an aggregate principal balance of $5.6 million, or 2.1% of the aggregate remaining loan balance in the securitization pool, had been modified for payment deferral related to the COVID-19 pandemic. See Note 2 for additional information.
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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If the Bank's capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At June 30, 2020, the Bank’s net worth was $739.6 million which equates to its Tier 1 capital of $729.7 million plus goodwill of $3.3 million and accumulated other comprehensive income related to net unrealized gains on available for sale securities of $6.6 million.
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
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Proceeds from loan sales	$—	$51,606	$—	$51,606
Servicing fees	246	334	516	668

The following table provides information about the loans transferred through sales or securitization and not recorded on the unaudited consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of June 30, 2020:
Principal balance of loans	$21,454	$389,082
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2019:
Principal balance of loans	24,146	489,333
Loans 90+ days past due	—	—
Charge-offs, net	—	—

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
At June 30, 2020 and December 31, 2019, the Company had outstanding commitments of approximately $116.5 million and $103.2 million, respectively, for loans. Unfunded loan commitment reserves totaled $86 thousand and $89 thousand at June 30, 2020 and December 31, 2019, respectively.
Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2020 and 2030, with certain leases containing either three, five or ten year renewal options. At June 30, 2020, minimum commitments under these non-cancellable leases before considering renewal options are (dollars in thousands):

July 1 - December 31, 2020	$2,338
2021	4,595
2022	3,668
2023	2,428
2024	1,454
Thereafter	2,658
Total	$17,141

Rent expense under operating leases was $1.0 million and $2.2 million for the three and six months ended June 30, 2020, respectively, compared with $1.3 million and $2.7 million for the three and six months ended June 30, 2019, respectively. Sublease income earned was $182 thousand and $374 thousand for the three and six months ended June 30, 2020, respectively, compared with $189 thousand and $365 thousand for the three and six months ended June 30, 2019, respectively.

Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured portions of these balances are limited to $250 thousand per institution based on FDIC insurance limits. At June 30, 2020 and December 31, 2019, the Company had $26.1 million and $25.7 million, respectively, in uninsured available cash balances. Additionally, the Company had $15.7 million and $2.8 million in restricted cash as collateral for its interest rate swap agreements at a correspondent bank as of June 30, 2020 and December 31, 2019, respectively. The Company periodically monitors the financial condition and capital adequacy of these correspondent banks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at June 30, 2020 and December 31, 2019 and our results of operations for the three and six months ended June 30, 2020 and 2019, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2020 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings, the discussion and analysis relates to activities primarily conducted by the Bank.

Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Gardena, California with $7.2 billion in assets at June 30, 2020. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.

Selected Financial Data
The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three and six months ended June 30, 2020 and 2019 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data as of and for the three months ended March 31, 2020 are derived from our unaudited consolidated financial statements in our previously filed Quarterly Report on Form 10-Q. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Three Months Ended			As of or For the Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Statements of Income and Financial Condition Data
Net Income	$9,318	$7,576	$11,658	$16,894	$23,668
Pre-tax, pre-provision net earnings (1)	$18,471	$16,054	$17,347	$34,525	$34,570
Total assets	$7,168,346	$7,074,050	$7,114,337	$7,168,346	$7,114,337
Per Common Share
Diluted earnings per share	$0.18	$0.14	$0.21	$0.31	$0.42
Book value per share	$11.39	$11.11	$10.67	$11.39	$10.67
Tangible book value per share (1)	$11.33	$11.05	$10.61	$11.33	$10.61
Selected Ratios
Return on average:
Assets	0.52%	0.43%	0.66%	0.48%	0.68%
Stockholders' equity	6.21%	4.92%	7.83%	5.55%	8.00%
Dividend payout ratio	32.60%	42.77%	28.02%	37.16%	27.72%
Net interest margin	1.88%	1.84%	1.75%	1.86%	1.81%
Efficiency ratio (1)	45.38%	51.22%	45.89%	48.26%	47.24%
Noninterest expense to average assets	0.86%	0.96%	0.84%	0.91%	0.88%
Loan to deposit ratio	116.67%	117.65%	119.72%	116.67%	119.72%
Credit Quality Ratios
Allowance for loan losses to loans	0.73%	0.65%	0.56%	0.73%	0.56%
Allowance for loan losses to nonperforming loans	940.20%	729.54%	301.58%	940.20%	301.58%
Nonperforming assets to total assets	0.07%	0.08%	0.16%	0.07%	0.16%
Net (recoveries) charge-offs to average loans	(0.00)%	0.04%	(0.01)%	0.02%	(0.01)%
Capital Ratios
Tier 1 leverage ratio	9.14%	9.39%	9.30%	9.14%	9.30%
Total risk-based capital ratio	17.44%	17.47%	17.11%	17.44%	17.11%

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

Pursuant to the Jumpstart Our Business Startups Act (the "JOBS Act"), as an emerging growth company, we can elect to opt out of the extended transition period for adopting any new or revised accounting standards. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we may adopt the standard for the private company.

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies.

Pre-tax, pre-provision net earnings is defined as net income before taxes and provision for loan losses. We believe the most directly comparable GAAP financial measure is income before taxes. Disclosure of this measure enables you to compare our operations to those of other banking companies before consideration of taxes and provision expense. Efficiency ratio is defined as noninterest expenses divided by operating revenue, which is equal to net interest income plus noninterest income. Tangible book value per share is defined as tangible stockholders' equity divided by period end shares outstanding. We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our unaudited consolidated statements of financial condition, results of income and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or For the Three Months Ended			As of or For the Six Months Ended
(Dollars in thousands)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Pre-tax, Pre-provision Net Earnings
Income before taxes	$13,221	$10,754	$16,897	$23,975	$33,820
Plus: Provision for loan losses	5,250	5,300	450	10,550	750
Pre-tax, pre-provision net earnings	$18,471	$16,054	$17,347	$34,525	$34,570
Efficiency Ratio
Noninterest expense (numerator)	$15,348	$16,859	$14,709	$32,207	$30,958
Net interest income	33,148	32,115	30,568	65,263	62,660
Noninterest income	671	798	1,488	1,469	2,868
Operating revenue (denominator)	$33,819	$32,913	$32,056	$66,732	$65,528
Efficiency ratio	45.38%	51.22%	45.89%	48.26%	47.24%

(Dollars in thousands except per share data)	June 30, 2020	March 31, 2020	June 30, 2019
Tangible Book Value Per Share
Total assets	$7,168,346	$7,074,050	$7,114,337
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	7,165,049	7,070,753	7,111,040
Less: Total liabilities	(6,571,664)	(6,470,710)	(6,516,870)
Tangible stockholders' equity (numerator)	$593,385	$600,043	$594,170
Period end shares outstanding (denominator)	52,382,895	54,286,465	55,982,491
Tangible book value per share	$11.33	$11.05	$10.61
COVID-19

The COVID-19 pandemic has caused a substantial disruption to the economy, as well as a heightened level of uncertainty about the scope and longevity of its impact. In response to the pandemic, we have implemented a multi-pronged approach to address the challenges caused by the effects of this pandemic. Our approach includes ensuring the safety of our employees and the communities that we serve and developing new and temporarily revised programs that are responsive to the needs of our loan and deposit customers. Although we entered this environment with a fundamentally sound loan portfolio and strong liquidity and capital positions, we deemed it prudent to provide additional loss absorbing loan reserves. As we continue to closely monitor COVID-19 developments, we remain focused on our ability to navigate these challenging conditions and the underlying strength and stability of our Company.

Employees

The safety and health of our employees are of paramount importance to us. Financial institutions have been designated as an essential component of our nation’s critical infrastructure, therefore, all of our branches have remained open during this challenging time. To limit our branch employees' exposure to risks related to COVID-19, we have temporarily modified our branch hours, expanded our phone support systems and enhanced branch safety protocols. Despite the staffing requirements of our branches, a remote working arrangement has been implemented for the vast majority of our non-branch employees and approximately two-thirds of our team are successfully working from home. In recognition of the demands on families caused by "stay-at-home" orders and other precautionary measures, our employees are also being permitted to utilize a flexible work schedule to maintain our Company's productivity while fulfilling personal responsibilities. We have also provided other benefits such as wellness allowances for customer facing employees, as well as paid time off and counseling services for employees requiring additional assistance. Our employees have successfully risen to the challenge of supporting our customers during this difficult time by providing quality customer care for both deposit and lending services.

Borrowers

In late March 2020, the Company implemented a lending modification initiative to support customers financially impacted by the COVID-19 pandemic and unable to make their scheduled loan payments. The program provides borrowers the opportunity to modify their existing real estate loans by temporarily deferring payments for a specified period of time. In connection with the modifications, loan maturity dates are typically being extended for a commensurate period and deferred payments will be capitalized and reamortized into future monthly loan payments over the revised term of the loan. As a further accommodation to borrowers, all late charges are generally being waived for COVID-19 modifications. In conjunction with the passage of Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), as well as the revised interagency guidance issued in April 2020, "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)", banks have been provided the option to temporarily suspend certain requirements under U.S. GAAP related to loan delinquencies and troubled debt restructurings ("TDRs") for a limited time to account for the effects of COVID-19. As a result, the Company will not be recognizing eligible COVID-19 loan modifications as TDRs. Additionally, loans qualifying for these modifications will not be required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification. Modified loans under this program have generally been downgraded from a Pass risk rating to a Watch risk rating at the time of their respective modification. Loan risk ratings are an integral part of the quantitative calculation of our allowance for loan losses. Refer to Part I. Item 1. "Financial Statements" - "Note 4. Loans" for further details regarding loan risk ratings and the allowance for loan losses.

The following graphs detail completed COVID-19 loan hardship applications received as of June 30, 2020:

The following table details completed COVID-19 loan hardship modifications as of June 30, 2020:

	Loans Modified (1)
(Dollars in thousands)	# of Loans	Current Balance	% of Loan Portfolio Segment	Weighted Avg. LTV	Weighted Avg. DSC(2)	Weighted Avg. DTI(2)	Monthly Cashflow Impact

Multifamily residential	99	$173,009	4.3%	60.2%	1.37	N/A	$790
Single family residential	152	171,891	8.8%	69.1%	N/A	39.4%	697
Commercial real estate	20	53,485	25.4%	57.3%	1.43	N/A	285
Total	271	$398,385	6.4%	63.6%	1.39	39.4%	$1,772
(1) As of June 30, 2020, two single family loans totaling $2.2 million have paid off subsequent to their modification and are excluded from the table above.
(2) Weighted average debt service coverage ("DSC") and debt-to-income ("DTI") are pre-COVID-19 measures
The following table details modified loans in the population above which have returned to monthly payment status as of June 30, 2020:

	Loans Returned to Payment Status (1)
(Dollars in thousands)	# of Loans	Current Balance	% of Total Modified Loans	Monthly Cashflow Impact

Multifamily residential	20	$23,615	13.6%	$117
Single family residential	14	15,296	8.9%	52
Commercial real estate	4	16,075	30.1%	83
Total	38	$54,986	13.8%	$252
(1) As of June 30, 2020, two single family loans totaling $2.2 million have paid off subsequent to their modification and are excluded from the table above.
The Company continues to originate loans for single family and multifamily borrowers desiring to refinance loans or execute real estate purchase transactions. As a result of the pandemic, however, the Company has temporarily tightened its credit underwriting guidelines and discontinued accepting applications for certain loan programs such as those secured by nonresidential commercial properties and construction projects. While we continue to monitor the changing environment and the impacts of COVID-19 on employment and real estate values, at this time we remain committed to providing lending services. The Company did not participate in the Small Business Administration's Payment Protection Program.

Depositors

To address depositors needs during the pandemic, we have kept all of our branches open, and have also increased ATM withdrawal limits with no fees to ensure customer access to liquidity and promote their safety. Furthermore, we have implemented the waiver of certain early withdrawal penalties and overdraft fees related to deposit accounts, although very few fee concessions were requested. In addition, we have enhanced our customer communications via mailings and website postings to inform them of telephonic, online and mobile options for transacting business, as well as the need to have a greater awareness of perpetrated scams and fraudulent schemes related to COVID-19. As of June 30, 2020, we have not experienced any material changes in deposit levels.

Allowance for Loan Losses

At June 30, 2020, 100% of our loan portfolio was secured by real estate collateral and 96.3% of our loan balances financed single family or multifamily residential housing having a weighted average loan-to-value of 59.4%. The Company has limited exposure to nonresidential commercial loans and little to no exposure to the industries most impacted by the pandemic such as travel, hospitality and entertainment. The following table shows the loan portfolio composition, with more granular emphasis on nonresidential commercial real estate, as of June 30, 2020:

(Dollars in thousands)	# of Loans	Balance	% of Total Loans	Weighted Average LTV (1)
Multifamily residential	2,539	$4,082,224	65.0%	56.9%
Single family residential	2,103	1,969,563	31.3%	64.5%
Commercial real estate type:
Strip Retail	23	49,167	0.8%	51.4%
Mid Rise Office	7	39,343	0.6%	65.2%
Low Rise Office	15	26,778	0.4%	55.5%
Medical Office	7	20,645	0.3%	62.9%
Shopping Center	5	14,638	0.2%	53.8%
Multi-Tenant Industrial	8	12,874	0.2%	49.3%
Anchored Retail	3	12,544	0.2%	54.2%
More than 50% commercial	11	10,945	0.2%	47.5%
Unanchored Retail	7	8,578	0.1%	44.8%
Shadow Retail	4	7,008	0.1%	59.8%
Warehouse	4	3,102	—%	41.4%
Flex Industrial	3	2,519	—%	64.8%
Restaurant	2	1,542	—%	34.3%
Light Manufacturing	1	1,361	—%	50.2%
Other	1	91	—%	17.4%
Commercial Real Estate	101	211,135	3.4%	55.5%
Construction & Land Development	13	18,017	0.3%	51.9%
Non-mortgage Loans	1	100	—%	NA
Total	4,757	$6,281,039	100.0%	59.3%

(1) Construction and land development LTV is calculated based on an "as completed" property value.
As a result of the COVID-19 pandemic, we increased both the qualitative and quantitative components of our allowance for loan losses. The qualitative component was increased to address the continued uncertainty surrounding the current economic environment, while the quantitative component was increased as a result of the downgrading of modified loans from Pass risk ratings to Watch risk ratings, as discussed above. During the six months ended June 30, 2020, we added $10.1 million to our reserve for these purposes. The following table shows the components attributed to the net increase in our allowance for loan losses during the three and six months ended June 30, 2020:

(Dollars in thousands)
Allowance for Loan Losses - as of 3/31/2020	$40,657
COVID-19 economic impact	3,941
Increase due to criticized loans	1,229
Net recoveries	78
Other changes	80
Allowance for Loan Losses - as of 6/30/2020	$45,985

Allowance for Loan Losses - as of 12/31/2019	$36,001
COVID-19 economic impact	10,084
Increase due to criticized loans	236
Net charge-offs	(566)
Other changes	230
Allowance for Loan Losses - as of 6/30/2020	$45,985
Liquidity and Capital

As part of our response to COVID-19, we continue to closely monitor our liquidity and capital levels to ensure that we are properly prepared for the economic uncertainty caused by the pandemic. The Company's cash, cash equivalents and restricted cash has increased by $78.9 million since December 31, 2019 primarily as a result of slowing loan growth and increases in retail deposits. As of June 30, 2020, we maintained the following liquidity position:

(Dollars in thousands)	As of 6/30/2020	% of Assets
Cash & Cash Equivalents	$154,477	2.2%
Unencumbered Liquid Securities	647,394	9.0%
Unutilized Brokered Deposit Capacity (1)	552,528	7.7%
Unutilized FHLB Borrowing Capacity (2) (3)	613,087	8.6%
Unutilized FRB Borrowing Capacity (2)	167,215	2.3%
Commercial Lines of Credit	50,000	0.7%
Total Liquidity	$2,184,701	30.5%

(1) Capacity based on internal guidelines
(2) Capacity based on pledged loan collateral specific to the FHLB or FRB, as applicable
(3) Availability to borrow from the FHLB is permitted up to 40% of the Bank's assets or $2.9 billion. At June 30, 2020, we had $961.7 million and $187.6 million in outstanding advances and letters of credit with the FHLB, respectively.

The Company’s capital levels continue to be significantly above the minimum levels required for regulatory capital purposes. At June 30, 2020, our Tier 1 Leverage, Common Equity Tier 1 Risk-Based, Tier 1 Risk-Based and Total Risk-Based Capital ratios were 9.1%, 14.7%, 16.3% and 17.4%, respectively. Refer to Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Capital Adequacy" for further details regarding our capital levels at June 30, 2020. The following graphs depict the Company’s capital position in relation to current regulatory requirements including capital conservation buffers:

Tier 1 Leverage Ratio

9.1%
$365mm, or 128%, above regulatory minimum
4.0%
Regulatory Minimum
6/30/2020

Common Equity Tier 1 Risk-Based Ratio

14.7%
$307mm, or 110%, above regulatory minimum
7.0%
Regulatory Minimum
6/30/2020

Tier 1 Risk-Based Capital Ratio

16.3%
$309mm, or 91%, above regulatory minimum
8.5%
Regulatory Minimum
6/30/2020

Total Risk-Based Capital Ratio

17.4%
$277mm, or 66%, above regulatory minimum
10.5%
Regulatory Minimum
6/30/2020

Results of Operations - Three Months Ended June 30, 2020 and 2019

Overview

For the three months ended June 30, 2020, our net income was $9.3 million as compared to $11.7 million for the same period last year. The decrease of $2.3 million, or 20.1%, was attributed primarily to an increase of $4.8 million in provision for loan losses, a decrease in noninterest income of $817 thousand and an increase in noninterest expense of $639 thousand, partially offset by an increase in net interest income of $2.6 million and a decrease of $1.3 million in income tax expense. Pre-tax, pre-provision net earnings increased by $1.1 million, or 6.5%, for the three months ended June 30, 2020 as compared to the same period last year.

Net Interest Income

Net interest income increased by $2.6 million, or 8.4%, to $33.1 million for the three months ended June 30, 2020 from $30.6 million for the same period last year. Net interest income was primarily impacted by a $6.7 million decrease in interest expense on deposits due to a 56 basis point decline in the cost of interest-bearing deposits. Additionally, interest expense on FHLB advances decreased $725 thousand primarily related to a decline in the average balance of FHLB advances of $131.8 million as compared to the same period last year. The decreases in interest expense were partially offset by decreases of $2.8 million and $1.8 million in interest income on loans and investments, respectively, primarily related to decreases in their yields of 21 basis points and 106 basis points, respectively, partially offset by a $52.0 million increase in the average balance of loans. Our net interest margin of 1.88% during the three months ended June 30, 2020 increased from 1.75% during the same period last year. The improvement in our net interest margin was primarily due to the 56 basis point decline in the cost of interest-bearing deposits, which benefited from the decline in market interest rates which began in August 2019 but significantly accelerated in March 2020. As discussed above, this item was partially offset by a 21 basis point and 106 basis point decline in the yield on loans and investments, respectively.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended June 30, 2020 and 2019. The average balances are daily averages.

	For the Three Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,075,885	$38,551	3.78%	$3,860,863	$39,384	4.08%
Single family residential	1,955,592	16,867	3.45%	2,142,027	19,040	3.56%
Commercial real estate	209,725	2,411	4.60%	194,775	2,347	4.82%
Construction, land and NM	21,391	361	6.79%	12,948	244	7.56%
Total Loans (1)	6,262,593	58,190	3.72%	6,210,613	61,015	3.93%
Investment securities	653,221	2,316	1.42%	665,174	4,118	2.48%
Cash, cash equivalents and restricted cash	127,565	55	0.17%	92,154	522	2.27%
Total interest-earning assets	7,043,379	60,561	3.44%	6,967,941	65,655	3.77%
Noninterest-earning assets (2)	63,821			76,137
Total assets	$7,107,200			$7,044,078
Interest-Bearing Liabilities
Transaction accounts	$272,160	332	0.48%	$203,362	701	1.36%
Money market demand accounts	1,422,739	3,314	0.92%	1,385,957	4,835	1.38%
Time deposits	3,557,504	16,175	1.80%	3,512,838	20,935	2.36%
Total deposits	5,252,403	19,821	1.49%	5,102,157	26,471	2.05%
FHLB advances	961,410	5,685	2.38%	1,093,160	6,410	2.35%
Junior subordinated debentures	61,857	332	2.16%	61,857	632	4.10%
Senior debt	94,458	1,575	6.67%	94,335	1,574	6.67%
Total interest-bearing liabilities	6,370,128	27,413	1.71%	6,351,509	35,087	2.19%
Noninterest-bearing deposit accounts	64,744			40,086
Other noninterest-bearing liabilities	71,662			56,553
Total liabilities	6,506,534			6,448,148
Total stockholders' equity	600,666			595,930
Total liabilities and stockholders' equity	$7,107,200			$7,044,078

Net interest spread (3)			1.73%			1.58%
Net interest income/margin (4)		$33,148	1.88%		$30,568	1.75%
(1)  Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $4.0 million and $3.9 million for the three months ended June 30, 2020 and 2019, respectively.
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

	Three Months Ended June 30, 2020 vs 2019
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$2,137	$(2,970)	$(833)
Single family residential	(1,604)	(569)	(2,173)
Commercial real estate	174	(110)	64
Construction, land and NM	144	(27)	117
Total Loans	851	(3,676)	(2,825)
Investment securities	(73)	(1,729)	(1,802)
Cash, cash equivalents and restricted cash	147	(614)	(467)
Total interest-earning assets	925	(6,019)	(5,094)
Interest-Bearing Liabilities
Transaction accounts	180	(549)	(369)
Money market demand accounts	123	(1,644)	(1,521)
Time deposits	259	(5,019)	(4,760)
Total deposits	562	(7,212)	(6,650)
FHLB advances	(804)	79	(725)
Junior subordinated debentures	—	(300)	(300)
Senior debt	1	—	1
Total interest-bearing liabilities	(241)	(7,433)	(7,674)

Net Interest Income	$1,166	$1,414	$2,580

Total interest income decreased by $5.1 million, or 7.8%, for the three months ended June 30, 2020 as compared to the same period last year. As discussed above, interest income from loans decreased $2.8 million as the yield on loans decreased by 21 basis points, partially offset by a $52.0 million increase in the average balance of loans. The decline in our loan yield was primarily caused by a net increase of $3.6 million in the cost of our interest rate swaps resulting from the decline in variable interest rate payments received in connection with our swap agreements caused by reductions in the federal funds rate approved by the Federal Reserve Board of Governor's Federal Open Market Committee ("FOMC") beginning in August 2019 and, to a lesser extent, the prepayment of higher yielding loans, which were being replaced by loans at lower interest rates, partially offset by a $1.1 million increase in loan prepayment fee income. The volume of new loans originated totaled $487.9 million and $447.4 million for the three months ended June 30, 2020 and 2019, respectively. The weighted average rate on new loans for the three months ended June 30, 2020 was 3.78% as compared to 4.44% for the same period last year. The decline in the average coupon on originations was primarily due to the decline in market interest rates. Loan prepayment speeds were 23.0% and 17.7% during the three months ended June 30, 2020 and 2019, respectively. The weighted average rate on loan payoffs/curtailments during the three months ended June 30, 2020 was 4.18% as compared to 4.33% for the same period last year. Additionally, interest income on investments decreased $1.8 million, compared to the same period last year, due to a decrease in the average yield on investment securities of 106 basis points generally caused by variable rate securities repricing to lower current interest rates, as well as the accelerated prepayment of securities backed by mortgages.

Total interest expense decreased $7.7 million to $27.4 million for the three months ended June 30, 2020 from $35.1 million for the same period last year primarily related to a decrease of $6.7 million in interest expense on deposits caused by a 56 basis point decline in the cost of interest-bearing deposits predominantly due to a reduction in short-term interest rates attributed to the FOMC's interest rate cuts. Additionally, interest expense on FHLB advances decreased $725 thousand primarily related to a decline in the average balance of FHLB advances of $131.8 million as compared to the same period last year.

Provision for Loan Losses

For the quarter ended June 30, 2020, we recorded loan loss provisions of $5.3 million compared to $450 thousand for the same period last year. The loan loss provision recognized during the current quarter was primarily recorded to set aside reserves for the uncertain economic impacts associated with the COVID-19 pandemic. See Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "COVID-19" for additional information. Nonperforming loans totaled $4.9 million, or 0.08% of total loans, at June 30, 2020, compared to $6.3 million, or 0.10%, and $11.7 million, or 0.19%, of total loans, at December 31, 2019 and June 30, 2019, respectively. Total criticized loans declined by $1.3 million, or 2.8%, during the six months ended June 30, 2019 as compared to December 31, 2019. Our allowance for loan losses as a percentage of total loans was 0.73% at June 30, 2020 as compared to 0.58% and 0.56% at December 31, 2019 and June 30, 2019, respectively.

Noninterest Income

Noninterest income decreased by $817 thousand, or 54.9%, to $671 thousand for the three months ended June 30, 2020 from $1.5 million for the same period last year.

The following table presents the major components of our noninterest income:

	For the Three Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
Gain on sale of loans	$—	$197	$(197)	(100.0)%
FHLB dividends	374	552	(178)	(32.2)%
Fee income	97	63	34	54.0%
Other	200	676	(476)	(70.4)%
Total noninterest income	$671	$1,488	$(817)	(54.9)%
The decrease in noninterest income for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, was primarily due to a non-recurring equipment recovery of $384 thousand and a $197 thousand gain on sale of loans, both recognized during the second quarter of 2019, as well as a decrease in FHLB dividends of $178 thousand during the current quarter compared to the same period last year. The FHLB decreased its annualized dividend rate from 7% to 5% during the quarter ended June 30, 2020, as compared to the same period last year.

Noninterest Expense

Noninterest expense increased $639 thousand, or 4.3%, to $15.3 million for the three months ended June 30, 2020 from $14.7 million for the three months ended June 30, 2019.

The following table presents the components of our noninterest expense for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$10,300	$8,614	$1,686	19.6%
Deposit insurance premium	471	487	(16)	(3.3)%
Professional and regulatory fees	454	457	(3)	(0.7)%
Occupancy	1,101	1,399	(298)	(21.3)%
Depreciation and amortization	687	664	23	3.5%
Data processing	1,038	945	93	9.8%
Marketing	330	1,071	(741)	(69.2)%
Other expenses	967	1,072	(105)	(9.8)%
Total noninterest expense	$15,348	$14,709	$639	4.3%
The increase in noninterest expense during the quarter ended June 30, 2020 compared to the same period last year was primarily attributable to a $1.7 million increase in compensation costs mainly due to an increase in the required accrual for post-employment related benefits caused by an increase in the estimated future costs resulting from a decline in long-term interest rates, as well as an increase in our headcount. At June 30, 2020, we had 285 full time equivalent employees ("FTEs") compared to 270 FTEs at June 30, 2019. The compensation increase was partially offset by a $741 thousand decrease in marketing costs related to deposit gathering efforts and a $298 thousand decline in occupancy costs related to the relocation of two facilities in late 2019.
Income Tax Expense

For the three months ended June 30, 2020, we recorded income tax expense of $3.9 million as compared to $5.2 million for the same period last year with effective tax rates of 29.5% and 31.0%, respectively. The variance in effective rates was primarily due to the vesting and settlement of stock awards and non-deductible executive compensation.

Results of Operations - Six Months Ended June 30, 2020 and 2019

Overview

For the six months ended June 30, 2020, our net income was $16.9 million as compared to $23.7 million for the six months ended June 30, 2019. The decrease of $6.8 million, or 28.6%, was primarily attributable to a $9.8 million increase in the provision for loan losses, a decrease of $1.4 million in noninterest income and an increase of $1.2 million in noninterest expense, partially offset by an increase of $2.6 million in net interest income and a decrease of $3.1 million in the provision for income taxes as compared to the same period last year. Pre-tax, pre-provision net earnings decreased by $45 thousand, or 0.1%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Net Interest Income

Net interest income increased by $2.6 million, or 4.2%, to $65.3 million for the six months ended June 30, 2020 from $62.7 million for the same period last year primarily due to a decrease of $6.4 million in interest expense on deposits related to a 31 basis point decline in the cost of interest-bearing deposits. Additionally, interest expense on FHLB advances decreased by $1.9 million primarily related to decreases in the average balance and cost of FHLB advances of $131.0 million and nine basis points, respectively. These decreases in interest expense were partially offset by decreases in interest income on loans and investments of $3.2 million and $2.4 million, respectively. The decline in interest income on loans was due to a 13 basis points decrease in the average yield on our loan portfolio, partially offset by a $48.5 million increase in the average balance of loans. The decline in interest income on investments was primarily related to a decrease in the average yield of our investment portfolio of 71 basis points related to declining market interest rates. Net interest margin for the six months ended June 30, 2020 was 1.86%, compared to 1.81% for the same period last year. The increase in our margin was primarily related to the 31 basis point decline in the cost of our interest-bearing deposits, partially offset by declines of 13 basis points and 71 basis points in the yields of our loan and investment portfolios, respectively, as discussed above.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the six months ended June 30, 2020 and 2019. The average balances are daily averages.

	For the Six Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,042,681	$79,146	3.92%	$3,789,106	$77,185	4.07%
Single family residential	1,967,298	34,257	3.48%	2,196,050	39,881	3.63%
Commercial real estate	206,921	4,766	4.61%	192,144	4,603	4.79%
Construction, land and NM	21,363	726	6.83%	12,468	399	6.45%
Total Loans (1)	6,238,263	118,895	3.81%	6,189,768	122,068	3.94%
Investment securities	647,389	5,619	1.74%	656,538	8,043	2.45%
Cash, cash equivalents and restricted cash	120,380	372	0.62%	82,967	922	2.24%
Total interest-earning assets	7,006,032	124,886	3.57%	6,929,273	131,033	3.78%
Noninterest-earning assets (2)	65,288			76,949
Total assets	$7,071,320			$7,006,222
Interest-Bearing Liabilities
Transaction accounts	$249,520	903	0.72%	$211,747	1,422	1.34%
Money market demand accounts	1,390,479	7,453	1.06%	1,369,041	8,833	1.28%
Time deposits	3,563,700	36,046	2.02%	3,469,932	40,504	2.32%
Total deposits	5,203,699	44,402	1.69%	5,050,720	50,759	2.00%
FHLB advances	977,650	11,243	2.31%	1,108,629	13,182	2.40%
Junior subordinated debentures	61,857	825	2.68%	61,857	1,283	4.18%
Senior debt	94,442	3,153	6.68%	94,319	3,149	6.68%
Total interest-bearing liabilities	6,337,648	59,623	1.87%	6,315,525	68,373	2.16%
Noninterest-bearing deposit accounts	55,529			40,743
Other noninterest-bearing liabilities	69,745			58,552
Total liabilities	6,462,922			6,414,820
Total stockholders' equity	608,398			591,402
Total liabilities and stockholders' equity	$7,071,320			$7,006,222

Net interest spread (3)			1.70%			1.62%
Net interest income/margin (4)		$65,263	1.86%		$62,660	1.81%

(1)  Non-accrual loans and loans held for sale are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $7.7 million and $6.6 million for the six months ended June 30, 2020 and 2019, respectively.
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

	Six Months Ended June 30, 2020 vs 2019
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$4,930	$(2,969)	$1,961
Single family residential	(4,027)	(1,597)	(5,624)
Commercial real estate	342	(179)	163
Construction, land and NM	302	25	327
Total Loans	1,547	(4,720)	(3,173)
Investment securities	(111)	(2,313)	(2,424)
Cash, cash equivalents and restricted cash	305	(855)	(550)
Total interest-earning assets	1,741	(7,888)	(6,147)
Interest-Bearing Liabilities
Transaction accounts	221	(740)	(519)
Money market demand accounts	136	(1,516)	(1,380)
Time deposits	1,029	(5,487)	(4,458)
Total deposits	1,386	(7,743)	(6,357)
FHLB advances	(1,472)	(467)	(1,939)
Senior debt	4	—	4
Junior subordinated debentures	—	(458)	(458)
Total interest-bearing liabilities	(82)	(8,668)	(8,750)

Net Interest Income	$1,823	$780	$2,603

Total interest income decreased by $6.1 million, or 4.7%, for the six months ended June 30, 2020 as compared to the same period last year. The decrease was primarily due to a $3.2 million decrease in interest income earned on loans resulting from a 13 basis point decrease in our loan yield, partially offset by growth in the average daily balance of loans of $48.5 million, as compared to the same period last year. The decline in our loan yield was primarily caused by a net increase of $4.0 million in the cost of our interest rate swaps and the prepayment of higher yielding loans, which were being replaced by loans at lower interest rates, partially offset by a $1.3 million increase in loan prepayment fee income. The volume of new loans originated totaled $800.6 million and $759.0 million for the six months ended June 30, 2020 and 2019, respectively. Additionally, during the six months ended June 30, 2020, we purchased multifamily residential loans with a total loan balance of $20.4 million and a weighted average estimated yield of 3.51%. The weighted average rate on new loans for the six months ended June 30, 2020 was 3.87% as compared to 4.51% for the same period last year. The decline in the average coupon on originations was primarily due to the decline in market interest rates. Loan prepayment speeds were 21.3% and 15.7% during the six months ended June 30, 2020 and 2019, respectively. The weighted average rate on loan payoffs/curtailments during the six months ended June 30, 2020 was 4.25% as compared to 4.27% for the same period last year. Additionally, interest income on investments decreased by $2.4 million due to a decrease in the yield on investment securities of 71 basis points. The decline in our investment yield was generally caused by variable rate securities repricing to lower current interest rates, as well as the accelerated prepayment of securities backed by mortgages.

Total interest expense decreased $8.8 million to $59.6 million for the six months ended June 30, 2020 from $68.4 million for the same period last year. Interest expense on deposits decreased $6.4 million due to the cost of interest-bearing deposits decreasing 31 basis points, partially offset by average daily deposit balances increasing by $153.0 million from period to period. The decrease in our cost of interest-bearing deposits compared to the same period last year is predominantly due to a decline in short-term interest rates due to the FOMC's interest rate cuts. Interest expense on advances from the FHLB decreased by $1.9 million during the six months ended June 30, 2020 compared to the same period last year, primarily due to a decrease in the average balance and cost of FHLB advances of $131.0 million and nine basis points, respectively.

Provision for Loan Losses

Provision for loan losses totaled $10.6 million for the six months ended June 30, 2020 as compared to $750 thousand for the same period last year. The loan loss provision recognized during the first six months of 2020 was primarily recorded to set aside reserves for the uncertain economic impacts associated with the COVID-19 pandemic. See Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "COVID-19" for additional information.

Noninterest Income

Noninterest income decreased by $1.4 million, or 48.8%, to $1.5 million for the six months ended June 30, 2020 from $2.9 million for the same period last year.

The following table presents the major components of our noninterest income:

	For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
Gain on sale of loans	$—	$530	$(530)	(100.0)%
FHLB dividends	909	1,047	(138)	(13.2)%
Fee income	58	348	(290)	(83.3)%
Other	502	943	(441)	(46.8)%
Total noninterest income	$1,469	$2,868	$(1,399)	(48.8)%
The decrease in noninterest income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to a $530 thousand gain on sale of loans and a non-recurring equipment recovery of $384 thousand, both recognized during the prior year to date period, as well as a $344 thousand decrease in servicing fee income related to elevated actual and estimated prepayments on serviced loans that decreased the fair value of our mortgage servicing rights in the current year to date period.

Noninterest Expense

Noninterest expense increased $1.2 million, or 4.0%, to $32.2 million for the six months ended June 30, 2020 from $31.0 million for the same period last year.

The following table presents the components of our noninterest expense for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$21,505	$18,666	$2,839	15.2%
Deposit insurance premium	947	985	(38)	(3.9)%
Occupancy	2,241	2,789	(548)	(19.6)%
Depreciation and amortization	1,356	1,329	27	2.0%
Professional and regulatory fees	885	898	(13)	(1.4)%
Marketing	1,205	2,225	(1,020)	(45.8)%
Data processing	2,005	1,864	141	7.6%
Other expenses	2,063	2,202	(139)	(6.3)%
Total noninterest expense	$32,207	$30,958	$1,249	4.0%
The increase in noninterest expense during the six months ended June 30, 2020 as compared to the same period last year was primarily attributable to a $2.8 million increase in compensation costs mainly due to an increase in the required accrual for post-employment related benefits caused by an increase in the estimated future costs resulting from a decline in long-term interest rates, as well as an increase in our headcount. This increase was partially offset by a $1.0 million decrease in marketing costs related to deposit gathering efforts and a $548 thousand decline in occupancy costs related to the relocation of two facilities in late 2019.

Income Tax Expense

For the six months ended June 30, 2020, we recorded income tax expense of $7.1 million as compared to income tax expense of $10.2 million for the same period last year with effective tax rates of 29.5% and 30.0%, respectively. The variance in effective rates was primarily due to the vesting and settlement of stock awards and non-deductible executive compensation.

Financial Condition - As of June 30, 2020 and December 31, 2019

Total assets at June 30, 2020 were $7.2 billion, an increase of $122.5 million, or 1.7%, from December 31, 2019. The increase was primarily due to a $78.9 million increase in cash, cash equivalents and restricted cash, a $50.1 million increase in loans and a $10.3 million increase in available for sale debt securities. Total liabilities were $6.6 billion at June 30, 2020, an increase of $140.3 million, or 2.2%, from December 31, 2019. The increase in total liabilities was primarily attributable to growth in our deposits of $148.8 million, partially offset by a decrease in FHLB advances of $17.0 million compared to December 31, 2019.

Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of June 30, 2020 and December 31, 2019, our total loans held for investment amounted to $6.3 billion and $6.2 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of June 30, 2020		As of December 31, 2019
(Dollars in thousands)	Amount	% of total	Amount	% of total
Real estate loans held for investment
Multifamily residential	$4,058,111	65.1%	$3,962,929	64.1%
Single family residential	1,942,375	31.2%	1,993,484	32.3%
Commercial real estate	210,425	3.4%	202,452	3.3%
Construction and land	18,118	0.3%	20,565	0.3%
Non-mortgage	100	—%	100	—%
Total loans before deferred items	6,229,129	100.0%	6,179,530	100.0%
Deferred loan costs, net	51,910		51,447
Total loans held for investment	$6,281,039		$6,230,977
The relative composition of the loan portfolio has not changed significantly over the past few years. Our primary focus remains multifamily real estate lending, which constitutes 65% and 64% of our portfolio at June 30, 2020 and December 31, 2019, respectively. Single family residential lending is our secondary lending emphasis and represents 31% and 32% of our portfolio at June 30, 2020 and December 31, 2019, respectively. Single family residential loans have decreased slightly from the prior year due to elevated prepayments attributable to customers refinancing their hybrid-ARM loans to take advantage of lower long-term interest rates.

We recognize that these two loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 586.7% and 562.3% as of June 30, 2020 and December 31, 2019, respectively. Our single family loans as a percentage of risk-based capital were 283.1% and 285.2% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At June 30, 2020, 62%, 26% and 10% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 61%, 26% and 11%, respectively, at December 31, 2019.

Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual evaluations of income property loans and semi-annual stress testing. Although we have temporarily tightened lending standards in response to the COVID-19 pandemic and have temporarily stopped accepting applications for loans secured by nonresidential commercial properties and construction projects, we expect to continue modestly growing our single family residential and multifamily residential loan portfolios.

We have a small portfolio of construction loans with commitments (funded and unfunded) totaling $36.2 million and $39.4 million at June 30, 2020 and December 31, 2019, respectively. Our construction lending typically focuses on single family residential projects with completed values of $5.0 million or less and multifamily projects with loan commitments of $15.0 million or less. In response to the aforementioned pandemic, we expect growth of our construction loan portfolio to be limited.
The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Loan Inflows:
Multifamily residential	$259,495	$259,948	$444,551	$458,333
Single family residential	218,801	154,105	334,392	258,326
Commercial real estate	7,166	20,200	12,106	29,130
Construction and land	2,429	13,187	9,583	13,187
Purchases	—	10,052	20,380	10,052
Total loans originated	487,891	457,492	821,012	769,028

Loan Outflows:
Loan principal reductions and payoffs	(428,849)	(322,752)	(789,181)	(569,968)
Portfolio loan sales	—	2,402	—	(50,447)
Other (1)	3,682	(4,097)	18,231	(1,930)
Total loan outflows	(425,167)	(324,447)	(770,950)	(622,345)
Net increase in total loan portfolio	$62,724	$133,045	$50,062	$146,683

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loan costs, fair value adjustments and, to the extent applicable, may include foreclosures, charge-offs, negative amortization and interest capitalized as a result of COVID-19 modifications.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At June 30, 2020, our multifamily real estate portfolio had an average loan balance of $1.6 million, an average unit count of 15.0 units, a weighted average loan to value of 57.0% and a weighted average debt service coverage ratio of 1.52, as compared to an average loan balance of $1.6 million, an average unit count of 15.2 units, a weighted average loan to value of 56.9% and a weighted average debt service coverage ratio of 1.49 at December 31, 2019.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio.

The majority of our originations are for purchase transactions, but we also provide refinancings. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At June 30, 2020, our single family residential real estate portfolio had an average loan balance of $924 thousand, a weighted average loan to value of 64.5% and a weighted average credit score at origination/refreshed of 751. At December 31, 2019, our single family residential real estate portfolio had an average loan balance of $905 thousand, a weighted average loan to value of 64.6% and a weighted average credit score at origination/refreshed of 750.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on nonresidential commercial real estate. Our commercial real estate loans are generally used to finance the purchase of established multi-tenant industrial, office and retail sites. At June 30, 2020, our commercial real estate portfolio had an average loan balance of $2.1 million, a weighted average loan to value of 55.5% and a weighted average debt service coverage ratio of 1.60, as compared to an average loan balance of $2.1 million, a weighted average loan to value of 55.9% and a weighted average debt service coverage ratio of 1.57 at December 31, 2019. As a result of the COVID-19 pandemic, we have temporarily ceased originating commercial real estate loans.

Other. Other categories of loans included in our portfolio include construction loans and non-mortgage loans. Construction loans currently consist primarily of single family construction projects. The non-mortgage loans in our portfolio were provided in support of community investment efforts. As a result of the COVID-19 pandemic, we have temporarily ceased originating other loans.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
As of June 30, 2020:
Loans
Real estate mortgage loans:
Multifamily residential	$16	$1,300	$4,056,795	$4,058,111
Single family residential	3,770	1,249	1,937,356	1,942,375
Commercial real estate	—	1,620	208,805	210,425
Construction and land	10,312	7,806	—	18,118
Non-mortgage	—	—	100	100
Total loans	$14,098	$11,975	$6,203,056	$6,229,129

Fixed interest rates	$—	$26	$27,764	$27,790
Floating or hybrid adjustable rates	14,098	11,949	6,175,292	6,201,339
Total loans	$14,098	$11,975	$6,203,056	$6,229,129
As of December 31, 2019:
Loans
Real estate mortgage loans:
Multifamily residential	$—	$1,498	$3,961,431	$3,962,929
Single family residential	1,445	1,403	1,990,636	1,993,484
Commercial real estate	58	1,640	200,754	202,452
Construction and land	15,884	4,681	—	20,565
Non-mortgage	—	—	100	100
Total loans	$17,387	$9,222	$6,152,921	$6,179,530

Fixed interest rates	$—	$352	$29,828	$30,180
Floating or hybrid adjustable rates	17,387	8,870	6,123,093	6,149,350
Total loans	$17,387	$9,222	$6,152,921	$6,179,530

Our fixed interest rate loans are primarily secured by single family residential properties in conjunction with our efforts to provide affordable housing to low-to-moderate income individuals. Our floating and adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of 3 to 10 years and then convert to quarterly or semi-annual adjustments thereafter. As of June 30, 2020 and December 31, 2019, $4.1 billion and $3.9 billion, respectively, of our floating or hybrid adjustable rate loans were at their floor rates. The weighted average minimum interest rate on loans at their floor rates was 4.12% and 4.14% at June 30, 2020 and December 31, 2019, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.5 billion at both June 30, 2020 and December 31, 2019. These loans had a weighted average term to first repricing date of 3.37 years and 3.42 years at June 30, 2020 and December 31, 2019, respectively.

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

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Non-accrual loans
Multifamily residential portfolio	$533	$541
Single family residential portfolio	4,358	5,792
Total non-accrual loans	4,891	6,333
Real estate owned	—	—
Total nonperforming assets	$4,891	$6,333
Performing TDRs	$1,284	$1,305
Allowance for loan losses to period end nonperforming loans	940.20%	568.47%
Nonperforming loans to period end loans	0.08%	0.10%
Nonperforming assets to total assets	0.07%	0.09%
Nonperforming loans plus performing TDRs to total loans	0.10%	0.12%

When assessing whether a loan should be placed on non-accrual status because contractual payments appear doubtful, consideration is given to information we collect from third parties and our borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.
For the three and six months ended June 30, 2020, $28 thousand and $51 thousand, respectively, in interest income was recognized on non-accrual loans subsequent to their classification as non-accrual, compared to $34 thousand and $37 thousand, for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2020, the Company recorded $15 thousand and $31 thousand, respectively, of interest income related to performing TDR loans, compared to $46 thousand and $94 thousand for the three and six months ended June 30, 2019, respectively. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $70 thousand and $141 thousand for the three and six months ended June 30, 2020, respectively, compared to $34 thousand and $56 thousand for the three and six months ended June 30, 2019, respectively.

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Allowance for loan losses at beginning of period	$40,657	$34,692	$36,001	$34,314
Charge-offs:
Single family residential	—	—	(722)	—
Total charge-offs	—	—	(722)	—
Recoveries:
Single family residential	3	4	6	7
Construction and land	75	75	150	150
Total recoveries	78	79	156	157
Net recoveries (charge-offs)	78	79	(566)	157
Provision for loan losses	5,250	450	10,550	750
Allowance for loan losses at period end	$45,985	$35,221	$45,985	$35,221
Allowance for loan losses to period end loans held for investment	0.73%	0.56%	0.73%	0.56%
Annualized net (recoveries) charge-offs to average loans	(0.00)%	(0.01)%	0.02%	(0.01)%
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

The following table presents the book value of our investment portfolio as of the dates indicated:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities (at fair value):
Government and Government Sponsored Entities:
Residential mortgage backed securities ('MBS") and collateralized mortgage obligations ("CMOs")	$261,617	39.83%	$145,192	22.44%
Commercial MBS and CMOs	358,011	54.51%	356,169	55.05%
Agency bonds	15,696	2.39%	123,713	19.12%
Total available for sale debt securities	635,324	96.73%	625,074	96.61%
Held to maturity (at amortized cost):
Government Sponsored Entities:
Residential MBS	9,321	1.42%	10,087	1.56%
Other investments	79	0.01%	83	0.01%
Total held to maturity debt securities	9,400	1.43%	10,170	1.57%
Equity securities (at fair value)	12,070	1.84%	11,782	1.82%
Total investment securities	$656,794	100.00%	$647,026	100.00%

At June 30, 2020, there was no issuer, other than U.S. government agencies, where the aggregate book value or market value of such issuer’s securities held by the Company exceeded 10% of our stockholders’ equity.

Deposits

Representing 81.9% of our total liabilities as of June 30, 2020, deposits are our primary source of funding for our business operations. We have historically maintained and grown our deposit customer base in various rate environments based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure, "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations and transaction accounts. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits from deposit brokers and/or the State of California.

Total deposits increased by $148.8 million, or 2.8%, to $5.4 billion at June 30, 2020 from $5.2 billion as of December 31, 2019. Retail deposits increased $184.8 million, while wholesale deposits decreased $36.0 million. Time deposits represent 63.9% and 67.4% of total deposits at June 30, 2020 and December 31, 2019, respectively. We consider approximately 79.2% of our retail deposits at June 30, 2020 to be core deposits based on our internal methodology, which gives consideration to the tenure of customer relationships, product penetration and the relative cost of the deposit accounts.

Our loan to deposit ratio was 116.67% and 119.03% at June 30, 2020 and December 31, 2019, respectively. The decline in this ratio was primarily due to the growth of our total deposits outpacing the net growth in our loan portfolio due to elevated loan prepayments during the six months ended June 30, 2020. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth and to strategically manage our interest rate risk, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.

The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$64,744	—%	1.1%	$40,086	—%	0.8%
Interest-bearing transaction accounts	272,160	0.48%	5.1%	203,362	1.36%	4.0%
Money market demand accounts	1,422,739	0.92%	26.8%	1,385,957	1.38%	27.0%
Time deposits	3,557,504	1.80%	67.0%	3,512,838	2.36%	68.2%
Total	$5,317,147	1.49%	100.0%	$5,142,243	2.05%	100.0%

	Six Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$55,529	—%	1.1%	$40,743	—%	0.8%
Interest-bearing transaction accounts	249,520	0.72%	4.7%	211,747	1.34%	4.2%
Money market demand accounts	1,390,479	1.06%	26.4%	1,369,041	1.28%	26.9%
Time deposits	3,563,700	2.02%	67.8%	3,469,932	2.32%	68.1%
Total	$5,259,228	1.69%	100.0%	$5,091,463	2.00%	100.0%

The following table sets forth the maturity of time deposits as of June 30, 2020:

(Dollars in thousands except for column headings)	Under $100,000	$100,000 and greater
Remaining maturity:
Three months or less	$375,305	$1,032,994
Over three through six months	59,901	316,555
Over six through twelve months	212,230	1,054,304
Over twelve months	64,021	325,719
Total	$711,457	$2,729,572
Percent of total deposits	13.22%	50.70%

The Company had time deposits that met or exceeded the FDIC insurance limit of $250 thousand of $1.6 billion and $1.4 billion at June 30, 2020 and December 31, 2019, respectively. At the same dates, the Company had $380.0 million and $416.0 million, respectively, of wholesale deposits.
FHLB Advances and Other Borrowings

In addition to deposits, we utilize collateralized FHLB borrowings to fund our loan growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances decreased $17.0 million, or 1.7%, to $961.7 million at June 30, 2020 compared to $978.7 million at December 31, 2019. As of June 30, 2020 and December 31, 2019, the Bank had FHLB letters of credit outstanding totaling $187.6 million and $62.6 million, respectively.

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

	June 30, 2020		December 31, 2019		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	1.69%	$41,238	3.27%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	1.93%	$20,619	3.51%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
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

The following table presents information regarding our FHLB advances and other borrowings as of and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
FHLB advances
Average amount outstanding during the period	$961,410	$1,093,160	$977,650	$1,108,629
Maximum amount outstanding at any month-end during the period	963,689	1,052,125	1,040,199	1,052,120
Balance outstanding at end of period	961,747	1,068,817	961,747	1,068,817
Weighted average maturity (in years)	2.3	2.4	2.3	2.4
Weighted average interest rate at end of period	2.19%	2.32%	2.19%	2.32%
Weighted average interest rate during the period	2.38%	2.35%	2.31%	2.40%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857	$61,857	$61,857
Weighted average maturity (in years)	16.5	17.6	16.5	17.6
Weighted average interest rate at end of period	1.77%	3.87%	1.77%	3.87%
Weighted average interest rate during the period	2.16%	4.10%	2.68%	4.18%

Senior unsecured term notes
Balance outstanding at end of period	$94,478	$94,355	$94,478	$94,355
Weighted average maturity (in years)	4.3	5.3	4.3	5.3
Weighted average interest rate at end of period	6.67%	6.67%	6.67%	6.67%
Weighted average interest rate during the period	6.67%	6.67%	6.68%	6.68%

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

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Outstanding at period end	$—	$16,700	$—	$16,700
Average amount outstanding	4,066	52,303	13,910	97,388
Maximum amount outstanding at any month end	—	78,000	63,000	209,700
Weighted average interest rate:
During period	0.22%	2.57%	1.45%	2.57%
End of period	—%	2.52%	—%	2.52%
Stockholders’ Equity

Stockholders’ equity totaled $596.7 million and $614.5 million at June 30, 2020 and December 31, 2019, respectively. The decrease in stockholders' equity was primarily related to stock repurchases of $34.7 million and dividends paid of $6.3 million, partially offset by net income of $16.9 million during the six months ended June 30, 2020.

During the six months ended June 30, 2020, the Company repurchased 3.9 million shares in connection with its stock repurchase program at an average price of $9.01 per share, or a 20.5% discount to tangible book value at June 30, 2020, and a total cost of $34.7 million. During the current quarter, the Company completed its $45.0 million stock repurchase program. Since the inception of the repurchase program, the Company repurchased a total of 4.9 million shares at an average share price of $9.19 in connection with the program.

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

(Dollars in thousands)	June 30, 2020	December 31, 2019
Commitments to fund loans held for investment	$116,477	$103,227
In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $959 thousand and $1.0 million as of June 30, 2020 and December 31, 2019, respectively, which is included in other liabilities and accrued expenses on the unaudited consolidated statements of financial condition. As of June 30, 2020, four loans with an aggregate principal balance of $5.6 million, or 2.1% of the aggregate remaining loan balance in the securitization pool, had been modified for payment deferral related to the COVID-19 pandemic.

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

Contractual Obligations

The following table presents, as of June 30, 2020, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", Note 16. ‘‘Commitments and Contingencies,’’ in the notes to our unaudited consolidated financial statements in this Report.

		Payments Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$3,441,029	$3,051,289	$376,652	$13,088	$—
FHLB advances (1)	961,747	185,000	525,100	251,500	147
Senior debt (1)	95,000	—	—	95,000	—
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases	17,141	4,769	7,230	3,116	2,026
Significant contract (2)	1,613	1,613	—	—	—
Total	$4,578,387	$3,242,671	$908,982	$362,704	$64,030

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

Our total deposits at June 30, 2020 and December 31, 2019 were $5.4 billion and $5.2 billion, respectively. Based on the values of loans pledged as collateral, our $961.7 million of FHLB advances outstanding and our $187.6 million of FHLB letters of credit, we had $613.1 million of additional borrowing capacity with the FHLB at June 30, 2020. Based on the values of loans pledged as collateral, we had $167.2 million of borrowing capacity with the FRB at June 30, 2020. There were no outstanding advances with the FRB at June 30, 2020. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at June 30, 2020, none of which was advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Available cash balances at correspondent banks, including amounts at the FRB, totaled $154.5 million at June 30, 2020.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of June 30, 2020 and December 31, 2019, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At June 30, 2020, the capital conservation buffer was 2.50%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of June 30, 2020
Tier 1 Leverage Ratio	$648,676	9.14%	$283,953	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	586,819	14.70%	179,581	4.50%	$279,348	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	648,676	16.25%	239,441	6.00%	339,208	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	695,815	17.44%	319,255	8.00%	419,022	10.50%	N/A	N/A
As of December 31, 2019
Tier 1 Leverage Ratio	$671,580	9.47%	$283,631	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	609,723	15.46%	177,523	4.50%	$276,147	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	671,580	17.02%	236,697	6.00%	335,321	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	708,847	17.97%	315,596	8.00%	414,220	10.50%	N/A	N/A
Luther Burbank Savings
As of June 30, 2020
Tier 1 Leverage Ratio	$729,741	10.28%	$283,831	4.00%	N/A	N/A	$354,789	5.00%
Common Equity Tier 1 Risk-Based Ratio	729,741	18.29%	179,503	4.50%	$279,227	7.00%	259,283	6.50%
Tier 1 Risk-Based Capital Ratio	729,741	18.29%	239,338	6.00%	339,062	8.50%	319,117	8.00%
Total Risk-Based Capital Ratio	776,880	19.48%	319,117	8.00%	418,841	10.50%	398,896	10.00%
As of December 31, 2019
Tier 1 Leverage Ratio	$748,916	10.57%	$283,542	4.00%	N/A	N/A	$354,428	5.00%
Common Equity Tier 1 Risk-Based Ratio	748,916	18.99%	177,437	4.50%	$276,012	7.00%	256,297	6.50%
Tier 1 Risk-Based Capital Ratio	748,916	18.99%	236,582	6.00%	335,158	8.50%	315,443	8.00%
Total Risk-Based Capital Ratio	786,183	19.94%	315,443	8.00%	414,019	10.50%	394,303	10.00%

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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at June 30, 2020. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
June 30, 2020
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(7.8)	(5.3)%
+300 BP	(3.9)	(2.6)%
+200 BP	(1.6)	(1.1)%
+100 BP	(0.4)	(0.2)%
-100 BP	1.4	0.9%
The NII at Risk reported at June 30, 2020 reflects that our earnings are in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. All NII stress tests measures were within our board established limits. During the six months ended June 30, 2020, our NII at Risk decreased as compared to December 31, 2019 due to the decline in interest rates and our interest rate swaps.
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

Interest Rate Risk to Capital (EVE)
June 30, 2020
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(177.8)	(31.2)%
+300 BP	(123.7)	(21.7)%
+200 BP	(86.0)	(15.1)%
+100 BP	(52.8)	(9.3)%
-100 BP	50.5	8.9%
The EVE at Risk reported at June 30, 2020 reflects that our market value of capital is in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. All EVE stress tests measures were within our board established limits. During the six months ended June 30, 2020, our EVE at Risk increased as compared to December 31, 2019 primarily due to the decline in the Company's capital due to stock repurchases and asset growth during the six months ended June 30, 2020, partially offset by the decline in interest rates.
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
We typically utilize FHLB advances with or without embedded interest rate caps to hedge our liability sensitive interest rate risk position. Interest rate caps embedded in FHLB advances do not qualify as derivative contracts as the cost of these contracts is inseparable from the cost of the advances and, as such, is included in interest expense in our unaudited consolidated statements of income. In addition, during 2019, we entered into two, two-year interest rate swaps with a total notional amount of $1.0 billion to hedge the interest rate risk related to certain hybrid multifamily loans which are currently in their fixed rate period. The swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income for loans in our unaudited consolidated statements of income. During the six months ended June 30, 2020, the Company recognized a reduction in interest income of $3.9 million in connection with the swaps.
The following table summarizes FHLB borrowings with embedded caps and the other derivative instruments utilized by us as interest rate risk hedge positions as of June 30, 2020:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
FHLB fixed rate advance	With embedded cap	8	$100,000	$—	$—
Interest rate swap	Fair value hedge	12	500,000	—	7,567
Interest rate swap	Fair value hedge	14	500,000	—	7,156
			$1,100,000	$—	$14,723
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO. Additionally, contracts are in place to ensure that minimum transfer amounts and collateral requirements are established.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2020, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

We are actively working to support our mortgage borrowers to mitigate the impact of the COVID-19 pandemic on them and on our portfolio, including through loan modifications that defer payments for a specified period of time for those who experienced a hardship as a result of the COVID-19 pandemic. As of June 30, 2020, we have modified an aggregate of $398.4 million in principal amount of mortgage loans, representing 6.4% of our loan portfolio. This amount excludes $2.2 million of modified loans that have subsequently paid off. However, our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

Demand for real estate loan products may decline significantly.

There is a risk that COVID-19 could significantly adversely affect the U.S. residential and commercial real estate markets, including decreasing property values, and reduce demand for commercial and multifamily real estate and increased vacancies if businesses fail or close locations. In response to the COVID-19 pandemic, state and local executive orders have been issued in our markets that include moratoriums on evictions for non-payment and limitations on the ability of real estate professionals to conduct their business, among other provisions. As a result, demand for the types of real estate secured loans that we originate may decrease, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Our business and operations are concentrated in California and Washington, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

Unlike many of our larger competitors that maintain significant operations located outside our market areas, substantially all of our customers are individuals and businesses located and doing business in the states of California and Washington. Our operations and profitability may be more adversely affected by a local economic downturn than those of large, more geographically diverse competitors. A downturn in the local economy could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets. A downturn in the local economy may also reduce the ability of depositors to make or maintain deposits with us. Both of these states are currently operating under state-wide state of emergency orders issued in response to the COVID-19 pandemic. For these reasons, any regional or local economic downturn resulting from the COVID-19 pandemic or government responses to the pandemic could have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems. We outsource many of our major systems, such as data processing, deposit processing, loan origination, email and anti-money laundering monitoring systems. Of particular significance is our long term contract for core data processing services with Fiserv. The failure of these systems, or the termination (for force majeure reasons related to COVID-19 or otherwise) of a third party software license or service agreement on which any of these systems is based, could interrupt our operations, and we could experience difficulty in implementing replacement solutions. In many cases, our operations rely heavily on secured processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. Remote working and other factors related to the COVID-19 pandemic may significantly increase the demand and stress on information technology and telecommunications systems. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. Moreover, state and local government orders applicable to non-essential businesses could affect the services we rely on from our third party vendors. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company's monthly repurchases of equity securities during the three months ended June 30, 2020 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (1)
April 1-30, 2020	1,309,286	$9.56	1,309,286	$5,658
May 1-31, 2020	580,128	9.75	580,128	—
June 1-30, 2020	—	—	—	—
Total	1,889,414	$9.62	1,889,414	$—
(1) In August 2018, the Company's Board of Directors authorized the purchase of up to $15.0 million of the Company's common stock from August 17, 2018 through December 31, 2019 (the "Repurchase Program"), which was announced by press release and Current Report on Form 8-K on August 16, 2018 and August 17, 2018, respectively. Under the Repurchase Program, the Company was permitted to acquire its common stock in the open market or in privately negotiated transactions, including 10b5-1 plans. The Repurchase Program could have been modified, suspended or terminated by the Board of Directors at any time without notice. In December 2018, the Company adopted a systematic stock repurchase plan in accordance with, and as part of, the Repurchase Program. The plan was effective from December 17, 2018 until two days following the Company's release of its 2018 year-end financial results and was announced by press release and Current Report on Form 8-K on December 14, 2018. In January 2019, the Company adopted a systematic stock repurchase plan in accordance with, and as part of, the Repurchase Program. The plan was effective from January 31, 2019 until December 31, 2019 and was announced by Current Report on Form 8-K on February 1, 2019. These plans were adopted under the guidelines specified by Rule 10b5-1 and under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and the Company's Insider Trading Policy. On October 23, 2019, the plan was extended from December 31, 2019 to December 31, 2020 and was announced by Current Report on Form 8-K on October 23, 2019. In February 2020, the Company's Board of Directors authorized the repurchase of an additional $15.0 million of the Company's common stock under the Repurchase Program, which was announced on Form 8-K on February 26, 2020. In March 2020, the Company's Board of Directors further authorized the repurchase of an additional $15.0 million of the Company's common stock under the Repurchase Program, which was announced on Form 8-K on March 12, 2020. As of June 30, 2020, the Company had completed its $45.0 million Repurchase Program.

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
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*	X
32.1	Section 1350 Certification of Chief Executive Officer*	X
32.2	Section 1350 Certification of Chief Financial Officer*	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUTHER BURBANK CORPORATION

DATED:	AUGUST 7, 2020	By: /s/ Simone Lagomarsino
Simone Lagomarsino
President and Chief Executive Officer

DATED:	AUGUST 7, 2020	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer