Form 10-Q
period 2020-09-30
Luther Burbank Corp
filed 2020-11-06
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

As of October 30, 2020, there were 52,409,960 shares of the registrant’s common stock, no par value, outstanding.

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

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Cash, cash equivalents and restricted cash	$214,066	$91,325
Available for sale debt securities, at fair value	623,499	625,074
Held to maturity debt securities, at amortized cost (fair value of $8,393 and $10,349 at September 30, 2020 and December 31, 2019, respectively)	7,990	10,170
Equity securities, at fair value	12,070	11,782
Loans receivable, net of allowance for loan losses of $46,063 and $36,001 at September 30, 2020 and December 31, 2019, respectively	6,102,438	6,194,976
Accrued interest receivable	19,894	20,814
Federal Home Loan Bank ("FHLB") stock, at cost	29,612	30,342
Premises and equipment, net	18,750	19,504
Goodwill	3,297	3,297
Prepaid expenses and other assets	40,047	38,544
Total assets	$7,071,663	$7,045,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,276,680	$5,234,717
FHLB advances	961,747	978,702
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $491 and $584 at September 30, 2020 and December 31, 2019, respectively)	94,509	94,416
Accrued interest payable	1,254	2,901
Other liabilities and accrued expenses	66,783	58,771
Total liabilities	6,462,830	6,431,364

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, no par value; 100,000,000 shares authorized; 52,410,053 and 55,999,754 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	415,115	447,784
Retained earnings	187,147	165,236
Accumulated other comprehensive income, net of taxes	6,571	1,444
Total stockholders' equity	608,833	614,464
Total liabilities and stockholders' equity	$7,071,663	$7,045,828
See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and fee income:
Loans	$56,766	$64,010	$175,661	$186,078
Investment securities	2,167	3,900	7,787	11,943
Cash, cash equivalents and restricted cash	83	766	454	1,688
Total interest and fee income	59,016	68,676	183,902	199,709
Interest expense:
Deposits	15,744	27,927	60,146	78,686
FHLB advances	5,307	5,983	16,550	19,165
Junior subordinated deferrable interest debentures	279	604	1,104	1,888
Senior debt	1,574	1,577	4,727	4,725
Total interest expense	22,904	36,091	82,527	104,464
Net interest income before provision for (reversal of) loan losses	36,112	32,585	101,375	95,245
Provision for (reversal of) loan losses	—	(500)	10,550	250
Net interest income after provision for (reversal of) loan losses	36,112	33,085	90,825	94,995
Noninterest income:
Gain on sale of loans	—	77	—	607
FHLB dividends	368	557	1,277	1,604
Other income	219	359	779	1,650
Total noninterest income	587	993	2,056	3,861
Noninterest expense:
Compensation and related benefits	11,408	9,191	32,913	27,857
Deposit insurance premium	482	—	1,429	985
Professional and regulatory fees	431	521	1,316	1,419
Occupancy	1,156	1,425	3,397	4,214
Depreciation and amortization	673	672	2,029	2,001
Data processing	999	945	3,004	2,809
Marketing	306	1,217	1,511	3,442
Other expenses	919	2,098	2,982	4,300
Total noninterest expense	16,374	16,069	48,581	47,027
Income before provision for income taxes	20,325	18,009	44,300	51,829
Provision for income taxes	6,008	5,273	13,089	15,425
Net income	$14,317	$12,736	$31,211	$36,404

Basic earnings per common share	$0.28	$0.23	$0.58	$0.65
Diluted earnings per common share	$0.27	$0.23	$0.58	$0.65
Dividends per common share	$0.06	$0.06	$0.17	$0.17

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$14,317	$12,736	$31,211	$36,404
Other comprehensive income:
Unrealized gain on available for sale debt securities:
Unrealized holding (loss) gain arising during the period	(1)	1,183	7,222	9,156
Tax effect	6	(344)	(2,095)	(2,653)
Net of tax	5	839	5,127	6,503
Unrealized gain on cash flow hedge:
Unrealized holding gain arising during the period	—	—	—	147
Tax effect	—	—	—	(43)
Net of tax	—	—	—	104
Total other comprehensive income	5	839	5,127	6,607
Comprehensive income	$14,322	$13,575	$36,338	$43,011

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive Income (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, June 30, 2019	55,982,491	$449,825	$146,514	$1,128	$597,467
Comprehensive income:
Net income	—	—	12,736	—	12,736
Other comprehensive income	—	—	—	839	839
Settled restricted stock units	377,728	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(178,403)	(1,972)	—	—	(1,972)
Restricted stock forfeitures	(36,045)	(89)	8	—	(81)
Stock based compensation expense	—	786	—	—	786
Shares repurchased	(111,000)	(1,161)	—	—	(1,161)
Cash dividends ($0.06 per share)	—	—	(3,242)	—	(3,242)
Balance, September 30, 2019	56,034,771	$447,389	$156,016	$1,967	$605,372

Balance, June 30, 2020	52,382,895	$414,264	$175,852	$6,566	$596,682
Comprehensive income:
Net income	—	—	14,317	—	14,317
Other comprehensive income	—	—	—	5	5
Issuance of restricted stock awards	11,604	—	—	—	—
Settled restricted stock units	24,188	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(7,797)	(75)	—	—	(75)
Restricted stock forfeitures	(837)	(5)	—	—	(5)
Stock based compensation expense	—	931	—	—	931
Cash dividends ($0.06 per share)	—	—	(3,022)	—	(3,022)
Balance, September 30, 2020	52,410,053	$415,115	$187,147	$6,571	$608,833

See accompanying notes to unaudited consolidated financial statements

				Accumulated Other Comprehensive (Loss) Income (Net of Taxes)		Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities	Cash Flow Hedge
	Shares	Amount
Balance, December 31, 2018	56,379,066	$456,378	$129,806	$(4,935)	$(104)	$581,145
Cumulative effect of change in accounting principal (1)	—	—	(399)	399	—	—
Comprehensive income:
Net income	—	—	36,404	—	—	36,404
Other comprehensive income	—	—	—	6,503	104	6,607
Issuance of restricted stock awards	321,784	—	—	—	—	—
Settled restricted stock units	499,707	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(223,044)	(2,409)	—	—	—	(2,409)
Restricted stock forfeitures	(72,041)	(220)	18	—	—	(202)
Stock based compensation expense	—	2,431	—	—	—	2,431
Shares repurchased	(870,701)	(8,791)	—	—	—	(8,791)
Cash dividends ($0.17 per share)	—	—	(9,813)	—	—	(9,813)
Balance, September 30, 2019	56,034,771	$447,389	$156,016	$1,967	$—	$605,372

Balance, December 31, 2019	55,999,754	$447,784	$165,236	$1,444	$—	$614,464
Comprehensive income:
Net income	—	—	31,211	—	—	31,211
Other comprehensive income	—	—	—	5,127	—	5,127
Issuance of restricted stock awards	261,722	—	—	—	—	—
Settled restricted stock units	94,408	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(64,361)	(666)	—	—	—	(666)
Restricted stock forfeitures	(29,661)	(31)	8	—	—	(23)
Stock based compensation expense	—	2,742	—	—	—	2,742
Shares repurchased	(3,851,809)	(34,714)	—	—	—	(34,714)
Cash dividends ($0.17 per share)	—	—	(9,308)	—	—	(9,308)
Balance, September 30, 2020	52,410,053	$415,115	$187,147	$6,571	$—	$608,833

(1) Represents the impact of adopting Accounting Standards Update ("ASU") 2016-01. See Note 3 to the unaudited consolidated financial statements for further information.

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$31,211	$36,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,029	2,001
Provision for loan losses	10,550	250
Amortization of deferred loan costs, net	11,785	10,386
Amortization of premiums on investment securities, net	2,447	1,039
Gain on sale of loans	—	(607)
Stock based compensation expense, net of forfeitures	2,711	2,211
Change in fair value of mortgage servicing rights	807	652
Change in fair value of equity securities	(288)	(399)
Loss on disposition of leasehold improvements	—	1,120
Other items, net	331	(383)
Effect of changes in:
Accrued interest receivable	920	(1,338)
Accrued interest payable	(1,647)	(969)
Prepaid expenses and other assets	(4,134)	(2,040)
Other liabilities and accrued expenses	(3,780)	5,770
Net cash provided by operating activities	52,942	54,097
Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of available for sale debt securities	188,270	55,523
Proceeds from maturities and paydowns of held to maturity debt securities	2,096	1,216
Proceeds from sales of available for sale debt securities	—	1,000
Purchases of available for sale debt securities	(181,837)	(71,694)
Net decrease (increase) in loans receivable	101,994	(190,602)
Proceeds from loans held for sale previously classified as portfolio loans	—	62,235
Purchase of loans	(20,507)	(10,052)
Redemption of FHLB stock, net	730	1,480
Purchase of premises and equipment	(1,275)	(663)
Net cash provided by (used in) investing activities	89,471	(151,557)
Cash flows from financing activities:
Net increase in deposits	41,963	360,962
Proceeds from long-term FHLB advances	136,500	375,100
Repayment of long-term FHLB advances	(151,955)	(375,022)
Net change in short-term FHLB advances	(1,500)	(166,000)
Shares withheld for taxes on vested restricted stock	(666)	(2,409)
Shares repurchased	(34,714)	(8,791)
Cash paid for dividends	(9,300)	(9,795)
Net cash (used in) provided by financing activities	(19,672)	174,045
Increase in cash, cash equivalents and restricted cash	122,741	76,585
Cash, cash equivalents and restricted cash, beginning of period	91,325	91,697
Cash, cash equivalents and restricted cash, end of period	$214,066	$168,282
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$84,174	$105,433
Income taxes	$15,069	$14,125
Non-cash investing activity:
Loans transferred to held for sale	$—	$61,751

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2020.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited consolidated financial statements and the disclosures provided, and actual results could differ. The estimates utilized to determine the appropriate allowance for loan losses at September 30, 2020 may be materially different from actual results due to the COVID-19 pandemic. See Note 2 to the unaudited consolidated financial statements for additional information regarding the COVID-19 pandemic.

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

(Dollars in thousands, except share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$14,317	$12,736	$31,211	$36,404

Weighted average basic common shares outstanding	52,001,097	55,654,429	53,359,460	56,094,285
Add: Dilutive effects of assumed vesting of restricted stock	156,106	273,104	118,309	219,587
Weighted average diluted common shares outstanding	52,157,203	55,927,533	53,477,769	56,313,872

Income per common share:
Basic EPS	$0.28	$0.23	$0.58	$0.65
Diluted EPS	$0.27	$0.23	$0.58	$0.65
Anti-dilutive shares not included in calculation of diluted earnings per share	26	4,398	17,623	4,381

Qualified Affordable Housing Project Investments

During the quarter ended September 30, 2020, the Company invested in a qualified affordable housing project that is expected to provide federal and California state tax credits in the future. This investment is accounted for using the proportional amortization method. During the quarter ended September 30, 2020, the Company committed to invest $4.8 million, of which $1.6 million has been funded at September 30, 2020, and was included in prepaid expenses and other assets in the unaudited consolidated statement of financial condition. The total unfunded commitment related to the investment totaled $3.3 million at September 30, 2020 and was included in other liabilities and accrued expenses in the unaudited consolidated statement of financial condition. Unfunded commitments are expected to be paid by the Company no later than 2023. During both the three and nine months ended September 30, 2020, the Company recognized amortization expense of $21 thousand and tax benefits related to the investment of $28 thousand. Amortization expense and tax benefits are included in the provision for income taxes in the unaudited consolidated statement of income.

2.     COVID-19
In late March 2020, the Company implemented a loan modification program that permits borrowers who have been financially impacted by the COVID-19 pandemic, and are unable to service their loans, to defer loan payments for a specified period of time. As of September 30, 2020, the Company had modified 269 current outstanding loans with an aggregate principal balance of $397.5 million, representing 6.5% of the Company's loan portfolio. Of these loans, 222 loans with an aggregate principal balance totaling $322.1 million as of September 30, 2020 have returned, or the borrower has indicated they intend to return, to payments following their respective modification period. Excluded from the modified loan amounts above, 15 loans totaling $24.0 million have paid off subsequent to modification as of September 30, 2020. Modified loans under this program have generally been downgraded to a Watch risk rating at the time of their respective modifications. During the nine months ended September 30, 2020, the Company recorded a loan loss reserve of $10.2 million in connection with the potential credit impact from the pandemic. See Note 4 for further discussion regarding loan risk ratings and the Company's allowance for loan losses.

In conjunction with the passage of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), as well as the revised interagency guidance issued in April 2020, "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)", banks have been provided the option, for loans meeting specific criteria, to temporarily suspend certain requirements under GAAP related to Troubled Debt Restructurings ("TDRs") for a limited time to account for the effects of COVID-19. As a result, the Company is not recognizing eligible COVID-19 loan modifications as TDRs. Additionally, loans qualifying for these modifications are not required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification. Through the date of this filing, the Company has not experienced any loan charge-offs caused by the economic impact from COVID-19. Management has evaluated events related to COVID-19 that have occurred subsequent to September 30, 2020 and has concluded there are no matters that would require recognition in the accompanying unaudited consolidated financial statements.
3.     INVESTMENT SECURITIES

Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2020:
Government and Government Sponsored Entities:
Residential mortgage backed securities ('MBS") and collateralized mortgage obligations ("CMOs")	$231,925	$3,977	$(62)	$235,840
Commercial MBS and CMOs	366,948	6,224	(893)	372,279
Agency bonds	15,367	58	(45)	15,380
Total available for sale debt securities	$614,240	$10,259	$(1,000)	$623,499
At December 31, 2019:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$145,333	$340	$(481)	$145,192
Commercial MBS and CMOs	353,727	3,267	(825)	356,169
Agency bonds	123,977	59	(323)	123,713
Total available for sale debt securities	$623,037	$3,666	$(1,629)	$625,074
Net unrealized gains on available for sale investment securities are recorded as accumulated other comprehensive income within stockholders’ equity and totaled $6.6 million and $1.4 million, net of $2.7 million and $593 thousand in tax liabilities, at September 30, 2020 and December 31, 2019, respectively. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities during the three or nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company sold its U.S. Treasury security at its amortized cost.

The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2020
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Residential MBS and CMOs	$15,931	$(59)	$4,620	$(3)	$20,551	$(62)
Commercial MBS and CMOs	122,166	(428)	59,258	(465)	181,424	(893)
Agency bonds	12,323	(45)	—	—	12,323	(45)
Total available for sale debt securities	$150,420	$(532)	$63,878	$(468)	$214,298	$(1,000)
At September 30, 2020, the Company held 86 residential MBS and CMOs of which 13 were in a loss position and six had been in a loss position for twelve months or more. The Company held 46 commercial MBS and CMOs of which 22 were in a loss position and nine had been in a loss position for twelve months or more. The Company held three agency bonds of which two were in a loss position and none had been in a loss position for twelve months or more.

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
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2020 and December 31, 2019.
As of September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.

Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of September 30, 2020:
Government Sponsored Entities:
Residential MBS	$7,912	$403	$—	$8,315
Other investments	78	—	—	78
Total held to maturity investment securities	$7,990	$403	$—	$8,393
As of December 31, 2019:
Government Sponsored Entities:
Residential MBS	$10,087	$205	$(26)	$10,266
Other investments	83	—	—	83
Total held to maturity investment securities	$10,170	$205	$(26)	$10,349
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
At September 30, 2020, the Company held seven held to maturity residential MBS and none were in a loss position. At December 31, 2019, the Company held seven held to maturity residential MBS of which two had been in a loss position for twelve months or more.
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
The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of September 30, 2020:

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
Five to ten years	$3,491	$3,483
Beyond ten years	11,876	11,897
MBS and CMOs	598,873	608,119
Total available for sale debt securities	$614,240	$623,499
Held to maturity investments securities
Beyond ten years	$78	$78
MBS	7,912	8,315
Total held to maturity debt securities	$7,990	$8,393

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities and collateralized mortgage obligations are not included in the maturity categories above and instead are shown separately. No securities were pledged as of September 30, 2020 and December 31, 2019.

Equity Securities

Equity securities consist of investments in the CRA Qualified Investment Fund. At September 30, 2020 and December 31, 2019, the fair value of equity securities totaled $12.1 million and $11.8 million, respectively. Prior to January 1, 2019, equity securities were included with available for sale investment securities and stated at fair value with unrealized gains and losses reported in other comprehensive income. In conjunction with the adoption of ASU 2016-01, as of January 1, 2019, $399 thousand of unrealized losses on equity securities were reclassified from other comprehensive income to retained earnings. Subsequent changes in fair value are recognized in other noninterest income. There was no change in fair value during the three months ended September 30, 2020, compared to $89 thousand during the same period last year. During the nine months ended September 30, 2020 and 2019, changes in fair value totaled $288 thousand and $399 thousand, respectively. There were no sales of equity securities during the three or nine months ended September 30, 2020 and 2019.
4.     LOANS
Loans consist of the following:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Permanent mortgages on:
Multifamily residential	$4,086,059	$3,985,981
Single family residential	1,839,156	2,021,320
Commercial real estate	203,920	203,134
Construction and land loans	19,266	20,442
Non-Mortgage (‘‘NM’’) loans	100	100
Total	6,148,501	6,230,977
Allowance for loan losses	(46,063)	(36,001)
Loans held for investment, net	$6,102,438	$6,194,976

Certain loans have been pledged to secure borrowing arrangements (see Note 8).

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
Three months ended September 30, 2020
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$30,837	$11,628	$3,305	$215	$45,985
Provision for (reversal of) loan losses	836	(1,014)	247	(69)	—
Charge-offs	—	—	—	—	—
Recoveries	—	3	—	75	78
Ending balance allocated to portfolio segments	$31,673	$10,617	$3,552	$221	$46,063
Three months ended September 30, 2019
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$22,745	$9,439	$2,412	$625	$35,221
Provision for (reversal of) loan losses	408	(415)	115	(608)	(500)
Charge-offs	—	—	—	—	—
Recoveries	—	2	—	200	202
Ending balance allocated to portfolio segments	$23,153	$9,026	$2,527	$217	$34,923
Nine months ended September 30, 2020
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$23,372	$10,076	$2,341	$212	$36,001
Provision for (reversal of) loan losses	8,301	1,254	1,211	(216)	10,550
Charge-offs	—	(722)	—	—	(722)
Recoveries	—	9	—	225	234
Ending balance allocated to portfolio segments	$31,673	$10,617	$3,552	$221	$46,063
Nine months ended September 30, 2019
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$21,326	$10,125	$2,441	$422	$34,314
Provision for (reversal of) loan losses	1,827	(1,108)	86	(555)	250
Charge-offs	—	—	—	—	—
Recoveries	—	9	—	350	359
Ending balance allocated to portfolio segments	$23,153	$9,026	$2,527	$217	$34,923

The following table summarizes the allocation of the allowance for loan losses by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of September 30, 2020:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	31,673	10,592	3,552	221	46,038
Ending balance	$31,673	$10,617	$3,552	$221	$46,063
Loans:
Ending balance: individually evaluated for impairment	$528	$5,575	$—	$—	$6,103
Ending balance: collectively evaluated for impairment	4,085,531	1,833,581	203,920	19,366	6,142,398
Ending balance	$4,086,059	$1,839,156	$203,920	$19,366	$6,148,501
As of December 31, 2019:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$815	$—	$—	$815
Loans collectively evaluated for impairment	23,372	9,261	2,341	212	35,186
Ending balance	$23,372	$10,076	$2,341	$212	$36,001
Loans:
Ending balance: individually evaluated for impairment	$541	$7,097	$—	$—	$7,638
Ending balance: collectively evaluated for impairment	3,985,440	2,014,223	203,134	20,542	6,223,339
Ending balance	$3,985,981	$2,021,320	$203,134	$20,542	$6,230,977

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

The following table summarizes the loan portfolio allocated by management’s internal risk ratings at September 30, 2020 and December 31, 2019. The increase in Watch risk rated loans during the nine months ended September 30, 2020 was attributable to the Company's loan modification program in connection with the COVID-19 pandemic. Watch risk rated loans modified as a result of COVID-19 may remain in the Watch category longer than the typical 90 to 120 day period due to the unusual nature of the loan accommodations provided during the pandemic. See Note 2 for further discussion regarding COVID-19.

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of September 30, 2020:
Grade:
Pass	$3,795,037	$1,650,400	$137,824	$19,366	$5,602,627
Watch	263,250	172,167	62,470	—	497,887
Special mention	19,155	11,522	3,626	—	34,303
Substandard	8,617	5,067	—	—	13,684
Doubtful	—	—	—	—	—
Total	$4,086,059	$1,839,156	$203,920	$19,366	$6,148,501
As of December 31, 2019:
Grade:
Pass	$3,917,264	$1,980,845	$200,371	$20,542	$6,119,022
Watch	47,309	16,432	2,763	—	66,504
Special mention	19,708	13,635	—	—	33,343
Substandard	1,700	8,808	—	—	10,508
Doubtful	—	1,600	—	—	1,600
Total	$3,985,981	$2,021,320	$203,134	$20,542	$6,230,977

The following table summarizes an aging analysis of the loan portfolio by the time past due at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of September 30, 2020:
Loans:
Multifamily residential	$—	$—	$—	$528	$4,085,531	$4,086,059
Single family residential	2,473	—	—	4,303	1,832,380	1,839,156
Commercial real estate	—	—	—	—	203,920	203,920
Land, construction and NM	—	—	—	—	19,366	19,366
Total	$2,473	$—	$—	$4,831	$6,141,197	$6,148,501
As of December 31, 2019:
Loans:
Multifamily residential	$1,411	$—	$—	$541	$3,984,029	$3,985,981
Single family residential	4,037	690	—	5,792	2,010,801	2,021,320
Commercial real estate	—	—	—	—	203,134	203,134
Land, construction and NM	—	—	—	—	20,542	20,542
Total	$5,448	$690	$—	$6,333	$6,218,506	$6,230,977
The following table summarizes information related to impaired loans at September 30, 2020 and December 31, 2019:

	As of September 30, 2020			As of December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$528	$605	$—	$541	$618	$—
Single family residential	4,689	5,723	—	4,588	4,915	—
	5,217	6,328	—	5,129	5,533	—
With an allowance recorded:
Single family residential	886	882	25	2,509	2,484	815
	886	882	25	2,509	2,484	815
Total:
Multifamily residential	528	605	—	541	618	—
Single family residential	5,575	6,605	25	7,097	7,399	815
	$6,103	$7,210	$25	$7,638	$8,017	$815

The following tables summarize information related to impaired loans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$530	$8	$8	$7,121	$9	$9
Single family residential	4,724	18	14	7,397	48	18
	5,254	26	22	14,518	57	27
With an allowance recorded:
Single family residential	890	10	—	919	12	—
	890	10	—	919	12	—
Total:
Multifamily residential	530	8	8	7,121	9	9
Single family residential	5,614	28	14	8,316	60	18
	$6,144	$36	$22	$15,437	$69	$27

	Nine Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$535	$25	$25	$3,182	$21	$21
Single family residential	4,757	62	48	5,408	143	43
	5,292	87	73	8,590	164	64
With an allowance recorded:
Single family residential	1,377	30	—	1,145	36	—
	1,377	30	—	1,145	36	—
Total:
Multifamily residential	535	25	25	3,182	21	21
Single family residential	6,134	92	48	6,553	179	43
	$6,669	$117	$73	$9,735	$200	$64

The following table summarizes the recorded investment related to TDRs at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Troubled debt restructurings:
Single family residential	$3,937	$1,305
The Company has allocated $25 thousand of its allowance for loan losses for loans modified in TDRs at both September 30, 2020 and December 31, 2019. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs.
During the nine months ended September 30, 2020, the Company modified the terms of two loans that qualified as TDRs. The following table provides a detail of these modifications:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family residential	2	$2,672	$2,672
Terms of the two modifications above included suspension of loan payments for six months with eligibility for an extension of the loan term, should previously existing past due amounts be paid in full. Prior to modification, both loans were classified as non-accrual and impaired. The TDRs above resulted in no increase to the allowance for loan losses and no charge offs, primarily due to collateral support provided by the secondary sources of repayment. There were no new TDRs during the three months ended September 30, 2020, nor during the three or nine months ended September 30, 2019.

The Company had no TDRs with a subsequent payment default within twelve months following the modification during the three or nine months ended September 30, 2020 and 2019. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
5.     NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned. The Company’s nonperforming assets at September 30, 2020 and December 31, 2019 are indicated below:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Non-accrual loans:
Multifamily residential	$528	$541
Single family residential	4,303	5,792
Total non-accrual loans	4,831	6,333
Real estate owned	—	—
Total nonperforming assets	$4,831	$6,333
Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of a non-accrual loan is deemed to be fully collectible. If there is doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on non-accrual loans during the three and nine months ended September 30, 2020 totaling $22 thousand and $73 thousand, respectively, compared to $27 thousand and $64 thousand for the three and nine months ended September 30, 2019, respectively. Contractual interest not recorded on nonperforming loans during the three and nine months ended September 30, 2020 totaled $47 thousand and $137 thousand, respectively, compared with $133 thousand and $189 thousand for the three and nine months ended September 30, 2019, respectively.

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

(Dollars in thousands)	September 30, 2020	December 31, 2019
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$274,331	$379,339
Other financial institutions	106,733	134,140
Total mortgage loans serviced for others	$381,064	$513,479
Custodial account balances maintained in connection with serviced loans totaled $7.2 million and $8.0 million at September 30, 2020 and December 31, 2019, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$2,028	$3,172	$2,657	$3,463
Additions	—	—	—	155
Disposals	—	—	—	—
Change in fair value due to changes in assumptions	—	—	—	—
Other changes in fair value	(178)	(206)	(807)	(652)
Ending balance	$1,850	$2,966	$1,850	$2,966
Fair value as of September 30, 2020 was determined using a discount rate of 10%, prepayment speeds ranging from 9.3% to 64.6%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighted average prepayment speed at September 30, 2020 was 33.1%. Fair value as of December 31, 2019 was determined using a discount rate of 10%, prepayment speeds ranging from 6.0% to 58.7%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2019 was 22.8%.
7.     DEPOSITS
A summary of deposits at September 30, 2020 and December 31, 2019 is as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Time deposits	$3,153,215	$3,526,688
Money market savings	1,589,428	1,330,585
Interest-bearing demand	369,056	222,509
Money market checking	86,208	111,338
Noninterest-bearing demand	78,773	43,597
Total	$5,276,680	$5,234,717
The Company had time deposits with a denomination of $100 thousand or more totaling $2.6 billion at both September 30, 2020 and December 31, 2019, respectively.

The Company had time deposits that met or exceeded the FDIC insurance limit of $250 thousand of $1.4 billion at both September 30, 2020 and December 31, 2019.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $95.0 million and $416.0 million at September 30, 2020 and December 31, 2019, respectively. The decrease in brokered deposits during the nine months ended September 30, 2020 was due to the decision by the Company to reduce excess liquidity in the form of low yielding cash and cash equivalents.

Maturities of the Company’s time deposits at September 30, 2020 are summarized as follows (dollars in thousands):

October 1 - December 31, 2020	$414,864
2021	2,522,508
2022	196,717
2023	6,802
2024	5,511
Thereafter	6,813
Total	$3,153,215
8.     FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of September 30, 2020 and December 31, 2019, the Bank had pledged various mortgage loans totaling approximately $2.3 billion and $2.2 billion, respectively, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $443.3 million and $447.4 million as of September 30, 2020 and December 31, 2019, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of September 30, 2020 or December 31, 2019.
The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

	Outstanding Balances		As of September 30, 2020
(Dollars in thousands)	September 30, 2020	December 31, 2019	Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate	Maturity Dates
Fixed rate short-term	$—	$1,500	—%	—%	—%	N/A
Fixed rate long-term	961,747	977,202	0.00%	7.33%	2.19%	November 2020 to March 2030
	$961,747	$978,702
The Bank's available borrowing capacity based on pledged loans to the FRB and the FHLB totaled $877.4 million and $1.1 billion at September 30, 2020 and December 31, 2019, respectively. The decline in borrowing capacity between these periods was primarily due to revisions in the borrowing capacity calculation at the FHLB, which were applicable to all FHLB members. As of September 30, 2020 and December 31, 2019, the Bank pledged as collateral a $62.6 million FHLB letter of credit to Freddie Mac related to our multifamily securitization reimbursement obligation. As of September 30, 2020 and December 31, 2019, the Bank had aggregate loan balances of $2.0 billion and $2.4 billion, respectively, available to pledge to the FRB and FHLB to increase its borrowing capacity.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the nine months ended September 30, 2020, there was a maximum amount of short-term borrowings outstanding of $77.8 million and an average amount outstanding of $9.2 million, with a weighted average interest rate of 1.45%, respectively. There were no short-term borrowings outstanding during the three months ended September 30, 2020. During the three and nine months ended September 30, 2019, there was a maximum amount of short-term borrowings outstanding of $28.1 million and $209.8 million, respectively, and an average amount outstanding of $1.8 million and $65.2 million, respectively, with a weighted average interest rate of 2.44% and 2.57%, respectively.

The following table summarizes principal payments on FHLB advances over the next five years as of September 30, 2020 (dollars in thousands):

October 1 - December 31, 2020	$5,000
2021	355,100
2022	100,000
2023	400,000
2024	—
Thereafter	101,647
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
The following table is a summary of the outstanding Trust Securities and Notes at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	1.63%	$41,238	3.27%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	1.87%	$20,619	3.51%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
10.     SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$491	$95,000	$584	9/30/2024	6.50%

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

For the three and nine months ended September 30, 2020, the floating rate amounts recognized related to the net settlement of the interest rate swaps were less than the fixed rate amounts recognized. As such, interest income on loans due to these swaps decreased by $3.5 million and $7.3 million for the three and nine months ended September 30, 2020, respectively, compared to an increase in interest income on loans of $1.4 million and $1.5 million for the three and nine months ended September 30, 2019, respectively.

The following table presents the effect of the Company’s interest rate swaps on the unaudited consolidated statement of income for the three and nine months ended September 30, 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Derivative - interest rate swaps:
Interest income	$(3,437)	$1,400	$(7,383)	$1,514
Hedged items - loans:
Interest income	(16)	6	40	5
Net effect on interest income	$(3,453)	$1,406	$(7,343)	$1,519
The following table presents the fair value of the Company’s interest rate swaps, as well as its classification on the unaudited consolidated statements of financial condition as of September 30, 2020 and December 31, 2019:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
As of September 30, 2020:
Interest Rate Swaps	$1,000,000	Prepaid Expenses and Other Assets	$—	Other Liabilities and Accrued Expenses	$10,834
As of December 31, 2019:
Interest Rate Swaps	$1,000,000	Prepaid Expenses and Other Assets	$1,156	Other Liabilities and Accrued Expenses	$746

As of September 30, 2020 and December 31, 2019, the following amounts were recorded in the unaudited consolidated statements of financial condition related to cumulative basis adjustments for its fair value hedges.

Line Item in the Consolidated Statements of Financial Condition in Which the Hedged Items are Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
As of September 30, 2020:
Loans receivable, net (1)	$1,010,879	$10,879
As of December 31, 2019:
Loans receivable, net (1)	$999,595	$(405)
(1) These amounts include the amortized cost basis of closed portfolio loans used to designate hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2020 and December 31, 2019, the amortized cost basis of the closed portfolio loans used in these hedging relationships were $2.2 billion and $2.5 billion, respectively; the cumulative basis adjustments associated with these hedging relationships were $10.9 million and $(405) thousand, respectively, and the amount of the designated hedged items were $1.0 billion and $999.6 million, respectively.
As of September 30, 2020 and December 31, 2019, the Company had posted $11.9 million and $2.8 million, respectively, in cash collateral in connection with its interest rate swaps. Cash collateral is included in restricted cash within the unaudited consolidated statements of financial condition.
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

Non-cash stock compensation expense recognized for RSAs and RSUs for the three and nine months ended September 30, 2020 totaled $926 thousand and $2.7 million, respectively, compared with $697 thousand and $2.2 million, respectively, for the three and nine months ended September 30, 2019. The fair value of RSAs and RSUs that vested during the nine months ended September 30, 2020 and 2019 totaled $2.5 million and $5.7 million, respectively. There were no RSAs or RSUs that vested during the three months ended September 30, 2020 or 2019.

As of both September 30, 2020 and December 31, 2019, there was $3.5 million of unrecognized compensation expense related to 572,197 and 582,940 unvested RSAs and RSUs, respectively, which amounts are expected to be expensed over a weighted average period of 1.78 years and 1.61 years, respectively. As of September 30, 2020 and December 31, 2019, 140,997 and 135,059 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about RSAs and RSUs:

	Nine Months Ended September 30,
	2020		2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	717,999	$10.53	1,155,359	$10.97
Shares granted	261,722	11.62	321,784	9.80
Shares settled	(235,398)	10.54	(557,053)	10.96
Shares forfeited	(31,129)	11.07	(86,082)	10.67
End of the period balance	713,194	$10.90	834,008	$10.56

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At September 30, 2020 and December 31, 2019, there were 2,100,714 and 2,332,775 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. During the nine months ended September 30, 2020 and 2019, there were 1,468 shares and 14,041 shares, respectively, of forfeited RSU awards that were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan. These awards were excluded from the shares reserved and available for grant under the Omnibus Plan.
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

The following methods and assumptions were used to estimate the fair value of financial instruments:
For cash, cash equivalents and restricted cash, accrued interest receivable and payable, demand deposits and short-term borrowings, the carrying amount is estimated to be fair value. The fair value of accrued interest receivable/payable balances are determined using inputs and fair value measurements commensurate with the asset or liability from which the accrued interest is generated.
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments are as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2020:
Financial assets:
Cash, cash equivalents and restricted cash	$214,066	$214,066	$214,066	$—	$—
Debt securities:
Available for sale	623,499	623,499	—	623,499	—
Held to maturity	7,990	8,393	—	8,393	—
Equity securities	12,070	12,070	—	12,070	—
Loans receivable, net	6,102,438	6,158,846	—	—	6,158,846
Accrued interest receivable	19,894	19,894	3	1,083	18,808
FHLB stock	29,612	N/A	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,276,680	$5,310,264	$1,938,466	$3,371,798	$—
FHLB advances	961,747	1,003,764	—	1,003,764	—
Junior subordinated deferrable interest debentures	61,857	55,751	—	55,751	—
Senior debt	94,509	102,783	—	102,783	—
Accrued interest payable	1,254	1,254	—	1,254	—
Interest rate swaps	10,834	10,834	—	10,834	—
As of December 31, 2019:
Financial assets:
Cash, cash equivalents and restricted cash	$91,325	$91,325	$91,325	$—	$—
Debt securities:
Available for sale	625,074	625,074	—	625,074	—
Held to maturity	10,170	10,349	—	10,349	—
Equity securities	11,782	11,782	—	11,782	—
Loans receivable, net	6,194,976	6,346,496	—	—	6,346,496
Accrued interest receivable	20,814	20,814	26	1,685	19,103
FHLB stock	30,342	N/A	N/A	N/A	N/A
Interest rate swap	1,156	1,156	—	1,156	—
Financial liabilities:
Deposits	$5,234,717	$5,253,511	$1,558,029	$3,695,482	$—
FHLB advances	978,702	996,860	—	996,860	—
Junior subordinated deferrable interest debentures	61,857	59,272	—	59,272	—
Senior debt	94,416	99,806	—	99,806	—
Accrued interest payable	2,901	2,901	—	2,901	—
Interest rate swap	746	746	—	746	—
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

Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2020 and December 31, 2019.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis (dollars in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2020:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$235,840	$—	$235,840	$—
Commercial MBS and CMOs	372,279	—	372,279	—
Agency bonds	15,380	—	15,380	—
Total available for sale debt securities	$623,499	$—	$623,499	$—
Equity securities	$12,070	$—	$12,070	$—
Mortgage servicing rights	1,850	—	—	1,850
Financial Liabilities:
Interest rate swaps	10,834	—	10,834	—
As of December 31, 2019:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$145,192	$—	$145,192	$—
Commercial MBS and CMOs	356,169	—	356,169	—
Agency bonds	123,713	—	123,713	—
Total available for sale debt securities	$625,074	$—	$625,074	$—
Equity securities	$11,782	$—	$11,782	$—
Mortgage servicing rights	2,657	—	—	2,657
Interest rate swap	1,156	—	1,156	—
Financial Liabilities:
Interest rate swap	746	—	746	—
There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2020 or 2019.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date (dollars in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Impaired loans:
Single family residential	$858	$—	$—	$858
December 31, 2019
Impaired loans:
Single family residential	$790	$—	$—	$790
As of September 30, 2020, an impaired loan of $1.6 million was adjusted to a fair value of $858 thousand by recording a charge-off of $722 thousand during the first quarter of 2020. At December 31, 2019, this same loan totaled $1.6 million and was adjusted to a fair value of $790 thousand by recording an allowance for loan losses of $790 thousand. The fair value of impaired, collateral dependent loans is estimated at the fair value of the underlying collateral, less estimated selling costs. These loans are categorized as Level 3 due to ongoing real estate market conditions which may require the use of unobservable inputs and assumptions in fair value measurements.

The Company held no real estate owned at September 30, 2020 or December 31, 2019.
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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $959 thousand and $1.0 million as of September 30, 2020 and December 31, 2019, respectively, based upon an analysis of quantitative and qualitative data over the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation. As of September 30, 2020, four loans with an aggregate principal balance of $5.6 million, or 2.2% of the aggregate remaining loan balance in the securitization pool, had been modified for payment deferral related to the COVID-19 pandemic. All four loans had returned to their respective contractual loan payments as of September 30, 2020. See Note 2 for additional information.
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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If the Bank's capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At September 30, 2020, the Bank’s net worth was $751.3 million which equates to its Tier 1 capital of $741.4 million plus goodwill of $3.3 million and accumulated other comprehensive income related to net unrealized gains on available for sale securities of $6.6 million.
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
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Proceeds from loan sales	$—	$10,629	$—	$62,235
Servicing fees	214	320	730	987

The following table provides information about the loans transferred through sales or securitization and not recorded on the unaudited consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of September 30, 2020:
Principal balance of loans	$19,928	$361,136
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2019:
Principal balance of loans	$24,146	$489,333
Loans 90+ days past due	—	—
Charge-offs, net	—	—
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
At September 30, 2020 and December 31, 2019, the Company had outstanding commitments of approximately $124.1 million and $103.2 million, respectively, for loans. Unfunded loan commitment reserves totaled $78 thousand and $89 thousand at September 30, 2020 and December 31, 2019, respectively.
Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2021 and 2030, with certain leases containing either three, five or ten year renewal options. At September 30, 2020, minimum commitments under these non-cancellable leases before considering renewal options are (dollars in thousands):

October 1 - December 31, 2020	$1,212
2021	4,598
2022	3,668
2023	2,428
2024	1,454
Thereafter	2,658
Total	$16,018

Rent expense under operating leases was $1.1 million and $3.2 million for the three and nine months ended September 30, 2020, respectively, compared with $1.3 million and $4.0 million for the three and nine months ended September 30, 2019, respectively. Sublease income earned was $185 thousand and $558 thousand for the three and nine months ended September 30, 2020, respectively, compared with $167 thousand and $533 thousand for the three and nine months ended September 30, 2019, respectively.

Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured portions of these balances are limited to $250 thousand per institution based on FDIC insurance limits. At September 30, 2020 and December 31, 2019, the Company had $26.6 million and $25.7 million, respectively, in uninsured available cash balances. Additionally, the Company had $11.9 million and $2.8 million in restricted cash as collateral for its interest rate swap agreements at a correspondent bank as of September 30, 2020 and December 31, 2019, respectively. The Company periodically monitors the financial condition and capital adequacy of these correspondent banks.
17.     SUBSEQUENT EVENT

On October 30, 2020, the Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock pursuant to a formal program adopted on that date (the “Plan”). The Plan has been adopted in accordance with guidelines specified by Rule 10b5-1 and under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and the Company’s Insider Trading Policy. The Plan is effective from November 2, 2020 until December 31, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at September 30, 2020 and December 31, 2019 and our results of operations for the three and nine months ended September 30, 2020 and 2019, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2020 (our “Annual Report”) and with the accompanying unaudited notes to consolidated financial statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings, the discussion and analysis relates to activities primarily conducted by the Bank.

Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Gardena, California with $7.1 billion in assets at September 30, 2020. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.

Selected Financial Data
The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three and nine months ended September 30, 2020 and 2019 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data as of and for the three months ended June 30, 2020 are derived from our unaudited consolidated financial statements in our previously filed Quarterly Report on Form 10-Q. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Three Months Ended			As of or For the Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Statements of Income and Financial Condition Data
Net Income	$14,317	$9,318	$12,736	$31,211	$36,404
Pre-tax, pre-provision net earnings (1)	$20,325	$18,471	$17,509	$54,850	$52,079
Total assets	$7,071,663	$7,168,346	$7,161,419	$7,071,663	$7,161,419
Per Common Share
Diluted earnings per share	$0.27	$0.18	$0.23	$0.58	$0.65
Book value per share	$11.62	$11.39	$10.80	$11.62	$10.80
Tangible book value per share (1)	$11.55	$11.33	$10.74	$11.55	$10.74
Selected Ratios
Return on average:
Assets	0.80%	0.52%	0.71%	0.59%	0.69%
Stockholders' equity	9.43%	6.21%	8.45%	6.84%	8.15%
Dividend payout ratio	21.11%	32.60%	25.39%	29.80%	26.91%
Net interest margin	2.03%	1.88%	1.84%	1.92%	1.82%
Efficiency ratio (1)	44.62%	45.38%	47.86%	46.97%	47.45%
Noninterest expense to average assets	0.91%	0.86%	0.90%	0.91%	0.89%
Loan to deposit ratio	116.52%	116.67%	116.74%	116.52%	116.74%
Credit Quality Ratios
Allowance for loan losses to loans	0.75%	0.73%	0.56%	0.75%	0.56%
Allowance for loan losses to nonperforming loans	953.49%	940.20%	269.88%	953.49%	269.88%
Nonperforming assets to total assets	0.07%	0.07%	0.18%	0.07%	0.18%
Net (recoveries) charge-offs to average loans	(0.01)%	(0.00)%	(0.01)%	0.01%	(0.01)%
Capital Ratios
Tier 1 leverage ratio	9.22%	9.14%	9.25%	9.22%	9.25%
Total risk-based capital ratio	18.19%	17.44%	17.55%	18.19%	17.55%

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
Non-GAAP Financial Measures

We use certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such performance. The methodology for determining these non-GAAP measures may differ among companies.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or For the Three Months Ended			As of or For the Nine Months Ended
(Dollars in thousands)	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Pre-tax, Pre-provision Net Earnings
Income before taxes	$20,325	$13,221	$18,009	$44,300	$51,829
Plus: Provision for (reversal of) loan losses	—	5,250	(500)	10,550	250
Pre-tax, pre-provision net earnings	$20,325	$18,471	$17,509	$54,850	$52,079
Efficiency Ratio
Noninterest expense (numerator)	$16,374	$15,348	$16,069	$48,581	$47,027
Net interest income	36,112	33,148	32,585	101,375	95,245
Noninterest income	587	671	993	2,056	3,861
Operating revenue (denominator)	$36,699	$33,819	$33,578	$103,431	$99,106
Efficiency ratio	44.62%	45.38%	47.86%	46.97%	47.45%

(Dollars in thousands except per share data)	September 30, 2020	June 30, 2020	September 30, 2019
Tangible Book Value Per Share
Total assets	$7,071,663	$7,168,346	$7,161,419
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	7,068,366	7,165,049	7,158,122
Less: Total liabilities	(6,462,830)	(6,571,664)	(6,556,047)
Tangible stockholders' equity (numerator)	$605,536	$593,385	$602,075
Period end shares outstanding (denominator)	52,410,053	52,382,895	56,034,771
Tangible book value per share	$11.55	$11.33	$10.74
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

Employees

The safety and health of our employees are of paramount importance to us. Financial institutions have been designated as an essential component of our nation’s critical infrastructure, therefore, all of our branches have remained open during this challenging time. To limit our branch employees' exposure to risks related to COVID-19, we have temporarily modified our branch hours, expanded our phone support systems and enhanced branch safety protocols. Despite the staffing requirements of our branches, a remote working arrangement has been implemented for the vast majority of our non-branch employees and approximately two-thirds of our team are successfully working from home. In recognition of the demands on families caused by "stay-at-home" orders and other precautionary measures, our employees are also being permitted to utilize a flexible work schedule to maintain our Company's productivity while fulfilling personal responsibilities. We have also provided other benefits such as wellness allowances for customer facing employees, the cash-out of a limited amount of accrued and unused vacation, as well as paid time off and counseling services for employees requiring additional assistance. Our employees have successfully risen to the challenge of supporting our customers during this difficult time by providing quality customer care for both deposit and lending services.

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

The following graphs detail completed COVID-19 loan hardship applications received as of September 30, 2020:

The following table details completed COVID-19 loan hardship modifications as of September 30, 2020:

	Total Loans Modified (1)
(Dollars in thousands)	# of Loans	Current Balance	% of Loan Portfolio Segment	Weighted Avg. LTV	Weighted Avg. DSC(2)	Weighted Avg. DTI(2)

Multifamily residential	101	$183,122	4.5%	60.2%	1.35	N/A
Single family residential	148	160,559	8.9%	69.1%	N/A	39.6%
Commercial real estate	20	53,779	26.5%	57.6%	1.47	N/A
Total	269	$397,460	6.5%	63.4%	1.37	39.6%
(1) As of September 30, 2020, 12 single family loans totaling $20.3 million and three multifamily loans totaling $3.7 million have paid off subsequent to their modification and are excluded from the table above.
(2) Weighted average debt service coverage ("DSC") and debt-to-income ("DTI") are pre-COVID-19 measures
The following table details modified loans in the population above which the borrower has returned, or expressed an intent to return, to monthly payments as of September 30, 2020:

	Loans Returned/Returning to Payment Status (1)
(Dollars in thousands)	# of Loans	Current Balance	% of Total Modified Loans

Multifamily residential	83	$139,465	76.2%
Single family residential	122	134,446	83.7%
Commercial real estate	17	48,235	89.7%
Total	222	$322,146	81.1%
(1) 142 loans totaling $214.2 million which the borrower has confirmed payments will resume at the end of the modification period are included within Loans Returned/Returning to Payment Status. As of September 30, 2020, 12 single family loans totaling $20.3 million and three multifamily loans totaling $3.7 million have paid off subsequent to their modification and are excluded from the table above.
The following table details remaining modified loans as of September 30, 2020:

	Remaining Modified Loans (1)
(Dollars in thousands)	# of Loans	Current Balance	% of Loan Portfolio Segment	Weighted Avg. LTV	Weighted Avg. DSC(2)	Weighted Avg. DTI(2)

Multifamily residential	18	$43,657	1.1%	59.5%	1.22	N/A
Single family residential	26	26,113	1.4%	68.9%	N/A	40.1%
Commercial real estate:
Multi-Tenant Industrial	1	2,243	1.1%	62.3%	1.18	N/A
Shadow Retail	1	2,029	1.0%	62.4%	1.70	N/A
More than 50% Commercial	1	1,272	0.6%	54.1%	1.18	N/A
Total	47	$75,314	1.2%	62.8%	1.24	40.1%
(1) Loans reported as Remaining Modified Loans includes loans that have requested additional assistance or have not yet indicated if they will be able to resume payments as scheduled.
(2) Weighted average debt service coverage ("DSC") and debt-to-income ("DTI") are pre-COVID-19 measures
The Company continues to originate loans for single family and multifamily borrowers desiring to refinance loans or execute real estate purchase transactions. As a result of the pandemic, however, the Company has temporarily tightened its credit underwriting guidelines. While we continue to monitor the changing environment and the impacts of COVID-19 on employment and real estate values, at this time we remain committed to providing lending services. The Company did not participate in the Small Business Administration's Payment Protection Program.

Depositors

To address depositors needs during the pandemic, we have kept all of our branches open, and have also increased ATM withdrawal limits with no fees to ensure customer access to liquidity and promote their safety. Furthermore, we have implemented the waiver of certain early withdrawal penalties and overdraft fees related to deposit accounts, although very few fee concessions were requested. In addition, we have enhanced our customer communications via mailings and website postings to inform them of telephonic, online and mobile options for transacting business, as well as the need to have a greater awareness of perpetrated scams and fraudulent schemes related to COVID-19. As of September 30, 2020 compared to December 31, 2019, retail deposits have increased $363.0 million, while wholesale deposits decreased $321.0 million. The increase in retail deposits has been primarily generated by our network of branches, while the decline in wholesale deposits was a purposeful decision by the Company to reduce excess, low yielding cash and cash equivalents from the unaudited consolidated statement of financial condition.

Allowance for Loan Losses

At September 30, 2020, 100% of our loan portfolio was secured by real estate collateral and 96.4% of our loan balances financed single family or multifamily residential housing having a weighted average loan-to-value of 59.1%. The Company has limited exposure to nonresidential commercial loans and little to no exposure to the industries most impacted by the pandemic such as travel, hospitality and entertainment. The following table shows the loan portfolio composition, with more granular emphasis on nonresidential commercial real estate, as of September 30, 2020:

(Dollars in thousands)	# of Loans	Balance	% of Total Loans	Weighted Average LTV (1)
Multifamily residential	2,537	$4,086,059	66.4%	56.7%
Single family residential	1,967	1,839,156	30.0%	64.4%
Commercial real estate type:
Strip Retail	23	49,051	0.8%	51.3%
Mid Rise Office	7	39,386	0.6%	65.2%
Low Rise Office	13	25,974	0.4%	55.7%
Medical Office	7	20,535	0.3%	62.6%
Multi-Tenant Industrial	8	12,842	0.2%	49.3%
Anchored Retail	3	12,274	0.2%	53.4%
More than 50% commercial	11	10,909	0.2%	47.4%
Shopping Center	4	8,822	0.1%	50.7%
Unanchored Retail	7	8,538	0.1%	44.6%
Shadow Retail	4	7,009	0.1%	59.9%
Warehouse	4	3,097	0.1%	41.5%
Flex Industrial	2	2,507	0.0%	64.5%
Restaurant	2	1,535	0.0%	34.2%
Light Manufacturing	1	1,351	0.0%	49.8%
Other	1	90	0.0%	17.1%
Commercial Real Estate	97	203,920	3.3%	55.7%
Construction & Land Development	12	19,266	0.3%	53.2%
Non-mortgage Loans	1	100	0.0%	NA
Total	4,614	$6,148,501	100.0%	58.9%

(1) Construction and land development LTV is calculated based on an "as completed" property value.
As a result of the COVID-19 pandemic, we increased both the qualitative and quantitative components of our allowance for loan losses. The qualitative component was increased to address the continued uncertainty surrounding the current economic environment, while the quantitative component was increased as a result of the downgrading of modified loans from Pass risk ratings to Watch risk ratings, as discussed above. During the nine months ended September 30, 2020, we added $10.2 million to our reserve for these purposes. The following table shows the components attributed to the net increase in our allowance for loan losses during the three and nine months ended September 30, 2020:

(Dollars in thousands)
Allowance for Loan Losses - as of 6/30/2020	$45,985
COVID-19 economic impact	98
Increase due to criticized loans	770
Net recoveries	78
Decline in portfolio and other changes	(868)
Allowance for Loan Losses - as of 9/30/2020	$46,063

Allowance for Loan Losses - as of 12/31/2019	$36,001
COVID-19 economic impact	10,182
Increase due to criticized loans	1,006
Net charge-offs	(488)
Decline in portfolio and other changes	(638)
Allowance for Loan Losses - as of 9/30/2020	$46,063
Liquidity and Capital

As part of our response to COVID-19, we continue to closely monitor our liquidity and capital levels to ensure that we are properly prepared for the economic uncertainty caused by the pandemic. The Company's cash and cash equivalents has increased by $113.6 million since December 31, 2019 primarily as a result of reduced loan origination volumes, elevated loan prepayments and increases in retail deposits. As of September 30, 2020, we maintained the following liquidity position:

(Dollars in thousands)	As of 9/30/2020	% of Assets
Cash & Cash Equivalents	$202,146	2.9%
Unencumbered Liquid Securities	635,569	9.0%
Unutilized Brokered Deposit Capacity (1)	696,502	9.8%
Unutilized FHLB Borrowing Capacity (2) (3)	709,197	10.0%
Unutilized FRB Borrowing Capacity (2)	168,194	2.4%
Commercial Lines of Credit	50,000	0.7%
Total Liquidity	$2,461,608	34.8%

(1) Capacity based on internal guidelines
(2) Capacity based on pledged loan collateral specific to the FHLB or FRB, as applicable
(3) Availability to borrow from the FHLB is permitted up to 40% of the Bank's assets or $2.8 billion. At September 30, 2020, we had $961.7 million and $62.6 million in outstanding advances and letters of credit with the FHLB, respectively.

The Company’s capital levels continue to be significantly above the minimum levels required for regulatory capital purposes. At September 30, 2020, our Tier 1 Leverage, Common Equity Tier 1 Risk-Based, Tier 1 Risk-Based and Total Risk-Based Capital ratios were 9.2%, 15.4%, 17.0% and 18.2%, respectively. Refer to Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Capital Adequacy" for further details regarding our capital levels at September 30, 2020. The following graphs depict the Company’s capital position in relation to current regulatory requirements including capital conservation buffers:

Tier 1 Leverage Ratio

9.2%
4.0%
$374mm, or 131%, above regulatory minimum
Regulatory Minimum
9/30/2020

Common Equity Tier 1 Risk-Based Ratio

15.4%
7.0%
$327mm, or 120%, above regulatory minimum
Regulatory Minimum
9/30/2020

Tier 1 Risk-Based Capital Ratio

17.0%
8.5%
$330mm, or 100%, above regulatory minimum
Regulatory Minimum
9/30/2020

Total Risk-Based Capital Ratio

18.2%
10.5%
$299mm, or 73%, above regulatory minimum
Regulatory Minimum
9/30/2020

Results of Operations - Three Months Ended September 30, 2020 and 2019

Overview

For the three months ended September 30, 2020, our net income was $14.3 million as compared to $12.7 million for the same period last year. The increase of $1.6 million, or 12.4%, was attributed primarily to an increase in net interest income of $3.5 million, partially offset by an increase of $735 thousand in income tax expense, a decrease of $500 thousand in recaptured provision for loan losses, a decrease in noninterest income of $406 thousand and an increase in noninterest expense of $305 thousand. Pre-tax, pre-provision net earnings increased by $2.8 million, or 16.1%, for the three months ended September 30, 2020 as compared to the same period last year.

Net Interest Income

Net interest income increased by $3.5 million, or 10.8%, to $36.1 million for the three months ended September 30, 2020 from $32.6 million for the same period last year. Net interest income was primarily impacted by a $12.2 million decrease in interest expense on deposits due to a 91 basis point decline in the cost of interest-bearing deposits. Additionally, interest expense on FHLB advances decreased $676 thousand due to declines in the average balance and cost of FHLB advances of $59.6 million and 12 basis points, as compared to the same period last year. The decreases in interest expense were partially offset by decreases of $7.2 million and $1.7 million in interest income on loans and investments, respectively, primarily due to decreases in their yields of 43 basis points and 103 basis points, respectively. To a lesser extent, interest income was further impacted by a $683 thousand decline in interest income earned on cash, cash equivalents and restricted cash primarily caused by a 199 basis point decrease in the yield on such assets. Our net interest margin of 2.03% during the three months ended September 30, 2020 increased from 1.84% during the same period last year. The improvement in our net interest margin was primarily due to the 80 basis point decline in the cost of interest-bearing liabilities, which benefited from the decline in market interest rates which began in August 2019, but significantly accelerated in March 2020. As discussed above, this decline in the cost of interest-bearing liabilities was partially offset by a 56 basis point decline in the yield on interest-earning assets.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended September 30, 2020 and 2019. The average balances are daily averages.

	For the Three Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,077,293	$37,805	3.71%	$3,934,650	$42,368	4.31%
Single family residential	1,911,888	16,224	3.39%	2,118,339	18,901	3.57%
Commercial real estate	209,379	2,444	4.67%	200,742	2,412	4.81%
Construction, land and NM	17,883	293	6.52%	18,761	329	6.96%
Total Loans (1)	6,216,443	56,766	3.65%	6,272,492	64,010	4.08%
Investment securities	661,400	2,167	1.31%	665,730	3,900	2.34%
Cash, cash equivalents and restricted cash	242,528	83	0.14%	142,960	766	2.13%
Total interest-earning assets	7,120,371	59,016	3.32%	7,081,182	68,676	3.88%
Noninterest-earning assets (2)	56,529			77,416
Total assets	$7,176,900			$7,158,598
Interest-Bearing Liabilities
Transaction accounts	$368,072	463	0.49%	$201,480	637	1.24%
Money market demand accounts	1,593,623	3,467	0.85%	1,418,275	4,871	1.34%
Time deposits	3,343,849	11,814	1.38%	3,654,313	22,419	2.40%
Total deposits	5,305,544	15,744	1.16%	5,274,068	27,927	2.07%
FHLB advances	961,747	5,307	2.20%	1,021,396	5,983	2.32%
Junior subordinated debentures	61,857	279	1.79%	61,857	604	3.87%
Senior debt	94,488	1,574	6.66%	94,365	1,577	6.68%
Total interest-bearing liabilities	6,423,636	22,904	1.40%	6,451,686	36,091	2.20%
Noninterest-bearing deposit accounts	77,572			43,188
Other noninterest-bearing liabilities	68,194			60,548
Total liabilities	6,569,402			6,555,422
Total stockholders' equity	607,498			603,176
Total liabilities and stockholders' equity	$7,176,900			$7,158,598

Net interest spread (3)			1.92%			1.68%
Net interest income/margin (4)		$36,112	2.03%		$32,585	1.84%
(1)     Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $4.1 million and $3.8 million for the three months ended September 30, 2020 and 2019, respectively.
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

	Three Months Ended September 30, 2020 vs 2019
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$1,496	$(6,059)	$(4,563)
Single family residential	(1,765)	(912)	(2,677)
Commercial real estate	103	(71)	32
Construction, land and NM	(15)	(21)	(36)
Total Loans	(181)	(7,063)	(7,244)
Investment securities	(25)	(1,708)	(1,733)
Cash, cash equivalents and restricted cash	316	(999)	(683)
Total interest-earning assets	110	(9,770)	(9,660)
Interest-Bearing Liabilities
Transaction accounts	336	(510)	(174)
Money market demand accounts	523	(1,927)	(1,404)
Time deposits	(1,767)	(8,838)	(10,605)
Total deposits	(908)	(11,275)	(12,183)
FHLB advances	(359)	(317)	(676)
Junior subordinated debentures	—	(325)	(325)
Senior debt	2	(5)	(3)
Total interest-bearing liabilities	(1,265)	(11,922)	(13,187)

Net Interest Income	$1,375	$2,152	$3,527

Total interest income decreased by $9.7 million, or 14.1%, for the three months ended September 30, 2020 as compared to the same period last year. As discussed above, interest income from loans decreased $7.2 million as the yield on loans decreased by 43 basis points. The decline in our loan yield was primarily caused by a net increase of $4.9 million in the cost of our interest rate swaps resulting from the decline in variable interest rate payments received in connection with our swap agreements caused by reductions in the federal funds rate approved by the Federal Reserve Board of Governor's Federal Open Market Committee ("FOMC") beginning in August 2019 and, to a lesser extent, the prepayment of higher yielding loans, which were being replaced by loans at lower interest rates. The volume of new loans originated totaled $235.2 million and $382.4 million for the three months ended September 30, 2020 and 2019, respectively. The weighted average rate on new loans for the three months ended September 30, 2020 was 3.66% as compared to 4.26% for the same period last year. The decline in the average coupon on originations was primarily due to the decline in market interest rates. Loan prepayment speeds were 20.2% and 20.7% during the three months ended September 30, 2020 and 2019, respectively. The weighted average rate on loan payoffs/curtailments during the three months ended September 30, 2020 was 4.16% as compared to 4.22% for the same period last year. Additionally, interest income on investments decreased $1.7 million, compared to the same period last year, due to a decrease in the average yield on investment securities of 103 basis points generally caused by variable rate securities repricing to lower current interest rates, as well as the accelerated prepayment of securities backed by mortgages. To a lesser extent, interest income was further impacted by a $683 thousand decline in interest income earned on cash, cash equivalents and restricted cash primarily caused by a 199 basis point decrease in the yield.

Total interest expense decreased $13.2 million to $22.9 million for the three months ended September 30, 2020 from $36.1 million for the same period last year primarily due to a decrease of $12.2 million in interest expense on deposits caused by a 91 basis point decline in the cost of interest-bearing deposits predominantly due to a reduction in short-term interest rates attributed to the FOMC's interest rate cuts. The average balance of time deposits decreased by $310.5 million compared to the same period last year primarily due to a decline in broker deposits as maturing time deposits were intentionally not replaced with the purpose of reducing excess, low yielding cash and cash equivalents. Additionally, interest expense on FHLB advances decreased $676 thousand related to declines in the average balance and cost of FHLB advances of $59.6 million and 12 basis points, as compared to the same period last year.

Provision for Loan Losses

For the quarter ended September 30, 2020, we recorded no loan loss provisions, compared to a reversal of loan loss provisions of $500 thousand for the same period last year. During the current quarter, the net impact to our provision for loan losses caused by slightly higher criticized loans and reduced needs in connection with COVID-19 as a result of declining loan deferral requests and positive trends of existing modified loans were entirely offset by declining loan balances. See Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "COVID-19" for additional information. Nonperforming loans totaled $4.8 million, or 0.08% of total loans, at September 30, 2020, compared to $6.3 million, or 0.10%, and $12.9 million, or 0.21%, of total loans, at December 31, 2019 and September 30, 2019, respectively. Total criticized loans totaled $48.0 million at September 30, 2020 as compared to $45.5 million and $43.6 million at December 31, 2019 and September 30, 2019, respectively. Our allowance for loan losses as a percentage of total loans was 0.75% at September 30, 2020 as compared to 0.58% and 0.56% at December 31, 2019 and September 30, 2019, respectively.

Noninterest Income

Noninterest income decreased by $406 thousand, or 40.9%, to $587 thousand for the three months ended September 30, 2020 from $993 thousand for the same period last year.

The following table presents the major components of our noninterest income:

	For the Three Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
Gain on sale of loans	$—	$77	$(77)	(100.0)%
FHLB dividends	368	557	(189)	(33.9)%
Fee income	134	144	(10)	(6.9)%
Other	85	215	(130)	(60.5)%
Total noninterest income	$587	$993	$(406)	(40.9)%
The decrease in noninterest income for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, was primarily due to a decrease in FHLB dividends of $189 thousand during the current quarter compared to the same period last year, as well as a decline in fair value adjustments recorded on equity securities of $89 thousand. The FHLB decreased its annualized dividend rate from 7% to 5% for the quarter ended September 30, 2020, as compared to the same period last year.

Noninterest Expense

Noninterest expense increased $305 thousand, or 1.9%, to $16.4 million for the three months ended September 30, 2020 from $16.1 million for the three months ended September 30, 2019.

The following table presents the components of our noninterest expense for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$11,408	$9,191	$2,217	24.1%
Deposit insurance premium	482	—	482	N/A
Professional and regulatory fees	431	521	(90)	(17.3)%
Occupancy	1,156	1,425	(269)	(18.9)%
Depreciation and amortization	673	672	1	0.1%
Data processing	999	945	54	5.7%
Marketing	306	1,217	(911)	(74.9)%
Other expenses	919	2,098	(1,179)	(56.2)%
Total noninterest expense	$16,374	$16,069	$305	1.9%
The increase in noninterest expense during the quarter ended September 30, 2020 compared to the same period last year was primarily attributable to a $2.2 million increase in compensation costs mainly due to an increase in the required accrual for post-employment related retirement benefits resulting from a decline in interest rates, a decrease in capitalized loan origination costs related to lower loan volume in the current quarter compared to the same period last year, and an increase in our headcount. At September 30, 2020, we had 282 full time equivalent employees ("FTEs") compared to 274 FTEs at September 30, 2019. Additionally, federal deposit insurance assessments increased $482 thousand in the current quarter as compared to the same period last year due to the utilization of our Small Bank Assessment Credit in the prior year period. These increases were partially offset by a decrease in other expenses primarily related to the write-off of unamortized leasehold improvements totaling $1.1 million in the prior year period and a $911 thousand decrease in marketing costs related to deposit gathering efforts.
Income Tax Expense

For the three months ended September 30, 2020, we recorded income tax expense of $6.0 million as compared to $5.3 million for the same period last year with effective tax rates of 29.6% and 29.3%, respectively.

Results of Operations - Nine Months Ended September 30, 2020 and 2019

Overview

For the nine months ended September 30, 2020, our net income was $31.2 million as compared to $36.4 million for the nine months ended September 30, 2019. The decrease of $5.2 million, or 14.3%, was primarily attributable to a $10.3 million increase in the provision for loan losses, a decrease of $1.8 million in noninterest income and an increase of $1.6 million in noninterest expense, partially offset by an increase of $6.1 million in net interest income and a decrease of $2.3 million in the provision for income taxes as compared to the same period last year. Pre-tax, pre-provision net earnings decreased by $2.8 million, or 5.3%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Net Interest Income

Net interest income increased by $6.1 million, or 6.4%, to $101.4 million for the nine months ended September 30, 2020 from $95.2 million for the same period last year primarily due to a decrease of $18.5 million in interest expense on deposits related to a 51 basis point decline in the cost of interest-bearing deposits. Additionally, interest expense on FHLB advances decreased by $2.6 million primarily due to decreases in the average balance and cost of FHLB advances of $106.9 million and ten basis points, respectively. These decreases in interest expense were partially offset by decreases in interest income on loans and investments of $10.4 million and $4.2 million, respectively. The decline in interest income on loans was due to a 23 basis points decrease in the average yield of our loan portfolio, partially offset by a $13.3 million increase in the average balance of loans. The decline in interest income on investments was primarily related to a decrease in the average yield of our investment portfolio of 82 basis points related to declining market interest rates. Net interest margin for the nine months ended September 30, 2020 was 1.92%, compared to 1.82% for the same period last year. The increase in our margin was primarily related to the 46 basis point decline in the cost of our interest-bearing liabilities, partially offset by the decline of 33 basis points in the yield of our interest-earning assets.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the nine months ended September 30, 2020 and 2019. The average balances are daily averages.

	For the Nine Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,054,303	$116,952	3.85%	$3,838,154	$119,553	4.15%
Single family residential	1,948,693	50,480	3.45%	2,169,862	58,782	3.61%
Commercial real estate	207,746	7,210	4.63%	195,042	7,015	4.80%
Construction, land and NM	20,195	1,019	6.74%	14,589	728	6.67%
Total Loans (1)	6,230,937	175,661	3.76%	6,217,647	186,078	3.99%
Investment securities	652,093	7,787	1.59%	659,635	11,943	2.41%
Cash, cash equivalents and restricted cash	161,394	454	0.38%	103,185	1,688	2.19%
Total interest-earning assets	7,044,424	183,902	3.48%	6,980,467	199,709	3.81%
Noninterest-earning assets (2)	62,347			77,106
Total assets	$7,106,771			$7,057,573
Interest-Bearing Liabilities
Transaction accounts	$289,325	1,366	0.62%	$208,287	2,058	1.30%
Money market demand accounts	1,458,688	10,920	0.98%	1,385,633	13,705	1.30%
Time deposits	3,489,881	47,860	1.80%	3,532,068	62,923	2.35%
Total deposits	5,237,894	60,146	1.51%	5,125,988	78,686	2.02%
FHLB advances	972,311	16,550	2.27%	1,079,231	19,165	2.37%
Junior subordinated debentures	61,857	1,104	2.38%	61,857	1,888	4.08%
Senior debt	94,458	4,727	6.67%	94,335	4,725	6.68%
Total interest-bearing liabilities	6,366,520	82,527	1.71%	6,361,411	104,464	2.17%
Noninterest-bearing deposit accounts	62,931			41,567
Other noninterest-bearing liabilities	69,224			59,225
Total liabilities	6,498,675			6,462,203
Total stockholders' equity	608,096			595,370
Total liabilities and stockholders' equity	$7,106,771			$7,057,573

Net interest spread (3)			1.77%			1.64%
Net interest income/margin (4)		$101,375	1.92%		$95,245	1.82%

(1)     Non-accrual loans and loans held for sale are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $11.8 million and $10.4 million for the nine months ended September 30, 2020 and 2019, respectively.
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

	Nine Months Ended September 30, 2020 vs 2019
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$6,425	$(9,026)	$(2,601)
Single family residential	(5,786)	(2,516)	(8,302)
Commercial real estate	449	(254)	195
Construction, land and NM	283	8	291
Total Loans	1,371	(11,788)	(10,417)
Investment securities	(135)	(4,021)	(4,156)
Cash, cash equivalents and restricted cash	636	(1,870)	(1,234)
Total interest-earning assets	1,872	(17,679)	(15,807)
Interest-Bearing Liabilities
Transaction accounts	611	(1,303)	(692)
Money market demand accounts	682	(3,467)	(2,785)
Time deposits	(732)	(14,331)	(15,063)
Total deposits	561	(19,101)	(18,540)
FHLB advances	(1,834)	(781)	(2,615)
Senior debt	7	(5)	2
Junior subordinated debentures	—	(784)	(784)
Total interest-bearing liabilities	(1,266)	(20,671)	(21,937)

Net Interest Income	$3,138	$2,992	$6,130

Total interest income decreased by $15.8 million, or 7.9%, for the nine months ended September 30, 2020 as compared to the same period last year. The decrease was primarily due to a $10.4 million decrease in interest income earned on loans resulting from a 23 basis point decrease in our loan yield, partially offset by growth in the average daily balance of loans of $13.3 million, as compared to the same period last year. The decline in our loan yield was primarily caused by a net increase of $8.9 million in the cost of our interest rate swaps and the prepayment of higher yielding loans, which were being replaced by loans at lower interest rates. The volume of new loans originated totaled $1.0 billion and $1.1 billion for the nine months ended September 30, 2020 and 2019, respectively. The weighted average rate on new loans for the nine months ended September 30, 2020 was 3.82% as compared to 4.43% for the same period last year. The decline in the average coupon on originations was primarily due to the decline in market interest rates. Loan prepayment speeds were 20.9% and 17.4% during the nine months ended September 30, 2020 and 2019, respectively. The weighted average rate on loan payoffs/curtailments during the nine months ended September 30, 2020 was 4.22% as compared to 4.25% for the same period last year. Additionally, interest income on investments decreased by $4.2 million primarily due to a decrease in the yield on investment securities of 82 basis points. The decline in our investment yield was generally caused by variable rate securities repricing to lower current interest rates, as well as the accelerated prepayment of securities backed by mortgages.

Total interest expense decreased $21.9 million to $82.5 million for the nine months ended September 30, 2020 from $104.5 million for the same period last year. Interest expense on deposits decreased $18.5 million primarily due to the cost of interest-bearing deposits decreasing 51 basis points. The decrease in our cost of interest-bearing deposits compared to the same period last year is predominantly due to a decline in short-term interest rates due to the FOMC's interest rate cuts. Interest expense on advances from the FHLB decreased by $2.6 million during the nine months ended September 30, 2020 compared to the same period last year, primarily due to a decrease in the average balance and cost of FHLB advances of $106.9 million and ten basis points, respectively.

Provision for Loan Losses

Provision for loan losses totaled $10.6 million for the nine months ended September 30, 2020 as compared to $250 thousand for the same period last year. The loan loss provision recognized during the first nine months of 2020 was primarily recorded to set aside reserves for the uncertain economic impacts associated with the COVID-19 pandemic. See Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "COVID-19" for additional information.

Noninterest Income

Noninterest income decreased by $1.8 million, or 46.7%, to $2.1 million for the nine months ended September 30, 2020 from $3.9 million for the same period last year.

The following table presents the major components of our noninterest income:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
Gain on sale of loans	$—	$607	$(607)	(100.0)%
FHLB dividends	1,277	1,604	(327)	(20.4)%
Fee income	192	492	(300)	(61.0)%
Other	587	1,158	(571)	(49.3)%
Total noninterest income	$2,056	$3,861	$(1,805)	(46.7)%
The decrease in noninterest income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to a $607 thousand gain on sale of loans and a non-recurring equipment recovery of $384 thousand, both recognized during the prior year to date period, as well as a $327 thousand decrease in FHLB stock dividends and a $421 thousand decrease in servicing fee income related to a decline in the volume of serviced loans, as well as a decrease in the the fair value of our mortgage servicing rights during the current year to date period.

Noninterest Expense

Noninterest expense increased $1.6 million, or 3.3%, to $48.6 million for the nine months ended September 30, 2020 from $47.0 million for the same period last year.

The following table presents the components of our noninterest expense for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$32,913	$27,857	$5,056	18.1%
Deposit insurance premium	1,429	985	444	45.1%
Occupancy	3,397	4,214	(817)	(19.4)%
Depreciation and amortization	2,029	2,001	28	1.4%
Professional and regulatory fees	1,316	1,419	(103)	(7.3)%
Marketing	1,511	3,442	(1,931)	(56.1)%
Data processing	3,004	2,809	195	6.9%
Other expenses	2,982	4,300	(1,318)	(30.7)%
Total noninterest expense	$48,581	$47,027	$1,554	3.3%

The increase in noninterest expense during the nine months ended September 30, 2020 as compared to the same period last year was primarily attributable to $5.1 million in higher compensation costs mainly due to an increase in the required accrual for post-employment related retirement benefits resulting from a decline in interest rates, as well as an increase in our headcount. These increased costs were partially offset by a $1.9 million decrease in marketing costs associated with deposit gathering efforts, an $817 thousand decline in occupancy costs, and a $1.1 million decline in the write-off of leasehold improvements. Both the decline in occupancy costs and the write-off of leasehold improvements were attributable to the relocation of two facilities in late 2019.

Income Tax Expense

For the nine months ended September 30, 2020, we recorded income tax expense of $13.1 million as compared to income tax expense of $15.4 million for the same period last year with effective tax rates of 29.5% and 29.8%, respectively.

Financial Condition - As of September 30, 2020 and December 31, 2019

Total assets at September 30, 2020 were $7.1 billion, an increase of $25.8 million, or 0.4%, from December 31, 2019. The increase was primarily due to a $122.7 million increase in cash, cash equivalents and restricted cash, partially offset by an $82.5 million decrease in loans and a $10.1 million increase in our allowance for loan losses as compared to December 31, 2019. Total liabilities were $6.5 billion at September 30, 2020, an increase of $31.5 million, or 0.5%, from December 31, 2019. The increase in total liabilities was primarily attributable to growth in our deposits of $42.0 million, partially offset by a decrease in FHLB advances of $17.0 million compared to December 31, 2019.

Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of September 30, 2020 and December 31, 2019, our total loans held for investment amounted to $6.1 billion and $6.2 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of September 30, 2020		As of December 31, 2019
(Dollars in thousands)	Amount	% of total	Amount	% of total
Real estate loans held for investment
Multifamily residential	$4,061,912	66.7%	$3,962,929	64.1%
Single family residential	1,813,743	29.7%	1,993,484	32.3%
Commercial real estate	203,196	3.3%	202,452	3.3%
Construction and land	19,352	0.3%	20,565	0.3%
Non-mortgage	100	—%	100	—%
Total loans before deferred items	6,098,303	100.0%	6,179,530	100.0%
Deferred loan costs, net	50,198		51,447
Total loans held for investment	$6,148,501		$6,230,977
The relative composition of the loan portfolio has not changed significantly over the past few years. Our primary focus remains multifamily real estate lending, which constitutes 67% and 64% of our portfolio at September 30, 2020 and December 31, 2019, respectively. Single family residential lending is our secondary lending emphasis and represents 30% and 32% of our portfolio at September 30, 2020 and December 31, 2019, respectively. Single family residential loans have decreased slightly from the prior year due to elevated prepayments attributable to customers refinancing their hybrid-ARM loans to take advantage of lower long-term interest rates.

We recognize that these two loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 577.1% and 562.3% as of September 30, 2020 and December 31, 2019, respectively. Our single family loans as a percentage of risk-based capital were 259.8% and 285.2% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At September 30, 2020, 62%, 26% and 10% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 61%, 26% and 11%, respectively, at December 31, 2019.

Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual evaluations of income property loans and semi-annual stress testing. Although we have temporarily tightened lending standards in response to the COVID-19 pandemic, we expect to continue modestly growing our single family residential and multifamily residential loan portfolios.

We have a small portfolio of construction loans with commitments (funded and unfunded) totaling $34.7 million and $39.4 million at September 30, 2020 and December 31, 2019, respectively. Our construction lending typically focuses on single family residential projects with completed values of $5.0 million or less and multifamily projects with loan commitments of $15.0 million or less. In response to selective underwriting due to the aforementioned pandemic, we expect growth of our construction loan portfolio to be limited.
The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Loan Inflows:
Multifamily residential	$166,664	$201,216	$611,215	$659,549
Single family residential	68,577	167,092	402,969	425,418
Commercial real estate	—	5,910	12,106	35,040
Construction and land	—	8,144	9,583	21,331
Purchases	—	—	20,380	10,052
Total loans originated and purchased	235,241	382,362	1,056,253	1,151,390

Loan Outflows:
Loan principal reductions and payoffs	(368,845)	(386,076)	(1,158,026)	(956,044)
Portfolio loan sales	—	(10,394)	—	(60,841)
Other (1)	1,066	(3,685)	19,297	(5,615)
Total loan outflows	(367,779)	(400,155)	(1,138,729)	(1,022,500)
Net change in total loan portfolio	$(132,538)	$(17,793)	$(82,476)	$128,890

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loan costs, fair value adjustments and, to the extent applicable, may include foreclosures, charge-offs, negative amortization and interest capitalized as a result of COVID-19 modifications.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At September 30, 2020, our multifamily real estate portfolio had an average loan balance of $1.6 million, an average unit count of 14.9 units, a weighted average loan to value of 56.9% and a weighted average debt service coverage ratio of 1.54, as compared to an average loan balance of $1.6 million, an average unit count of 15.2 units, a weighted average loan to value of 56.9% and a weighted average debt service coverage ratio of 1.49 at December 31, 2019.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio.

The majority of our originations are for purchase transactions, but we also provide refinancings. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At September 30, 2020, our single family residential real estate portfolio had an average loan balance of $935 thousand, a weighted average loan to value of 64.4% and a weighted average credit score at origination/refreshed of 751. At December 31, 2019, our single family residential real estate portfolio had an average loan balance of $905 thousand, a weighted average loan to value of 64.6% and a weighted average credit score at origination/refreshed of 750.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on nonresidential commercial real estate. Our commercial real estate loans are generally used to finance the purchase of established multi-tenant industrial, office and retail sites. At September 30, 2020, our commercial real estate portfolio had an average loan balance of $2.1 million, a weighted average loan to value of 55.4% and a weighted average debt service coverage ratio of 1.67, as compared to an average loan balance of $2.1 million, a weighted average loan to value of 55.9% and a weighted average debt service coverage ratio of 1.57 at December 31, 2019.

Other. Other categories of loans included in our portfolio include construction loans and non-mortgage loans. Construction loans currently consist primarily of single family construction projects. The non-mortgage loans in our portfolio were provided in support of community investment efforts.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
As of September 30, 2020:
Loans
Real estate mortgage loans:
Multifamily residential	$13	$7,099	$4,054,800	$4,061,912
Single family residential	13	1,278	1,812,452	1,813,743
Commercial real estate	—	2,604	200,592	203,196
Construction and land	11,084	8,268	—	19,352
Non-mortgage	—	—	100	100
Total loans	$11,110	$19,249	$6,067,944	$6,098,303

Fixed interest rates	$—	$13	$26,369	$26,382
Floating or hybrid adjustable rates	11,110	19,236	6,041,575	6,071,921
Total loans	$11,110	$19,249	$6,067,944	$6,098,303
As of December 31, 2019:
Loans
Real estate mortgage loans:
Multifamily residential	$—	$1,498	$3,961,431	$3,962,929
Single family residential	1,445	1,403	1,990,636	1,993,484
Commercial real estate	58	1,640	200,754	202,452
Construction and land	15,884	4,681	—	20,565
Non-mortgage	—	—	100	100
Total loans	$17,387	$9,222	$6,152,921	$6,179,530

Fixed interest rates	$—	$352	$29,828	$30,180
Floating or hybrid adjustable rates	17,387	8,870	6,123,093	6,149,350
Total loans	$17,387	$9,222	$6,152,921	$6,179,530
Our fixed interest rate loans are primarily secured by single family residential properties in conjunction with our efforts to provide affordable housing financing to low-to-moderate income individuals. Our floating and adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of 3 to 10 years and then convert to quarterly or semi-annual adjustments thereafter. As of September 30, 2020 and December 31, 2019, $4.2 billion and $3.9 billion, respectively, of our floating or hybrid adjustable rate loans were at their floor rates. The weighted average minimum interest rate on loans at their floor rates was 4.09% and 4.14% at September 30, 2020 and December 31, 2019, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.4 billion and $5.5 billion at September 30, 2020 and December 31, 2019, respectively. These loans had a weighted average term to first repricing date of 3.28 years and 3.42 years at September 30, 2020 and December 31, 2019, respectively.

Refer to Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "COVID-19" for discussion regarding the lending initiatives implemented by the Company in connection with the COVID-19 pandemic.

Asset Quality

Our primary objective is to maintain a high level of asset quality in our loan portfolio. We believe our underwriting practices and policies, established by experienced professionals, appropriately govern the risk profile for our loan portfolio. These policies are continually evaluated and updated as necessary. All loans are assessed and assigned a risk classification at origination based on underlying characteristics of the transaction such as collateral type, collateral cash flow, collateral coverage and borrower strength. We believe that we have a comprehensive methodology to proactively monitor our credit quality after origination. Particular emphasis is placed on our commercial portfolio where risk assessments are re-evaluated as a result of reviewing commercial property operating statements and borrower financials on at least an annual basis. Single family residential loans are subject to an annual credit score refresh. On an ongoing basis, we also monitor payment performance, delinquencies, and tax and property insurance compliance, as well as any other pertinent information that may be available to determine the collectibility of a loan. We believe our practices facilitate the early detection and remediation of problems within our loan portfolio. Assigned risk ratings, as well as the evaluation of other credit metrics, are an integral part of management assessing the adequacy of our allowance for loan losses. We periodically employ the use of an outside independent consulting firm to evaluate our underwriting and risk assessment process. Like other financial institutions, we are subject to the risk that our loan portfolio will be exposed to increasing pressures from deteriorating borrower credit due to general economic conditions. Refer to Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "COVID-19" for discussion regarding loan modifications in connection with the COVID-19 pandemic.

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

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Non-accrual loans
Multifamily residential portfolio	$528	$541
Single family residential portfolio	4,303	5,792
Total non-accrual loans	4,831	6,333
Real estate owned	—	—
Total nonperforming assets	$4,831	$6,333
Performing TDRs	$1,272	$1,305
Allowance for loan losses to period end nonperforming loans	953.49%	568.47%
Nonperforming loans to period end loans	0.08%	0.10%
Nonperforming assets to total assets	0.07%	0.09%
Nonperforming loans plus performing TDRs to total loans	0.10%	0.12%

When assessing whether a loan should be placed on non-accrual status because contractual payments appear doubtful, consideration is given to information we collect from third parties and our borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.
For the three and nine months ended September 30, 2020, $22 thousand and $73 thousand, respectively, in interest income was recognized on non-accrual loans subsequent to their classification as non-accrual, compared to $27 thousand and $64 thousand, for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2020, the Company recorded $14 thousand and $44 thousand, respectively, of interest income related to performing TDR loans, compared to $42 thousand and $136 thousand for the three and nine months ended September 30, 2019, respectively. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $47 thousand and $137 thousand for the three and nine months ended September 30, 2020, respectively, compared to $133 thousand and $189 thousand for the three and nine months ended September 30, 2019, respectively.

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Allowance for loan losses at beginning of period	$45,985	$35,221	$36,001	$34,314
Charge-offs:
Single family residential	—	—	(722)	—
Total charge-offs	—	—	(722)	—
Recoveries:
Single family residential	3	2	9	9
Construction and land	75	200	225	350
Total recoveries	78	202	234	359
Net recoveries (charge-offs)	78	202	(488)	359
Provision for (reversal of) loan losses	—	(500)	10,550	250
Allowance for loan losses at period end	$46,063	$34,923	$46,063	$34,923
Allowance for loan losses to period end loans held for investment	0.75%	0.56%	0.75%	0.56%
Annualized net (recoveries) charge-offs to average loans	(0.01)%	(0.01)%	0.01%	(0.01)%

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

The following table presents the book value of our investment portfolio as of the dates indicated:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities (at fair value):
Government and Government Sponsored Entities:
Residential mortgage backed securities ('MBS") and collateralized mortgage obligations ("CMOs")	$235,840	36.64%	$145,192	22.44%
Commercial MBS and CMOs	372,279	57.85%	356,169	55.05%
Agency bonds	15,380	2.39%	123,713	19.12%
Total available for sale debt securities	623,499	96.88%	625,074	96.61%
Held to maturity (at amortized cost):
Government Sponsored Entities:
Residential MBS	7,912	1.23%	10,087	1.56%
Other investments	78	0.01%	83	0.01%
Total held to maturity debt securities	7,990	1.24%	10,170	1.57%
Equity securities (at fair value)	12,070	1.88%	11,782	1.82%
Total investment securities	$643,559	100.00%	$647,026	100.00%

At September 30, 2020, there was no issuer, other than U.S. government agencies, where the aggregate book value or market value of such issuer’s securities held by the Company exceeded 10% of our stockholders’ equity.

Deposits

Representing 81.6% of our total liabilities as of September 30, 2020, deposits are our primary source of funding for our business operations. We have historically maintained and grown our deposit customer base in various rate environments based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure, "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations and transaction accounts. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits from deposit brokers and/or the State of California.

Total deposits increased by $42.0 million, or 0.8%, to $5.3 billion at September 30, 2020 from $5.2 billion as of December 31, 2019. Retail deposits increased $363.0 million, while wholesale deposits decreased $321.0 million. The increase in retail deposits has been primarily generated by our network of branches, while the decline in wholesale deposits was a purposeful decision by the Company to reduce excess, low yielding cash and cash equivalents from the unaudited consolidated statement of financial condition. Time deposits represent 59.8% and 67.4% of total deposits at September 30, 2020 and December 31, 2019, respectively. The decline in time deposits was primarily caused by the reduction in wholesale deposits, as discussed above. We consider approximately 87.5% of our retail deposits at September 30, 2020 to be core deposits based on our internal methodology, which gives consideration to the tenure of customer relationships, product penetration and the relative cost of the deposit accounts.

Our loan to deposit ratio was 116.52% and 119.03% at September 30, 2020 and December 31, 2019, respectively. The decline in this ratio was primarily due to the growth of our total deposits and the net reduction in our loan portfolio due to elevated loan prepayments outpacing loan originations during the nine months ended September 30, 2020. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth and to strategically manage our interest rate risk, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.

The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$77,572	—%	1.3%	$43,188	—%	0.8%
Interest-bearing transaction accounts	368,072	0.49%	6.8%	201,480	1.24%	3.8%
Money market demand accounts	1,593,623	0.85%	29.6%	1,418,275	1.34%	26.7%
Time deposits	3,343,849	1.38%	62.3%	3,654,313	2.40%	68.7%
Total	$5,383,116	1.16%	100.0%	$5,317,256	2.07%	100.0%

	Nine Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$62,931	—%	1.2%	$41,567	—%	0.8%
Interest-bearing transaction accounts	289,325	0.62%	5.5%	208,287	1.30%	4.0%
Money market demand accounts	1,458,688	0.98%	27.5%	1,385,633	1.30%	26.8%
Time deposits	3,489,881	1.80%	65.8%	3,532,068	2.35%	68.4%
Total	$5,300,825	1.51%	100.0%	$5,167,555	2.02%	100.0%

The following table sets forth the maturity of time deposits as of September 30, 2020:

(Dollars in thousands except for column headings)	Under $100,000	$100,000 and greater
Remaining maturity:
Three months or less	$104,466	$310,398
Over three through six months	127,183	399,200
Over six through twelve months	250,320	1,637,147
Over twelve months	57,045	267,456
Total	$539,014	$2,614,201
Percent of total deposits	10.22%	49.54%

The Company had time deposits that met or exceeded the FDIC insurance limit of $250 thousand of $1.4 billion at both September 30, 2020 and December 31, 2019, respectively. At the same dates, the Company had $95.0 million and $416.0 million, respectively, of wholesale deposits.
FHLB Advances and Other Borrowings

In addition to deposits, we utilize collateralized FHLB borrowings to fund our loan growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances decreased $17.0 million, or 1.7%, to $961.7 million at September 30, 2020 compared to $978.7 million at December 31, 2019. As of both September 30, 2020 and December 31, 2019, the Bank had FHLB letters of credit outstanding totaling $62.6 million.

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

	September 30, 2020		December 31, 2019		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	1.63%	$41,238	3.27%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	1.87%	$20,619	3.51%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
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

The following table presents information regarding our FHLB advances and other borrowings as of and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
FHLB advances
Average amount outstanding during the period	$961,747	$1,021,396	$972,311	$1,079,231
Maximum amount outstanding at any month-end during the period	961,747	1,052,115	1,040,199	1,052,120
Balance outstanding at end of period	961,747	977,210	961,747	977,210
Weighted average maturity (in years)	2.1	2.6	2.1	2.6
Weighted average interest rate at end of period	2.19%	2.30%	2.19%	2.30%
Weighted average interest rate during the period	2.20%	2.32%	2.27%	2.37%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857	$61,857	$61,857
Weighted average maturity (in years)	16.3	17.3	16.3	17.3
Weighted average interest rate at end of period	1.71%	3.58%	1.71%	3.58%
Weighted average interest rate during the period	1.79%	3.87%	2.38%	4.08%

Senior unsecured term notes
Balance outstanding at end of period	$94,509	$94,386	$94,509	$94,386
Weighted average maturity (in years)	4.1	5.1	4.1	5.1
Weighted average interest rate at end of period	6.66%	6.68%	6.66%	6.68%
Weighted average interest rate during the period	6.66%	6.68%	6.67%	6.68%

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

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Outstanding at period end	$—	$—	$—	$—
Average amount outstanding	—	1,847	9,239	65,191
Maximum amount outstanding at any month end	—	—	63,000	209,700
Weighted average interest rate:
During period	—%	2.44%	1.45%	2.57%
End of period	—%	—%	—%	—%
Stockholders’ Equity

Stockholders’ equity totaled $608.8 million and $614.5 million at September 30, 2020 and December 31, 2019, respectively. The decrease in stockholders' equity was primarily related to stock repurchases of $34.7 million and dividends paid of $9.3 million, partially offset by net income of $31.2 million during the nine months ended September 30, 2020.

In May 2020, the Company completed its $45.0 million stock repurchase program. During the current year to date period, the Company repurchased 3.9 million shares in connection with its stock repurchase program at an average price of $9.01 per share, or a 22.0% discount to tangible book value at September 30, 2020, and a total cost of

$34.7 million. Since the inception of the repurchase program, the Company repurchased a total of 4.9 million shares at an average share price of $9.19, and a total cost of $45.0 million, in connection with the program.

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

(Dollars in thousands)	September 30, 2020	December 31, 2019
Commitments to fund loans held for investment	$124,100	$103,227
In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $959 thousand and $1.0 million as of September 30, 2020 and December 31, 2019, respectively, which is included in other liabilities and accrued expenses on the unaudited consolidated statements of financial condition. As of September 30, 2020, four loans with an aggregate principal balance of $5.6 million, or 2.2% of the aggregate remaining loan balance in the securitization pool, had been modified for payment deferral related to the COVID-19 pandemic. All four loans had returned to their respective contractual loan payments as of September 30, 2020.

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

Contractual Obligations

The following table presents, as of September 30, 2020, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", Note 16. ‘‘Commitments and Contingencies,’’ in the notes to our unaudited consolidated financial statements in this Report.

		Payments Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$3,153,215	$2,828,714	$312,008	$12,493	$—
FHLB advances (1)	961,747	360,100	400,000	201,500	147
Senior debt (1)	95,000	—	—	95,000	—
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases	16,018	4,804	6,581	2,788	1,845
Significant contract (2)	6,804	1,213	2,427	2,427	737
Total	$4,294,641	$3,194,831	$721,016	$314,208	$64,586

(1) Amounts exclude interest
(2) We have one significant, long-term contract for core processing services which expires May 9, 2026. The actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using our current year-to-date average monthly expense extrapolated over the remaining life of the contract.
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

Our total deposits at September 30, 2020 and December 31, 2019 were $5.3 billion and $5.2 billion, respectively. Based on the values of loans pledged as collateral, our $961.7 million of FHLB advances outstanding and our $62.6 million FHLB letter of credit outstanding, we had $709.2 million of additional borrowing capacity with the FHLB at September 30, 2020. Based on the values of loans pledged as collateral, we had $168.2 million of borrowing capacity with the FRB at September 30, 2020. There were no outstanding advances with the FRB at September 30, 2020. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at September 30, 2020, none of which were advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Available cash balances at correspondent banks, including amounts at the FRB, totaled $202.1 million at September 30, 2020.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of September 30, 2020 and December 31, 2019, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At September 30, 2020, the capital conservation buffer was 2.50%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of September 30, 2020
Tier 1 Leverage Ratio	$660,822	9.22%	$286,682	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	598,965	15.39%	175,152	4.50%	$272,458	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	660,822	16.98%	233,536	6.00%	330,842	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	708,025	18.19%	311,381	8.00%	408,687	10.50%	N/A	N/A
As of December 31, 2019
Tier 1 Leverage Ratio	$671,580	9.47%	$283,631	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	609,723	15.46%	177,523	4.50%	$276,147	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	671,580	17.02%	236,697	6.00%	335,321	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	708,847	17.97%	315,596	8.00%	414,220	10.50%	N/A	N/A
Luther Burbank Savings
As of September 30, 2020
Tier 1 Leverage Ratio	$741,409	10.35%	$286,606	4.00%	N/A	N/A	$358,257	5.00%
Common Equity Tier 1 Risk-Based Ratio	741,409	19.07%	174,973	4.50%	$272,181	7.00%	252,739	6.50%
Tier 1 Risk-Based Capital Ratio	741,409	19.07%	233,298	6.00%	330,505	8.50%	311,063	8.00%
Total Risk-Based Capital Ratio	788,612	20.28%	311,063	8.00%	408,271	10.50%	388,829	10.00%
As of December 31, 2019
Tier 1 Leverage Ratio	$748,916	10.57%	$283,542	4.00%	N/A	N/A	$354,428	5.00%
Common Equity Tier 1 Risk-Based Ratio	748,916	18.99%	177,437	4.50%	$276,012	7.00%	256,297	6.50%
Tier 1 Risk-Based Capital Ratio	748,916	18.99%	236,582	6.00%	335,158	8.50%	315,443	8.00%
Total Risk-Based Capital Ratio	786,183	19.94%	315,443	8.00%	414,019	10.50%	394,303	10.00%

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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at September 30, 2020. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
September 30, 2020
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(7.7)	(5.1)%
+300 BP	(4.2)	(2.8)%
+200 BP	(1.9)	(1.3)%
+100 BP	(0.6)	(0.4)%
-100 BP	1.0	0.6%
The NII at Risk reported at September 30, 2020 reflects that our earnings are in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. All NII stress tests measures were within our board established limits. During the nine months ended September 30, 2020, our NII at Risk decreased as compared to December 31, 2019 due to the decline in interest rates and our interest rate swap positions.
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

Interest Rate Risk to Capital (EVE)
September 30, 2020
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(167.3)	(31.3)%
+300 BP	(116.4)	(21.8)%
+200 BP	(79.8)	(14.9)%
+100 BP	(46.7)	(8.7)%
-100 BP	41.0	7.7%
The EVE at Risk reported at September 30, 2020 reflects that our market value of capital is in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. All EVE stress tests measures were within our board established limits. During the nine months ended September 30, 2020, our EVE at Risk generally increased as compared to December 31, 2019 primarily due to the decline in the Company's capital due to stock repurchases during the nine months ended September 30, 2020, partially offset by the decline in interest rates.
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
We typically utilize FHLB advances with or without embedded interest rate caps to hedge our liability sensitive interest rate risk position. Interest rate caps embedded in FHLB advances do not qualify as derivative contracts as the cost of these contracts is inseparable from the cost of the advances and, as such, is included in interest expense in our unaudited consolidated statements of income. In addition, during 2019, we entered into two, two-year interest rate swaps with a total notional amount of $1.0 billion to hedge the interest rate risk related to certain hybrid multifamily loans which are currently in their fixed rate period. The swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income for loans in our unaudited consolidated statements of income. During the nine months ended September 30, 2020, the Company recognized a reduction in interest income of $7.3 million in connection with the swaps.
The following table summarizes FHLB borrowings with embedded caps and the other derivative instruments utilized by us as interest rate risk hedge positions as of September 30, 2020:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
FHLB fixed rate advance	With embedded cap	5	$100,000	$—	$—
Interest rate swap	Fair value hedge	9	500,000	—	5,478
Interest rate swap	Fair value hedge	11	500,000	—	5,356
			$1,100,000	$—	$10,834
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO. Additionally, contracts are in place to ensure that minimum transfer amounts and collateral requirements are established.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2020, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

We are actively working to support our mortgage borrowers to mitigate the impact of the COVID-19 pandemic on them and on our portfolio, including through loan modifications that defer payments for a specified period of time for those who experienced a hardship as a result of the COVID-19 pandemic. As of September 30, 2020, we have modified an aggregate of $397.5 million in principal amount of mortgage loans, representing 6.5% of our loan portfolio. This amount excludes $24.0 million of modified loans that have subsequently paid off. However, our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

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

LUTHER BURBANK CORPORATION

DATED:	NOVEMBER 6, 2020	By: /s/ Simone Lagomarsino
Simone Lagomarsino
President and Chief Executive Officer

DATED:	NOVEMBER 6, 2020	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer