Form 10-K
period 2020-12-31
Luther Burbank Corp
filed 2021-03-11
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of its common stock held by non-affiliates was approximately $114.8 million based on the closing price per share of common stock of $10.00 on June 30, 2020.

As of March 1, 2021, there were 52,229,138 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on April 27, 2021 and any adjournment thereof, are incorporated by reference in Part III.

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

This Annual Report on Form 10-K contains a number of forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements may be identified by use of words such as "anticipate," "believe," “continue,” "could," "estimate," "expect," “impact,” "intend," "seek," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions. Forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and are often beyond the Company's control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are numerous, important factors that could cause our actual results to differ materially from those indicated in forward-looking statements, including, but not limited to, the following:
•the COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic;
•business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets;
•economic, market, operational, liquidity, credit and interest rate risks associated with our business;
•the occurrence of significant natural or man-made disasters, including fires, earthquakes and terrorist acts, as well as public health issues and other adverse external events that could harm our business;
•our management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure;
•our ability to achieve organic loan and deposit growth and the composition of such growth;
•the fiscal position of the U.S. and the soundness of other financial institutions;
•changes in consumer spending and savings habits;
•technological changes;
•the laws and regulations applicable to our business, and the impact of recent and future legislative and regulatory changes;
•changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;
•increased competition in the financial services industry;
•changes in the level of our nonperforming assets and charge-offs;
•our involvement from time to time in legal proceedings and examinations and remedial actions by regulators;
•the composition of our management team and our ability to attract and retain key personnel;
•material weaknesses in our internal control over financial reporting;
•systems failures or interruptions involving our information technology and telecommunications systems;
•potential exposure to fraud, negligence, computer theft and cyber-crime;
•failure to adequately manage the transition from LIBOR as a reference rate; and
•the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission ("SEC"), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the

Current Expected Credit Loss (“CECL”) model, which will change how we estimate credit losses and may increase the required level of our allowance for credit losses after adoption on January 1, 2023.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I.

Item 1. Business
General
Luther Burbank Corporation is a bank holding company incorporated on May 14, 1991 under the laws of the state of California and is headquartered in Santa Rosa, California. The Company operates primarily through its wholly-owned subsidiary, Luther Burbank Savings, a California banking corporation originally chartered in 1983 in Santa Rosa, California. The Bank conducts its business from its headquarters in Gardena, CA.
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
•we may present less than five years of selected financial data;
•we are exempt from the requirement to provide an opinion from our auditors on the design and operating effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;
•we may choose not to comply with any new requirements adopted by the Public Company Accounting Oversight Board ("PCAOB");
•we are permitted to provide less extensive disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means we do not have to include a compensation discussion and analysis and other disclosure regarding our executive compensation in this Annual Report; and
•we are not required to hold nonbinding advisory votes on executive compensation or golden parachute arrangements.
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
Business Strategies
We intend to continue executing our strategic plan by focusing on the following key objectives:
•Continued organic lending growth in our existing markets. Our primary focus is to grow our client base within our strategic markets and to expand the penetration of our existing multifamily, single family and commercial real estate lending activities within these markets in the western United States, which have historically had strong job growth, strong economic growth and limited affordable housing. These markets include all major metropolitan markets between Seattle and San Diego and we periodically evaluate opportunities to expand into additional markets in the western United States with similar characteristics. The high cost of living and high barriers to entry make these markets attractive for investments in affordable rental housing for low- and middle-income tenants. Robust job markets, strong single family residential demand, high average housing costs, and concentrations of professional, highly skilled and high income workers, entrepreneurs and other high net worth individuals make our markets ideal for our portfolio single family residential lending activities.
We believe we have a competitive advantage over larger national financial institutions, which lack our level of personalized service, and over smaller community banks, which lack our product and market expertise. We intend to capture additional market share by deepening our relationships with current customers and supporting our bankers in their pursuit of new customers in our target markets. We will also consider the opportunistic lift-out of key personnel or teams from other financial institutions. We believe that our stable, income producing property focus and our existing customer profile lends itself to expanded lending in our existing markets, as well as potential new markets.
•Deepen client relationships and grow our deposit base. We provide a high level of customer service to our depositors. Our historical focus for our deposit production activities was exclusively on individual savings deposits from high net worth, primarily self-employed individuals, entrepreneurs and professionals, and we did not emphasize transactional accounts. This strategy has produced a stable customer base. We have expanded our focus in recent years, and invested in personnel, business and compliance processes and technology that enable us to acquire, and efficiently and effectively serve, a wider array of consumer transactional accounts and business deposit accounts while continuing to provide the level of customer service for which we are known to our consumer depositors. We have also increased outreach in high-density, small to medium sized business markets where the Bank already operates. We also provide comprehensive online and mobile banking products to our business and consumer depositors to complement our branch network.
We believe that our current customer base contains additional untapped cross-selling opportunities. We plan to continue to grow our non-brokered, consumer and business deposits by:
•cross-selling business deposit relationships to our existing consumer customers who are business operators;
•cross-selling business and consumer accounts to our multifamily and single family loan borrowers;
•obtaining new individual and business customers, including specialty deposit customers, such as fiduciary service providers,1031 exchange companies, unions, homeowners associations, nonprofits and California-licensed cannabis businesses;
•increasing our digital market presence including the use of social media; and
•continuing to evaluate new branches, via de novo activity and/or acquisition, in key markets in the western United States.
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
•Disciplined credit quality and robust risk management. We are committed to being a high performing organization, and we intend to operate in a disciplined manner. Risk management is a core competency of our business, demonstrated by the strong credit performance of our portfolio. We have comprehensive policies and procedures for credit underwriting, monitoring our loan portfolio and internal risk management including managing our interest rate risk, compliance risk, reputation risk, legal risk and other risks inherent in our operations. The sound credit practices followed by our bankers allow credit decisions to be made efficiently and consistently. We attribute our success to a strong credit culture, the continuous evaluation of risk and return and the strict separation between business development and credit decision making, coupled with a robust risk management framework. Our focus on credit and risk management has enabled us to originate large volumes of loans successfully while maintaining strong asset quality.
•Disciplined cost management. We intend to continue to foster a culture of efficiency through hands-on management, prudent expense management, and a small number of large deposit balance branches. With a continuing emphasis on process improvements, we believe that we can support growth in assets, customers and our geographic footprint without significant additional investment in our infrastructure or significant expansion of our personnel. We believe that our existing network of branches and loan production offices, as well as non-branch and online customer and deposit development activities, have significant potential to continue to grow loan and deposit balances. We will continue to be highly selective as we explore opportunities for establishing additional strategically located branches in markets that present significant opportunity for multifamily and commercial real estate lending, single family residential lending, and high net worth consumer and business banking relationships.
Market Area
Our operations are concentrated in demographically desirable major metropolitan areas on the West Coast located in the states of California, Washington and Oregon. We have ten full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. We also operate six loan production offices located throughout California, as well as a loan production office in Clackamas County, Oregon. We are most active in the following metropolitan areas: Santa Rosa (Sonoma County), Los Angeles, San Francisco, San Jose, San Diego, and Seattle. We are seeking to more deeply penetrate these core markets, and other major metropolitan markets that share key demographic characteristics with our core markets.
Competition
We operate in a highly competitive industry and in highly competitive markets throughout the West Coast. While our commercial real estate and jumbo single family residential focuses require significant expertise to perform efficiently, competition in commercial real estate lending is keen from large banking institutions with national operations and mid-sized regional banking institutions, while in the single family lending market, we face competition from a wide array of institutions. We compete with other community banks, savings and loan associations, credit unions, mortgage companies, insurance companies, finance companies, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, private lenders and nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. The primary factors driving competition for deposits are customer service, interest rates, fees charged, branch locations and hours, online and mobile banking functionality, the range of products offered and the reputation/public perception of an institution. The primary factors driving competition for our lending products are customer service, range of products offered, price, reputation, and quality of execution. We believe the Bank is a strong competitor in our markets; however, other competitors have advantages over us. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks, generate fee and other noninterest income, make larger technology investments and offer services that we do not offer. The higher capitalization of the larger institutions permits them to provide higher lending limits than we can, although our current lending limit is able to accommodate the credit needs of most of our borrowers. Some of these competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent, lesser regulation in the case of mortgage companies and finance companies.
Our primary multifamily competitor is JPMorgan Chase & Co. Additional competitors include, but are not limited to, Pacific Premier Bancorp, Inc., First Foundation, Inc., Homestreet Bank and Umpqua Bank. Our primary single family lending competitors in our markets are MUFG Union Bank, N.A., Fremont Bank, WaFd Bank, various non-bank mortgage lenders, and large national banks. Our primary deposit competitors are local regional banks, community banks, numerous credit unions and large national banks.
Lending Activities
The primary components of our loan portfolio are multifamily and commercial real estate loans and single family residential loans, primarily jumbo loans which do not meet the requirements for conforming loans.

•Multifamily and Commercial Real Estate Lending.
Our commercial real estate loans consist primarily of first mortgage loans made for the purpose of purchase, refinance or build-out of tenant improvements on investor owned multifamily residential (five or more units) properties. We also provide loans for the purchase, refinance or improvement of office, retail and light industrial properties.
Our underwriting guidelines for multifamily and other commercial real estate loans require a thorough analysis of the financial performance, cash flows, loan to value and debt service coverage ratios, as well as the physical characteristics of the property being financed and which will stand as collateral for the loan, as well as the financial condition and global cash flows of the borrower and any guarantor or other secondary source of repayment. We also closely review the experience of the borrower and its principals in the ownership, successful management and financing of multifamily residential rental properties or other rental commercial real estate, as well as their reputation for quality business practices and financial responsibility.
The location of the property is a primary factor in the Bank’s multifamily lending. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. Our core lending areas are currently defined as:
•Alameda, Contra Costa, Los Angeles, Marin, Napa, Orange, San Diego, San Francisco, San Mateo, Santa Barbara, Santa Clara, Sonoma and Ventura counties in California;
•Clark, King, Kitsap, Pierce and Snohomish counties in Washington; and
•Clackamas, Multnomah, and Washington counties in Oregon.
Our extended core lending areas are currently defined as:
•El Dorado, Monterey, Placer, Riverside, Sacramento, San Bernardino, San Luis Obispo, Santa Cruz, Solano and Yolo counties in California;
•Spokane and Thurston counties in Washington; and
•Lane and Marion counties in Oregon.
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
Our multifamily loans typically have a 30-year term, while our nonresidential commercial property loans have a 30-year amortization period, and are typically due in ten years. For commercial real estate, we offer adjustable rate loans based on Treasury indices, with an adjustable rate, 5-year hybrid product being our most common multifamily loan product type. Historically, our multifamily adjustable rate loans were originated primarily using the LIBOR index; however, use of this index was discontinued during 2019. We seek to have interest rates on all of our commercial loans adjust or reprice no later than ten years after origination, and quarterly or semi-annually thereafter, but our ability to obtain this term is subject to the effects of market competition, customer preferences and other factors beyond our control.
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

•Single Family Residential Lending.
Our single family residential lending provides loans for the purchase or refinance of 1-4 family residential properties. The financed properties may be owner-occupied, or investor owned, and may be a primary residence, a second home or vacation property, or an investment property.
We currently originate substantially all of our single family residential loans through a network of wholesale brokers. We monitor and regularly review our broker relationships for regulatory compliance, integrity, competence and level of activity. The primary products offered are 3, 5, 7, and 10-year variable rate hybrid loans, as well as the Grow and Daisy loan products described below.
The markets in which we make single family residential loans have historically been the same core and extended core markets in which we make multifamily residential and commercial real estate loans. These areas have been characterized by robust job markets, strong single family residential demand, high average housing cost, and concentrations of professional, highly skilled and high income workers, entrepreneurs and other high net worth individuals. These characteristics have provided a strong market for our jumbo mortgage products. Our loans are underwritten to our financial parameters of loan to value and debt to income ratios. Our underwriting includes a thorough analysis of the borrower’s ability to repay the loan, based on reviews of information regarding the borrower’s income, cash flow and wealth. This analysis enables us to provide loans to professionals, business owners and entrepreneurs who may not have a constant, readily documentable earnings stream, but substantial assets, income and wealth. Our platform and niche lending offerings are designed to meet the needs of the high demand, low supply residential real estate market in high cost market areas, and are focused on delivering certainty of execution. Our single family residential loans are generally held in portfolio, although we reserve the right to sell any loan at any time.
•Grow and Daisy.
We also offer a portfolio 30-year fixed rate first mortgage and a forgivable second mortgage, to low- and moderate-income borrowers designed to make home ownership possible and affordable even in our high cost markets. Our ‘‘Grow’’ program is designed as a conventional, community lending mortgage, up to the conforming loan amount, that offers underwriting flexibility to low- and moderate-income borrowers and borrowers purchasing properties located in low- or moderate- income communities. Loans in this program are 30-year fixed rate mortgages made on owner-occupied single family (one and two unit) properties, including condominiums. Pricing on this product is competitive at market rate.
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
Loans under the Grow and Daisy programs help meet compelling needs in our communities, but may be associated with higher loan to value and combined loan to value ratios when compared to our standard portfolio products.
Investment Activities
Our investment securities portfolio is primarily maintained as an on-balance sheet contingent source of liquidity. It provides additional interest income and has limited interest rate risk and credit risk. Other than certain securities purchased for Community Reinvestment Act ("CRA") purposes, we generally classify all of our investment securities as available for sale. Our investment policy authorizes investment primarily in U.S. Treasury securities, U.S. Agency mortgage and loan backed securities and certain CRA qualifying investments. For purposes of our investment policy, U.S. Agencies are the Small Business Administration ("SBA"), the National Credit Union Administration ("NCUA"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal National Mortgage Association ("Fannie Mae") and the Federal Farm Credit Banks Funding Corporation. Securities issued by the SBA, NCUA and GNMA are backed by the full faith and credit of the federal government.

Funding Activities
Deposits.
We offer a wide array of deposit products for individuals and businesses, including interest and noninterest-bearing transaction accounts, certificates of deposit ("CD") and money market accounts. We provide a high level of customer service to our depositors. As a means of supplementing our strategically located branch network, we offer our consumer customers unlimited free access to ATM machines worldwide. Our strategy has produced a stable customer and depositor base. We have invested in personnel, business and compliance processes and technology that enable us to acquire, and efficiently and effectively serve, a wide array of business deposit accounts, while continuing to provide the level of customer service for which we are known to our depositors.
Our deposits are currently acquired primarily through our branch network on a retail basis from high net worth individuals, professionals and their businesses, who value our financial strength, stability, high level of service and competitive interest rates. We have expanded our focus to leverage our relationships and serve business and individuals with a broader array of deposit, card and cash management products. We intend to increase our digital marketing presence to attract deposits within a wider geographic band surrounding our existing branch locations.
We currently offer a comprehensive range of business deposit products and services to assist with the banking needs of our business customers, from a basic reserve account (savings and CD products) to integrated operating accounts with cash management capacity. Our online banking platform allows a customer to view balances, initiate payments, pay bills and set up custom alerts/statements. Online wires, ACH and remote capture are additional account features available to qualified businesses. Our debit cards allow access to cash nationwide as a result of our membership in major ATM networks. We also provide online and mobile banking products to our depositors, to complement our branch network.
We grow our deposits by cross-selling business deposit relationships to our existing consumer customers who are business owners, and consumer and business accounts to our multifamily and single family loan borrowers and by obtaining new individual and business customers, including specialty deposit customers, such as fiduciary services providers, 1031 exchange companies, unions, nonprofits and California-licensed cannabis businesses. Our cross-selling efforts to existing customers are strategically targeted, based on our in depth analyses of our customers’ overall financial situation, global cash flows, financial resources and banking requirements. We believe there is additional capacity to expand deposit and lending relationships on this basis.
We supplement customer deposits with wholesale, or brokered, deposits where necessary to fund loan demand prior to raising additional customer deposits, or where desirable from a cost or liability maturity standpoint. Our current policy limits the use of wholesale deposits in accordance with our risk appetite level as determined by our board of directors.
Borrowings.
We supplement the funding provided by our deposit accounts with other borrowings at the Bank level from the Federal Home Loan Bank of San Francisco ("FHLB") to enable us to fund loans and to meet liquidity needs. We also maintain a line of credit at the Federal Reserve Bank of San Francisco ("FRB") Discount Window, which is generally not used but provides an additional source of funding, if necessary. The use of FHLB borrowings can vary significantly from period to period, as the ability to originate loans may outpace the ability to obtain core deposits at acceptable rates and in comparable amounts.
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

Our board of directors sets the tone at the top of our organization, adopting and overseeing the implementation of our Bank’s risk management framework, which establishes our overall risk appetite and risk management strategy. The Board of Directors approves our Risk Appetite Statement, which includes risk policies, procedures, limits, targets and reporting, structured to guide decisions regarding the appropriate balance between risk and return considerations in our business. Our board of directors receives periodic reporting on risks and control environment effectiveness and monitors risk levels in relation to the approved risk appetite. The Audit & Risk Committee of our board of directors provides oversight of all enterprise risk management. The Executive Committee of management is charged with identifying, managing and controlling key risks that threaten our ability to achieve our strategic initiatives and goals.
Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms and the risk that credit collateral will suffer significant deterioration in market value. We manage and control credit risk in our loan portfolio by adhering to well-defined underwriting criteria and account administration standards established by management and approved by the Board of Directors. Written credit policies document underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, product and geographic levels is actively managed to mitigate concentration risk. In addition, credit risk management includes an independent credit review process that assesses compliance with commercial real estate and consumer credit policies, risk rating standards and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We understand and evaluate our customers’ borrowing needs and capacity to repay, in conjunction with their character and history. The Bank’s Credit Council, which includes our President and Chief Executive Officer, our Chief Credit Officer, Chief Financial Officer and Chief Risk Officer, is responsible for ensuring that the Bank has an effective credit risk management program and credit risk rating system, adheres to our board’s Risk Appetite Statement, and maintains an adequate allowance for loan losses. Our management and board of directors place significant focus on maintaining a healthy risk profile and ensuring sustainable growth. Our risk appetite seeks to balance the risks necessary to achieve our strategic goals while ensuring that our risks are appropriately managed and remain within our defined limits.
Our management of interest rate and liquidity risk is overseen by our Asset and Liability Council, which is chaired by our Chief Financial Officer, based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure reviews financial performance, trends, and significant variances to budget; reviews and recommends for board approval risk limits and tolerances; reviews ongoing monitoring and reporting regarding our performance with respect to these areas of risk, including compliance with board-approved risk limits and stress-testing; reviews and recommends to the Executive Committee for approval any changes to theories, mathematics, methodologies, assumptions, and data output for models used to measure these risks; ensures annual back-testing and independent validation of models at a frequency commensurate with risk level; reviews all hedging strategies and recommends changes as appropriate; reviews and recommends our contingency funding plan; recommends to the Executive Committee proposed wholesale borrowing limits to be submitted to the Board of Directors or its designated committee; recommends to the Executive Committee the proposed terms of any unanticipated long-term borrowing arrangement prior to debt issuance; develops recommended capital requirements; and reviews information and reports submitted to the Council for the purpose of identifying, investigating, and assuring remediation of any potential issues.
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
Human Capital
As of both December 31, 2020 and 2019, we had 277 full and part time employees, nearly all of whom are full-time. As a financial institution, approximately 28% of our employees are employed at our branch and loan production offices. The remaining portion of our employees generally work from our administrative offices throughout Northern and Southern California. Our business is highly dependent on the success of our employees, who provide value to our customers and communities through their dedication to our mission, which is to improve the financial future of our customers, employees and shareholders. Our core values are based on acting ethically and with integrity to provide superior service to our customers and each other with the goal of achieving our mantra that “you’re worth more here”. To further promote our core values, we acknowledge and reward employees throughout the year that exemplify these values.
We seek to hire well-qualified employees who are also a good fit for our value system. In 2020, 47% of our new hires were made as a result of an employee referral. During the years ended December 31, 2020 and 2019, our employee voluntary turnover ratios were 13% and 10%, respectively. As of December 31, 2020, 42% of our employees were employed with us for five years or longer. Our selection and promotion processes are without bias and include the active recruitment of minorities and women. As of December 31, 2020 and 2019, women represented 67% and 69%, respectively, of our workforce, and 56% and 63%, respectively, of our executive management team. As of December 31, 2020, the population of our workforce, based on employee self-reported information or Human Resources’ observation, was as follows:

(a) Minorities are defined as all U.S. Equal Employment Opportunity Commission categories other than white.
We strive to provide a competitive compensation and benefits program to help meet the needs of our employees. In addition to salaries, these programs include incentive compensation plans, stock awards, a 401(k) Plan with an employer matching contribution, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave and an employee assistance program.
The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while performing our daily operations. Through teamwork and the adaptability of our management and staff, we were able to safely transition approximately 75% of our non-branch employees to remote working arrangements. In addition, because financial institutions have been designated as an essential component of our nation’s critical infrastructure, all of our branches have remained open during the pandemic. To limit our branch employees' exposure to risks related to COVID-19, we have temporarily modified our branch hours, expanded our phone support systems and enhanced branch safety protocols. In recognition of the demands on families caused by "stay-at-home" orders and other precautionary measures, our employees are also being permitted to utilize a flexible work schedule to maintain our Company's productivity while fulfilling personal responsibilities. We have also provided other benefits such as wellness allowances for customer facing employees, the cash-out of a limited amount of accrued and unused vacation, as well as paid time off and counseling services for employees requiring additional assistance. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, keeping the employee portion of health care premiums to a minimum and sponsoring various educational and wellness programs.
Item 1A. Risk Factors

In the course of our business operations, we are exposed to numerous risks, some of which are inherent in the financial services industry and others of which are more specific to our own business. The discussion below addresses the material factors, of which we are currently aware, that could affect our business, results of operations and financial condition. The risk factors below should not be considered a complete list of potential risks that we may face. Any risk factor described in this Annual Report on Form 10-K or in any of our SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, competitive position, reputation, results of operations, capital position or financial condition, including by materially increasing our expenses or decreasing our revenues, which could result in material losses.

Some statements in these risk factors constitute forward-looking statements that involve risks and uncertainties. Please refer to the section entitled "Cautionary Note Regarding Forward-Looking Statements."

Economic and Market Conditions Risk

Our business and operations may be materially adversely affected by weak economic conditions.
Our business and operations, which primarily consist of banking activities, including lending money to customers in the form of real estate secured loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the U.S. generally, and on the West Coast in particular, which may differ from economic conditions in the U.S. as a whole. If economic conditions in the U.S. or any of our markets weaken, our growth and profitability from our operations could be constrained. In addition, foreign economic and political conditions could affect the stability of global financial markets, which could hinder economic growth. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, pandemics, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors, and government policy responses to such conditions, could have a material adverse effect on our business, financial condition and results of operations.

Our business and operations may be materially adversely affected by the COVID-19 pandemic and governmental authorities’ responses to the COVID-19 pandemic.
In December 2019, the COVID-19 outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since March 13, 2020, the U.S. has been operating under a state of emergency declared in response to the spread of COVID-19. Many local and state governments, including the State of California, have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. We are sensitive to general business and economic conditions in the U.S. generally, and on the West Coast in particular. The duration and impacts of the pandemic and governmental authorities’ responses to it are not yet known or knowable. Circumstances related to the COVID-19 pandemic and related events continue to change quickly. The spread of COVID-19, and government responses to it, have resulted in increased volatility in financial markets, large increases in unemployment and the closure, at times, of non-essential businesses in our markets. The extent of COVID-19’s impact on us is unpredictable and depends on a number of factors outside of our control, such as the scope and duration of the pandemic, the nature and scope of any resulting economic downturn, the emergence of COVID-19 variants, customer response, and actions that governmental authorities may take in response to the pandemic.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the ultimate impact of the pandemic on our stock price, business prospects, financial condition or results of operations. COVID-19 could cause a decline in the value of mortgaged properties that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in a decline in loan demand and loan originations, result in drawdowns of deposits by customers impacted by COVID-19, result in branch or office closures and business interruptions, and negatively impact the implementation of our business strategy. COVID-19, and governmental authorities’ responses to it, may also result in prolonged adverse economic conditions which could constrain our growth and profitability from our operations, and could have a material adverse effect on our business, financial condition and results of operations.

Many of our financial instruments are priced based on variable interest rates tied to the London Interbank Offered Rate ("LIBOR"). We are subject to risks that LIBOR may no longer be available as a result of the United Kingdom’s Financial Conduct Authority ceasing to require the submission of LIBOR quotes after the year ending 2021.
The expected discontinuation of LIBOR quotes creates substantial risks to the banking industry, including us. Generally all of our loans provide for an alternative index to be selected by us as a substitute index from among the most widely followed financial indexes should LIBOR become unavailable. However, uncertainty as to the establishment of, as well as the future performance of, an alternative index could adversely affect our asset liability management and could lead to more asset and liability mismatches and interest rate risk, or may have other consequences which cannot be predicted. The cessation of LIBOR could also cause confusion that could disrupt the capital and credit markets as a result. Additionally, there may be borrower resistance to the establishment of an alternative index, which could result in potential litigation or defaults.

The Federal Reserve has sponsored the Alternative Reference Rates Committee ("ARRC"), which serves as a forum to coordinate and track planning as market participants currently using LIBOR consider (a) transitioning to alternative reference rates where it is deemed appropriate and (b) addressing risks in legacy contracts language given the possibility that LIBOR might stop. On April 3, 2018, the Federal Reserve began publishing three new reference rates, including the Secured Overnight Financing Rate ("SOFR"). ARRC has recommended SOFR as the alternative to LIBOR, and published fallback interest rate consultations for public comment and a Paced Transition Plan to SOFR use. The viability of SOFR as an alternative index is unclear. The Financial Stability Board has taken an interest in LIBOR and possible replacement indices as a matter of risk management. The International Organization of Securities Commissions ("IOSCO"), has been active in this area and is expected to call on market participants to have backup options if a reference rate, such as LIBOR, ceases publication. The International Swap Dealers Association has published guidance on interest rate bench marks and alternatives in July and August 2018. In November 2020, the Intercontinental Exchange ("ICE") Benchmark Administration ("IBA") announced that it was proposing to continue to publish the most common LIBOR tenors through June 2023, or a one and a half year extension to what was previously anticipated. In response, an interagency joint statement was issued by federal regulators that encouraged banks to cease entering new contracts using LIBOR as soon as practicable and further clarified that the use of LIBOR in agreements executed after December 31, 2021 would create a safety and soundness issue.

As of December 31, 2020, we had $1.2 billion of loans, $397.0 million of investments, $61.9 million of junior subordinated deferrable interest debentures and $15.9 million of other assets that were indexed to LIBOR and that have stated maturity dates after December 31, 2021. We are currently evaluating replacement indices for our loan portfolio and anticipate substituting these instruments with SOFR or another comparable index. Replacement indices for all other assets and liabilities noted herein will be determined by third parties and, to date, such replacement indices have not been announced. It cannot be predicted whether SOFR or another index or indices will become a market standard that replaces LIBOR, and if so, the effects on our customers, or our future results of operations or financial condition.

Interest Rate Risk

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

Our interest sensitivity profile was liability sensitive as of December 31, 2020. When short-term interest rates rise, the rate of interest we pay on our interest-bearing liabilities, such as deposits, may rise more quickly than the rate of interest that we receive on our interest-earning assets, such as loans, which may cause our net interest income to decrease. Additionally, a shrinking yield premium between short-term and long-term market interest rates, a pattern typically indicative of investors' waning expectations of future growth and inflation, commonly referred to as a flattening of the yield curve, as well as an inverted yield curve, where long-term debt instruments have a lower yield than short-term debt instruments of the same credit quality, typically reduce our profit margin since we borrow at shorter terms than the terms at which we lend and invest.

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

Credit Risk

We are subject to credit risk, which could adversely impact our profitability.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses. Additional factors related to the credit quality of multifamily residential and other commercial real estate (“CRE”) loans include the quality of management of the business and tenant vacancy rates.

Our risk management practices, such as monitoring the concentration of our loans within specific markets and product types and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Many of our loans are made to small businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, we may have significant exposure if any of these borrowers become unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce, unemployment or death. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

Our multifamily residential and commercial real estate loan portfolios may carry significant credit risk.
Our loan portfolio consists primarily of multifamily residential and, to a lesser extent, other CRE loans, which are primarily secured by industrial, office and retail properties. As of December 31, 2020, our multifamily residential loans totaled $4.1 billion, or 67.8% of our loan portfolio, and our other CRE loans totaled $202.9 million, or 3.4% of our loan portfolio. Nonperforming multifamily residential loans were $522 thousand at December 31, 2020. There were no nonperforming other CRE loans at December 31, 2020. CRE loans may carry significant credit risk because they typically involve large loan balances concentrated with a single borrower or groups of related borrowers. The payment on these loans that are secured by income-producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy. Investment in these properties by our customers is influenced by prices and return on investment, as well as changes to applicable laws regarding, among other things, rent control, moratoriums on evictions for non-payment, personal and corporate tax reform, pass-through rules, immigration and fiscal and economic policy. The collateral securing these loans typically cannot be liquidated as easily as single family residential (“SFR”) real estate, which may lead to longer holding periods. If these properties become less attractive investments, demand for our loans would decrease. In addition, unexpected deterioration in the credit quality of our multifamily residential or CRE loan portfolios could require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.
Our business depends on our ability to successfully measure and manage credit risk. As a mortgage lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. As the overall economic climate in the U.S. generally, and in our market areas specifically, experiences material disruption due to the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans and governmental actions may preclude our ability to initiate foreclosure proceedings in certain circumstances, and as a result, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses. Additional factors related to the credit quality of investor-owned SFR, multifamily residential and other CRE loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

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
As a result of our organic growth over the past several years, as of December 31, 2020, approximately $4.7 billion, or 78.1%, of the loans in our loan portfolio were originated since January 1, 2017, of which 11.8% were from in-house refinancings. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Although a significant portion of our multifamily portfolio is refinancings of prior loans on the same property, a large portion of our loan portfolio is relatively new, and therefore, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans does not provide us with a significant history pattern with which to judge future collectability or performance. However, we believe that our stringent credit underwriting process, our ongoing credit review processes, and our history of successful management of our loan portfolio, mitigate these risks. Nevertheless, if delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.
Our SFR loan portfolio possesses increased risk due to our level of non-conforming loans.
Many of the residential mortgage loans we have originated consist of SFR loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of loan terms, loan size, or other exceptions from agency underwriting guidelines. Additionally, many of our loans do not meet the qualified mortgage (“QM”) definition established by the Consumer Financial Protection Bureau (“CFPB”), and therefore, contain additional regulatory and legal risks. In addition, the secondary market demand for non-conforming and non-QM mortgage loans is generally limited, and consequently, we may experience difficulties selling the non-conforming loans in our portfolio should we decide to do so.

We are exposed to higher credit risk due to relationship exposure with a number of large borrowers.
As of December 31, 2020, we had 19 borrowing relationships in excess of $20 million which accounted for approximately 7.6% of our loan portfolio. While we are not overly dependent on any one of these relationships and while none of these relationships have had any material credit quality issues in the past, a deterioration of any of these credit relationships could require us to increase our allowance for loan losses or result in significant losses to us, which could have a material adverse effect on our business, financial condition and results of operations.

Geographic Concentration Risk

Our business and operations are concentrated in California and Washington, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.
Unlike many of our larger competitors that maintain significant operations located outside our market areas, substantially all of our customers are individuals and businesses located and doing business in the states of California and Washington. As of December 31, 2020, approximately 88% of the loans in our portfolio measured by dollar amount were secured by collateral located in California and 10% of the loans in our portfolio measured by dollar amount were secured by collateral located in Washington. In addition, 62% of our real estate loans measured by dollar amount, were secured by collateral located in southern California counties. Therefore, our success will depend upon the general economic conditions in these areas, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of large, more geographically diverse competitors. A downturn in the local economy could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn could have a material adverse effect on our business, financial condition and results of operations.

Our ability to conduct our business could be disrupted by natural or man-made disasters.
A significant number of our offices, and a significant portion of the real estate securing loans we make, and our borrowers' business operations in general, are located in California. California has had and will continue to have major earthquakes in areas where a significant portion of the collateral and assets of our borrowers are concentrated. California is also prone to natural and climate change related disasters, including fires, mudslides, floods and other disasters. Additionally, acts of terrorism, war, civil unrest, violence, or other man-made disasters could also cause disruptions to our business or to the economy as a whole. The occurrence of natural or man-made disasters could destroy, or cause a decline in the value of, mortgaged properties that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures and losses on our loans, damage our banking facilities and offices, negatively impact regional economic conditions, result in a decline in loan demand and loan originations, result in drawdowns of deposits by customers impacted by disasters and negatively impact the implementation of our growth strategy. We have implemented a disaster recovery and business continuity plan that allows us to move critical functions to a backup data center in the event of a catastrophe. Although this program is tested periodically, we cannot guarantee its effectiveness in any disaster scenario. Regardless of the effectiveness of our disaster recovery and business continuity plan, the occurrence of any natural or man-made disaster could have a material adverse effect on our business, financial condition and results of operations.
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

We rely on customer deposits, advances from the FHLB and brokered deposits to fund our operations. Although we have historically been able to replace maturing deposits and advances, if desired, we may not be able to replace such funds in the future if our financial condition, our CRA rating, the financial condition of the FHLB or market conditions change. FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations.

We may not be able to retain or grow our core deposit base, which could adversely impact our funding costs.
Like many financial institutions, we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of December 31, 2020, we had $5.3 billion in deposits and a loan to deposit ratio of 115%, which is higher than the level maintained by many other banks. As of the same date, using deposit account related information such as tax identification numbers, account vesting and account size, we estimated that $1.4 billion of our deposits exceeded the insurance limits established by the Federal Deposit Insurance Corporation ("FDIC"). None of our deposits are governmental deposits secured by collateral. Although we have historically maintained a high deposit customer retention rate, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation, or a loss of confidence by customers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Additionally, any such loss of funds could result in lower loan originations, which could have a material adverse effect on our business, financial condition and results of operations.

Risk of the Competitive Environment in which We Operate

We face significant and increasing competition in the financial services industry.
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

Failure to keep pace with the rapid technological changes in the financial services industry could have a material adverse effect on our competitive position and profitability.
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

Strategic Risk

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
We may explore opportunities to invest in, or to acquire, other financial institutions and businesses that we believe would complement our existing business. Our investment or acquisition activities could be material to our business and involve a number of risks including the following: investing time and incurring expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business; the lack of history among our management team in working together on acquisitions and related integration activities; the time, expense and difficulty of integrating the operations and personnel of the combined businesses; unexpected asset quality problems with acquired companies; inaccurate estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution or assets; risks of impairment to goodwill or other than temporary impairment of investment securities; potential exposure to unknown or contingent liabilities of banks and businesses we acquire; an inability to realize expected synergies or returns on investment; potential disruption of our ongoing banking business; and loss of key employees or key customers following our investment or acquisition.

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

Operational Risk

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
Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems. We outsource many of our major systems, such as data processing, deposit processing, loan origination, email and anti-money laundering monitoring systems. Of particular significance is our long-term contract for core data processing services with Fiserv. The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations, and we could experience difficulty in implementing replacement solutions. In many cases, our operations rely heavily on secured processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties could disrupt our operations or adversely affect our reputation.

Risks Related to Risk Management

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

We, and third parties on which we rely, are subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents, and we may experience harm to our reputation and liability exposure from security breaches.
Our business involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. While we have incurred no material cyber-attacks or security breaches to date, a number of other financial services and other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our customers, or both. Although we devote significant resources to maintain, regularly update and backup our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us or our customers, our security measures may not be effective against all potential cyber-attacks or security breaches. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources. These risks may increase in the future as we continue to increase our internet-based product offerings and expand our internal usage of web-based products and applications. If an actual or perceived security breach occurs, customer perception of the effectiveness of our security measures could be harmed and could result in the loss of customers.

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

We are dependent on the use of data and modeling in both our management's decision making generally, and in meeting regulatory expectations in particular.
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

Regulatory, Compliance and Legal Risk

Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.
The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC Deposit Insurance Fund, not for the protection of our shareholders and creditors. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of us and our Bank, transactions between us and our Bank, handling of nonpublic information, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-bank competitors. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

We provide banking services to California-licensed cannabis businesses and the strict enforcement of federal laws regarding cannabis would likely result in our inability to continue this line of business and we could have legal action taken against us by the federal government.
We have launched a pilot program to provide deposit services to a limited number of California-licensed cannabis related businesses ("CRBs"). We will not be providing any extensions of credit under this program. Though medical and adult-use cannabis is legal in the state of California, its manufacture, distribution, possession, and use are prohibited under the federal Controlled Substances Act ("CSA"). Violations of the CSA are punishable by imprisonment and fines. Although there have been several examples of proposed federal legislation that would resolve the conflict between state and federal laws with respect to cannabis, no such legislation has passed to date.

In 2013, the U.S. Department of Justice ("DOJ") issued a memo ("Cole Memo") that outlined the DOJ's enforcement priorities with regard to cannabis and instructed federal prosecutors to focus prosecutorial efforts on eight priorities detailed in the memo. In 2018, the DOJ rescinded the Cole Memo and no subsequent guidance has been issued by the DOJ. In 2014, the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN") published guidelines as a response to the issuance of the Cole Memo to provide guidance for financial institutions servicing state legal cannabis businesses. The FinCEN guidance, which remains in effect, discusses federal regulators' expectations regarding the Bank Secrecy Act of 1970 compliance and due diligence protocols when a financial institution provides banking services to a CRB. Any adverse change to the FinCEN guidance or the interpretation of the guidance by federal regulators could cause us to immediately terminate our cannabis banking program. Any change in the enforcement priorities of the DOJ, FinCEN, or our federal banking regulators or our failure to comply with the FinCEN guidance could result in legal or administrative action being taken against us, and such action could have a material adverse effect on our business, financial condition and results of operations.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.
The federal banking agencies have issued guidance for institutions that are deemed to have concentrations in CRE lending. Pursuant to the supervisory criteria contained in the relevant guidance, institutions which have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution's total risk-based capital; or (ii) total CRE loans representing 300% or more of the institution's total risk-based capital and the outstanding balance of the institution's CRE loan portfolio has increased 50% or more during the prior 36 months are identified as having potential CRE concentration risk. Institutions which are deemed to have concentrations in CRE lending are expected to employ heightened levels of risk management with respect to their CRE portfolios, and may be required to hold higher levels of capital. We have a concentration in CRE loans, and multifamily residential real estate loans in particular, and we have experienced significant growth in our CRE portfolio in recent years. As of December 31, 2020, CRE loans represent 606% of the Company's total risk-based capital. Multifamily residential real estate loans, the vast majority of which are 50% risk weighted for regulatory capital purposes, were 575% of the Company's total risk-based capital. Management has extensive experience in CRE lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its CRE portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our CRE concentration, which could limit our growth, require us to obtain additional capital, and have a material adverse effect on our business, financial condition and results of operations.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, legal and regulatory actions could have a material adverse effect on our business, financial condition and results of operations.
Regulatory initiatives regarding bank capital requirements may require heightened capital.
Regulatory capital rules adopted in July 2013, which implement the Basel III regulatory capital reforms, include a common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements were intended to both improve the quality and increase the quantity of capital required to be held by banking organizations, and to better equip the U.S. banking system to deal with adverse economic conditions. The capital rules require bank holding companies and banks to maintain a common equity Tier 1 capital ratio of 4.5%, a minimum total Tier 1 risk based capital ratio of 6%, a minimum total risk based capital ratio of 8%, and a minimum leverage ratio of 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments. The revised capital rules also require banks to maintain a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 capital ratio of 8% or greater, a total capital ratio of 10% or greater and a leverage ratio of 5% or greater to be deemed "well-capitalized" for purposes of certain rules and prompt corrective action requirements. The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. As of December 31, 2020, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as "well-capitalized" for purposes of the FDIC's prompt corrective action regulations. Future regulatory change could impose higher capital standards. Failure to maintain capital to meet current or future regulatory requirements could have a significant material adverse effect on our business, financial condition and results of operations.

We are subject to the anti-money laundering statutes and regulations, and failure to comply with these laws could lead to a wide variety of sanctions, damage our reputation and otherwise adversely affect our business.
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

We are subject to numerous consumer protection laws, and failure to comply with these laws could lead to a wide variety of sanctions, damage our reputation and otherwise adversely affect our business.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act and the Dodd-Frank Act prohibit unfair, deceptive, or abusive acts or practices by financial institutions. We are also subject to complex and evolving laws and regulations governing the privacy and protection of personally identifiable information of individuals (including customers, employees, and other third parties), including, but not limited to, the Gramm-Leach-Bliley Act, and the California Consumer Protection Act. A challenge to an institution's compliance with these and other consumer protections laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Such actions could have a material adverse effect on our reputation, business, financial condition and results of operations.
Risk from Accounting Changes

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.
The nature of our business makes us sensitive to the large body of accounting rules in the U.S. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. We are evaluating the impact the CECL accounting model will have on our financial results, but expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses and retained earnings as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. Any such changes could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to an Investment in Our Common Stock

We are controlled by trusts established for the benefit of members of the Trione family, whose interests in our business may be different from yours.
As of December 31, 2020, the Trione Family Trusts control 76.7% of our common stock and if they vote in the same manner, are able to determine the outcome of all matters put to a shareholder vote, including the election of directors, the approval of mergers, material acquisitions and dispositions and other extraordinary transactions, and amendments to our articles of incorporation, bylaws and other corporate governance documents. So long as the Trione Family Trusts continue to own a majority of our common stock, they will have the ability, if they vote in the same manner, to prevent any transaction that requires shareholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of the Trione Family Trusts may differ from or conflict with the interests of our other shareholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock, if investors perceive disadvantages in owning stock of a company with a controlling group.
We may discontinue the payment of dividends on, or repurchases of, our common stock.
Our stockholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. In October 2020, our Board authorized us to repurchase up to $20.0 million of our common stock. We are not required to pay dividends on, or effect repurchases of, our common stock and may reduce or eliminate our common stock dividend and/or share repurchase program in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware law, by the Federal Reserve, and by certain covenants contained in our subordinated debentures. Notification to the Federal Reserve is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the Federal Reserve objects or until such time as we receive approval from the Federal Reserve or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to, or repurchasing shares of our common stock from, our stockholders. We cannot provide assurance that we will continue paying dividends on, or repurchase shares of, our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock or our share repurchase program could have a material adverse effect on our business, including the market price of our common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located at 520 Third Street, Santa Rosa, California. In addition to our corporate headquarters, the Bank operates ten full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. We also operate six loan production offices located throughout California, as well as a loan production office in Clackamas County, Oregon. Other than our main branch in Santa Rosa, California, which we own, we lease all of our other offices.
Item 3. Legal Proceedings
From time to time, we are party to legal actions that are routine and incidental to our business. Given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, we, like all banking organizations, are subject to heightened regulatory compliance and legal risk. However, based on available information, management does not expect the ultimate disposition of any or a combination of these actions to have a material adverse effect on our business, financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock is listed on the NASDAQ Global Select Stock Market under the trading symbol "LBC". As of March 1, 2021, we had approximately 1,756 record holders. On March 1, 2021 our stock closed at $10.62.
Stock Performance Graph
The performance graph and table below compare the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members by market cap of the Russell Index, (ii) the SNL Western U.S. Bank Index, which reflects the performance of publicly traded U.S. companies that do business as banks in the Western U.S., and (iii) the SNL U.S. Bank and Thrift Index, which reflects the performance of publicly traded U.S. companies that do business as regional banks or thrifts. During the year ended December 31, 2020, the Company decided to add the SNL Western U.S. Bank Index because management believes that comparing the Company's stock performance to the stock performance of other publicly traded industry participants operating in the Company's primary geographic markets is meaningful.
The graph assumes an initial $100 investment on December 8, 2017, the date that the stock of the Company began trading on the NASDAQ Global Select Stock Market through December 31, 2020, the final trading day of 2020. Data for the Russell 2000, the SNL Western U.S. Bank and the SNL U.S. Bank and Thrift indices assume reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. This graph is not deemed filed with the SEC.

	Period Ended
Index	12/8/17	12/31/17	3/31/18	6/30/18	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19	3/31/20	6/30/20	9/30/20	12/31/20
Luther Burbank Corporation	100.00	102.47	102.33	98.48	93.63	78.09	87.95	95.36	99.76	102.03	81.57	89.54	75.21	88.78
Russell 2000 Index	100.00	101.03	100.95	108.78	112.67	89.91	103.02	105.18	102.65	112.85	78.30	98.21	103.05	135.38
SNL Western U.S. Bank Index	100.00	101.92	92.1	97.67	94.3	80.7	85.8	85.75	89.98	98.41	56.10	56.69	53.06	72.63
SNL U.S. Bank and Thrift Index	100.00	100.50	99.52	98.30	100.08	83.49	90.69	96.13	98.84	112.83	67.47	74.47	72.76	97.90

Source: S&P Global Market Intelligence

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

(dollars in thousands except per share data)	Amount Per Share	Total Cash Dividend
Quarter ended March 31, 2019	$0.06	$3,294
Quarter ended June 30, 2019	0.06	3,267
Quarter ended September 30, 2019	0.06	3,234
Quarter ended December 31, 2019	0.06	3,237
Quarter ended March 31, 2020	0.06	3,240
Quarter ended June 30, 2020	0.06	3,038
Quarter ended September 30, 2020	0.06	3,022
Quarter ended December 31, 2020	0.06	3,014

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
Purchases of Equity Securities

The table below summarizes the Company's monthly repurchases of equity securities during the quarter ended December 31, 2020 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (1)
October 1 - 31, 2020	—	$—	—	$—
November 1 - 30, 2020	149,360	9.52	149,360	18,579
December 1 - 31, 2020	—	—	—	18,579
Total	149,360	$9.52	149,360	$18,579

(1) On October 30, 2020, the Board of Directors of the Company authorized the repurchase of $20.0 million of the Company’s common stock pursuant to a formal program adopted on that date (the “Plan”). The Plan has been adopted in accordance with guidelines specified by Rule 10b5-1 and under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and the Company’s Insider Trading Policy. The Plan is effective from November 2, 2020 until December 31, 2021. The Plan was announced by Current Report on Form 8-K on November 2, 2020.
Shares Eligible for Sale Pursuant to Rule 144
An aggregate of 35.8 million shares of common stock held by the Trione Family Trusts, which were issued in private transactions, are eligible for sale in accordance with Rule 144 under the Securities Act.
Item 6. Selected Financial Data
The following table sets forth the Company’s selected historical consolidated financial data for the years and as of the dates indicated. You should read this information together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2020 and 2019 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2018, 2017 and 2016 (except as otherwise noted below) are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Years Ended December 31,
	2020	2019	2018	2017	2016
Statements of Income and Financial Condition Data
Net income	$39,912	$48,861	$45,060	$69,384	$52,121
Pre-tax, pre-provision net earnings (1)	$67,209	$70,714	$66,531	$61,859	$41,237
Total assets	$6,906,104	$7,045,828	$6,937,212	$5,704,380	$5,063,585
Per Common Share (2)
Diluted earnings per share	$0.75	$0.87	$0.79	$1.62	$1.24
Book value per share	$11.75	$10.97	$10.31	$9.74	$9.63
Tangible book value per share (1)	$11.69	$10.91	$10.25	$9.68	$9.55
Actual/Pro Forma Net Income and Per Common Share Data (1)
Actual/pro forma net income	$39,912	$48,861	$45,060	$37,834	$31,285
Actual/pro forma diluted earnings per share (2)	$0.75	$0.87	$0.79	$0.88	$0.74
Selected Ratios
Return on average:
Assets	0.56%	0.69%	0.70%	1.26%	1.11%
Stockholders' equity	6.53%	8.15%	7.96%	16.30%	13.35%
Dividend payout ratio	30.85%	26.67%	35.43%	97.72%	32.23%
Net interest margin	1.97%	1.84%	1.98%	2.05%	2.04%
Efficiency ratio (1)	52.38%	46.86%	48.51%	47.76%	59.76%
Noninterest expense to average assets	1.04%	0.88%	0.98%	1.03%	1.31%
Loan to deposit ratio	114.92%	119.03%	122.59%	127.59%	133.17%
Actual/Pro Forma Selected Ratios (1)
Actual/pro forma return on average assets	0.56%	0.69%	0.70%	0.69%	0.67%
Actual/pro forma return on average stockholders' equity	6.53%	8.15%	7.96%	8.89%	8.02%
Credit Quality Ratios
Allowance for loan losses to loans	0.76%	0.58%	0.56%	0.60%	0.75%
Allowance for loan losses to nonperforming loans	732.04%	568.47%	1,705.47%	437.91%	1,251.80%
Nonperforming assets to total assets	0.09%	0.09%	0.03%	0.12%	0.05%
Net charge-offs (recoveries) to average loans	0.01%	(0.01)%	(0.01)%	(0.01)%	(0.01)%
Capital Ratios
Tier 1 leverage ratio	9.45%	9.47%	9.42%	11.26%	9.47%
Total risk-based capital ratio	18.60%	17.97%	17.20%	18.78%	18.58%

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
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based on and should be read in conjunction with Part II. Item 6. Selected Financial Data and our consolidated financial statements and the accompanying notes thereto contained elsewhere in this Annual Report on Form 10-K. However, because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings, the discussion and analysis relates to activities primarily conducted by the Bank.
The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our business that accounted for the changes in our results of operations for the year ended December 31, 2020, as compared to our results of operations for the year ended December 31, 2019, and our financial condition at December 31, 2020 as compared to our financial condition at December 31, 2019.

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
Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Gardena, California with $6.9 billion in assets at December 31, 2020. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP and with general practices within the financial services industry. Application of these principles requires management to make complex and subjective estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.
Our most significant accounting policies are described in Note 1 to our Financial Statements for the year ended December 31, 2020. We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.
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
While we use available information, including independent appraisals for collateral, to estimate the extent of probable incurred loan losses within the loan portfolio, inherent uncertainties in the estimation process make it reasonably possible that ultimate losses may vary significantly from our original estimates. Generally, loans are partially or fully charged off when it is determined that the unpaid principal balance exceeds the current fair value of the collateral with no other likely source of repayment. In addition, the estimates utilized to determine the appropriate allowance for loan losses at December 31, 2020 may be materially different from actual results due to the COVID-19 pandemic.
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
Non-GAAP Financial Measures
Some of the financial measures discussed in Item 6. Selected Financial Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation are ‘‘non-GAAP financial measures.’’ In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our consolidated statements financial condition, income or cash flows.
Pre-tax, pre-provision net earnings is defined as net income before taxes and provision for (reversal of) loan losses. We believe the most directly comparable GAAP financial measure is income before taxes. Disclosure of this measure enables you to compare our operations to those of other banking companies before consideration of taxes and provision expense, which some investors may consider to be a more appropriate comparison given our S-Corporation status in prior years and recaptures from the allowance for loan losses. Prior to January 1, 2018, we calculate our pro forma net income, return on average assets, return on average equity and per share amounts by adding back our franchise S-Corporation tax to net income, and using a combined C-Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S-Corporation and does not give effect to any other transaction. Beginning January 1, 2018, our pro forma income tax expense is our actual C-Corporation tax provision. Tangible book value is defined as total assets less goodwill and total liabilities. Efficiency ratio is defined as noninterest expenses divided by operating revenue, which is equal to net interest income plus noninterest income. For the year ended December 31, 2020, we calculated a pro forma net income and efficiency ratio to reverse the impact of a material non-recurring cost incurred in connection with the prepayment of long-term FHLB borrowings. We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our consolidated statements of financial condition, income and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.
The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

(Dollars in thousands except per share data)	As of or For the Years Ended December 31,
	2020	2019	2018	2017	2016
Pre-tax, Pre-provision Net Earnings
Income before provision for income taxes	$56,659	$69,464	$62,931	$65,231	$53,940
Plus: Provision for (reversal of) loan losses	10,550	1,250	3,600	(3,372)	(12,703)
Pre-tax, pre-provision net earnings	$67,209	$70,714	$66,531	$61,859	$41,237
Efficiency Ratio
Noninterest expense (numerator)	$73,934	$62,368	$62,687	$56,544	$61,242
Net interest income	138,623	128,407	125,087	110,895	94,594
Noninterest income	2,520	4,675	4,131	7,508	7,885
Operating revenue (denominator)	$141,143	$133,082	$129,218	$118,403	$102,479
Efficiency ratio	52.38%	46.86%	48.51%	47.76%	59.76%
Pro Forma Efficiency Ratio (1)
Noninterest expense	$73,934
Less: Non-recurring noninterest expense item, before income taxes	(10,443)
Pro forma noninterest expense (numerator)	$63,491
Operating revenue (denominator)	$141,143
Pro forma efficiency ratio	44.98%
Pro Forma Net Income (1)
Net income	$39,912
Add: Non-recurring noninterest expense item, net income taxes	7,352
Pro forma net income	$47,264
Actual/Pro Forma Net Income (2)
Income before provision for income taxes	$56,659	$69,464	$62,931	$65,231	$53,940
Actual/pro forma provision for income taxes	16,747	20,603	17,871	27,397	22,655
Actual/pro forma net income (numerator)	$39,912	$48,861	$45,060	$37,834	$31,285
Actual/Pro Forma Diluted Earnings Per Share (2)
Weighted average common shares outstanding - diluted (denominator) (3)	53,146,298	56,219,892	56,825,402	42,957,936	42,000,000
Actual/pro forma diluted earnings per share	$0.75	$0.87	$0.79	$0.88	$0.74
Actual/Pro Forma Return on Average Assets (2)
Actual/pro forma net income (numerator)	$39,912	$48,861	$45,060	$37,834	$31,285
Average assets (denominator)	$7,092,407	$7,066,547	$6,405,931	$5,485,832	$4,676,676
Actual/pro forma return on average assets	0.56%	0.69%	0.70%	0.69%	0.67%
Actual/Pro Forma Return on Average Stockholders' Equity (2)
Actual/pro forma net income (numerator)	$39,912	$48,861	$45,060	$37,834	$31,285
Average stockholders' equity (denominator)	$610,770	$599,574	$566,275	$425,698	$390,318
Actual/pro forma return on average stockholders' equity	6.53%	8.15%	7.96%	8.89%	8.02%

(Dollars in thousands except per share data)	As of or For the Years Ended December 31,
	2020	2019	2018	2017	2016
Tangible Book Value Per Share
Total assets	$6,906,104	$7,045,828	$6,937,212	$5,704,380	$5,063,585
Less: Goodwill	(3,297)	(3,297)	(3,297)	(3,297)	(3,297)
Tangible assets	6,902,807	7,042,531	6,933,915	5,701,083	5,060,288
Less: Total liabilities	(6,292,413)	(6,431,364)	(6,356,067)	(5,154,635)	(4,659,210)
Tangible stockholders' equity (numerator)	$610,394	$611,167	$577,848	$546,448	$401,078
Period end shares outstanding (denominator) (3)	52,220,266	55,999,754	56,379,066	56,422,662	42,000,000
Tangible book value per share	$11.69	$10.91	$10.25	$9.68	$9.55

(1) For the year ended December 31, 2020, net income and efficiency ratio are adjusted to reverse the impact of a non-recurring cost incurred in connection with the prepayment of $150 million of long-term FHLB advances in December 2020.

(2) For periods prior to January 1, 2018, we calculate our pro forma net income, return on average assets and return on average stockholders' equity by adding back our franchise S-Corporation tax to net income, and using a combined C-Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S-Corporation and does not give effect to any other transaction. Beginning January 1, 2018, our pro forma provision for tax expense is our actual C-Corporation provision.

(3) Weighted average common shares outstanding - diluted and period end shares outstanding have been adjusted retroactively to reflect a 200-for-1 stock split effective April 27, 2017.
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
Competition
The industry and businesses in which we operate are highly competitive. We may see increased competition in different areas including interest rates, underwriting standards and product offerings and loan structure. While we seek to maintain an appropriate return on our investments, we may experience continued pressure on our net interest margin as we operate in this competitive environment.
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
i.Represents number of loans, balance, weighted average rate and ratios at the security cut-off date of September 1, 2017.
ii.Loans had 1 to 40 months until their first rate reset at the security cut-off date of September 1, 2017.
iii.Loans had 41 or more months until their first rate reset at the security cut-off date of September 1, 2017.

In connection with the securitization, we entered into a reimbursement agreement with Freddie Mac, pursuant to which we are obligated to reimburse Freddie Mac for the first losses in the underlying loan portfolio not to exceed 10% of the unpaid principal amount of the loans comprising the securitization pool at settlement, or approximately $62.6 million. Our reimbursement obligation is supported by a FHLB letter of credit. Our reimbursement obligation will terminate on the later of (i) the date on which Freddie Mac has no further liability (accrued or contingent) under its guarantee for these securities or (ii) the date on which we shall pay to Freddie Mac our full reimbursement obligation. As of December 31, 2020, the aggregate remaining loan balance in the securitization loans was $199.0 million. No disbursements have been made in connection with the reimbursement obligation.
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
COVID-19
The COVID-19 pandemic has caused a substantial disruption to the economy, as well as a heightened level of uncertainty about the scope and longevity of its impact. In response to the pandemic, we have implemented a multi-pronged approach to address the challenges caused by the effects of this pandemic. Our approach includes ensuring the safety of our employees and the communities that we serve and developing new and temporarily revised programs that are responsive to the needs of our loan and deposit customers. Although we entered this environment with a fundamentally sound loan portfolio and strong liquidity and capital positions, we deemed it prudent to provide additional loss absorbing loan reserves. As we continue to closely monitor COVID-19 developments, we remain focused on navigating these challenging conditions and ensuring the underlying strength and stability of our Company.
Employees
The safety and health of our employees are of paramount importance to us. Financial institutions have been designated as an essential component of our nation’s critical infrastructure, therefore, all of our branches have remained open during this challenging time. To limit our branch employees' exposure to risks related to COVID-19, we have temporarily modified our branch hours, expanded our phone support systems and enhanced branch safety protocols. A remote working arrangement has been implemented for the vast majority of our non-branch employees and approximately three-quarters of these employees, are successfully working from home. In recognition of the demands on families caused by "stay-at-home" orders and other precautionary measures, our employees are also being permitted to utilize a flexible work schedule to maintain our Company's productivity while fulfilling personal responsibilities. We have also provided other benefits such as wellness allowances for customer facing employees, the cash-out of a limited amount of accrued and unused vacation, as well as paid time off and counseling services for employees requiring additional assistance. Our employees have successfully risen to the challenge of supporting our customers during this difficult time by providing quality service for both deposit and lending customers.
Borrowers
In late March 2020, the Company implemented a lending modification initiative to support customers financially impacted by the COVID-19 pandemic and unable to make their scheduled loan payments. The program provides borrowers the opportunity to modify their existing real estate loans by temporarily deferring payments for a specified period of time. In connection with the modifications, loan maturity dates are typically being extended for a commensurate period and deferred payments will be capitalized and reamortized into future monthly loan payments over the revised term of the loan. As a further accommodation to borrowers, all late charges are generally being waived for COVID-19 modifications. In conjunction with the passage of Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), as well as the revised interagency guidance issued in April 2020, "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)", banks have been provided the option to temporarily suspend certain requirements under U.S. GAAP related to loan delinquencies and troubled debt restructurings ("TDRs") for a limited time to account for the effects of COVID-19. As a result, the Company has not recognized eligible COVID-19 loan modifications as TDRs. Additionally, loans qualifying for these modifications will not be required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification. Modified loans under this program have generally been downgraded from a Pass risk rating to a Watch risk rating at the time of their respective modification. During the quarter ended December 31, 2020, loan grades were adjusted, as necessary, in connection with the Company's proactive reassessment of loans impacted by the pandemic. Loan risk ratings are an integral part of the quantitative calculation of our allowance for loan losses. Refer to Part II. Item 8. "Financial Statements" - "Note 4. Loans" for further details regarding loan risk ratings and the allowance for loan losses.
The following graphs detail completed COVID-19 loan hardship applications received as of December 31, 2020:

600
500
400
300
200
100
0
147
273
62
10
7
2
0
0
0
0
501
Mar-20
Apr-20
May-20
Jun-20
Jul-20
Aug-20
Sep-20
Oct-20
Nov-20
Dec-20
Total
Applications Received
Approved (1)
Withdrawn/Denied

Approved Not Accepted 8%
Denied 14%
Withdrawn 20%
Modification Completed 58%

(1) Of the total 322 approved applications, 254 loans were modified and remain outstanding as of December 31, 2020, while 30 loans were modified and subsequently paid off. The remaining 38 applications were approved for modification but not accepted by the respective borrower.

The following table details completed COVID-19 loan hardship modifications as of December 31, 2020:

	Total Loans Modified (1)
(Dollars in thousands)	# of Loans	Current Balance	% of Loan Portfolio Segment	Weighted Avg. LTV	Weighted Avg. DSC(2)	Weighted Avg. DTI(2)

Multifamily residential	99	$176,787	4.3%	60.1%	1.26	N/A
Single family residential	135	145,642	8.6%	68.9%	N/A	39.6%
Commercial real estate	20	53,576	26.5%	57.4%	1.31	N/A
Total	254	$376,005	6.3%	63.1%	1.27	39.6%
(1) As of December 31, 2020, 25 single family loans totaling $33.4 million and five multifamily loans totaling $9.7 million have paid off subsequent to their modification and are excluded from the table above.
(2) Weighted average debt service coverage ("DSC") and debt-to-income ("DTI") are pre-COVID-19 measures.
The following table details modified loans in the population above which the borrower has returned, or expressed an intent to return, to monthly payments as of December 31, 2020:

	Loans Returned/Returning to Payment Status (1)
(Dollars in thousands)	# of Loans	Current Balance	% of Total Modified Loans

Multifamily residential	99	$176,787	100.0%
Single family residential	134	144,531	99.2%
Commercial real estate	20	53,576	100.0%
Total	253	$374,894	99.7%
(1) Loans which the borrower has confirmed payments will resume at the end of the modification period are included within Loans Returned/Returning to Payment Status. As of December 31, 2020, 250 loans totaling $372.4 million, have returned to scheduled payments. Two loans totaling $770 thousand are scheduled to resume payments in January 2021. The remaining loan, totaling $1.7 million, initially resumed making payments but has subsequently returned to delinquent status as of December 31, 2020.
The following table details the remaining modified loan as of December 31, 2020:

	Remaining Modified Loan (1)
(Dollars in thousands)	# of Loans	Current Balance	% of Loan Portfolio Segment	Weighted Avg. LTV	Weighted Avg. DTI(2)

Single family residential	1	$1,111	0.1%	61.7%	46.5%
(1) The loan reported as Remaining Modified Loan had not yet indicated if it would be able to resume payments as scheduled as of December 31, 2020.
(2) Weighted average DTI is a pre-COVID-19 measure.
The Company continues to originate loans for single family and multifamily borrowers desiring to refinance loans or execute real estate purchase transactions. As a result of the pandemic, however, the Company has temporarily tightened certain of its credit underwriting guidelines. While we continue to monitor the changing environment and the impacts of COVID-19 on employment and real estate values, at this time we remain committed to providing lending services. The Company did not participate in the Small Business Administration's Payment Protection Program.
Depositors
To address depositors needs during the pandemic, we have kept all of our branches open, and have also increased ATM withdrawal limits with no consumer fees to ensure customer access to liquidity and promote their safety. Furthermore, we have implemented the waiver of certain early withdrawal penalties and overdraft fees related to deposit accounts, although very few fee concessions were requested. In addition, we have enhanced our customer communications via mailings and website postings to inform them of telephonic, online and mobile options for transacting business, as well as the need to have a greater awareness of perpetrated scams and fraudulent schemes related to COVID-19. As of December 31, 2020 compared to December 31, 2019, retail deposits have increased $395.6 million, while wholesale deposits decreased $366.0 million. The increase in retail deposits has been primarily generated by our network of branches, while the decline in wholesale deposits was a purposeful decision by the Company to reduce excess, low yielding cash and cash equivalents from the consolidated statements of financial condition.
Allowance for Loan Losses
At December 31, 2020, 100% of our loan portfolio was secured by real estate collateral and 96.3% of our loan balances financed single family or multifamily residential housing having a weighted average loan-to-value of 58.7%. The Company has limited exposure to nonresidential commercial loans and little to no exposure to the industries most impacted by the pandemic such as travel, hospitality and entertainment. The following table shows the loan portfolio composition, with more granular emphasis on nonresidential commercial real estate, as of December 31, 2020:

(Dollars in thousands)	# of Loans	Balance	% of Total Loans	Weighted Average LTV (1)
Multifamily residential	2,578	$4,100,831	67.7%	56.6%
Single family residential	1,832	1,723,953	28.5%	63.9%
Commercial real estate type:
Strip Retail	23	48,808	0.8%	51.1%
Mid Rise Office	7	39,222	0.6%	65.0%
Low Rise Office	13	25,791	0.4%	55.4%
Medical Office	7	20,426	0.3%	62.3%
Multi-Tenant Industrial	8	12,782	0.2%	49.1%
Anchored Retail	3	12,216	0.2%	53.2%
More than 50% commercial	11	10,848	0.2%	47.2%
Shopping Center	4	8,778	0.1%	50.5%
Unanchored Retail	7	8,495	0.1%	44.4%
Shadow Retail	4	6,978	0.1%	59.6%
Warehouse	4	3,082	0.1%	41.3%
Flex Industrial	2	2,488	0.0%	64.1%
Restaurant	2	1,527	0.0%	34.0%
Light Manufacturing	1	1,341	0.0%	49.4%
Other	1	89	0.0%	16.9%
Commercial Real Estate	97	202,871	3.4%	55.1%
Construction & Land Development	11	22,061	0.4%	56.5%
Non-mortgage Loans	1	100	0.0%	NA
Total	4,519	$6,049,816	100.0%	58.6%

(1) Construction and land development LTV is calculated based on an "as completed" property value.
As a result of the COVID-19 pandemic, we increased both the qualitative and quantitative components of our allowance for loan losses. The qualitative component was increased to address the continued uncertainty surrounding the current economic environment, while the quantitative component was increased as a result of grade changes related to loans impacted by the pandemic, as discussed above. During the year ended December 31, 2020, we added $12.4 million to our reserve for these purposes. The following table shows the components attributed to the net increase in our allowance for loan losses during the year ended December 31, 2020:

(Dollars in thousands)
Allowance for Loan Losses - as of 12/31/2019	$36,001
COVID-19 impact	12,449
Net charge-offs	(337)
Decline in portfolio and other changes	(1,899)
Allowance for Loan Losses - as of 12/31/2020	$46,214
Liquidity and Capital
As part of our response to COVID-19, we continue to closely monitor our liquidity and capital levels to ensure that we are properly prepared for the economic uncertainty caused by the pandemic. The Company's cash and cash equivalents have increased by $81.4 million since December 31, 2019 primarily as a result of reduced loan origination volumes, elevated loan prepayments and increases in retail deposits. As of December 31, 2020, we maintained the following liquidity position:

(Dollars in thousands)	As of 12/31/2020	% of Assets
Cash & Cash Equivalents	$169,941	2.5%
Unencumbered Liquid Securities	605,771	8.8%
Unutilized Brokered Deposit Capacity (1)	739,649	10.7%
Unutilized FHLB Borrowing Capacity (2)(3)	900,020	13.0%
Unutilized FRB Borrowing Capacity (2)	178,593	2.6%
Commercial Lines of Credit	50,000	0.7%
Total Liquidity	$2,643,974	38.3%

(1) Capacity based on internal guidelines
(2) Capacity based on pledged loan collateral specific to the FHLB or FRB, as applicable
(3) Availability to borrow from the FHLB is permitted up to 40% of the Bank's assets or $2.8 billion. At December 31, 2020, we had $806.7 million and $62.6 million in outstanding advances and letters of credit with the FHLB, respectively.

The Company’s capital levels continue to be significantly above the minimum levels required for regulatory capital purposes. At December 31, 2020, our Tier 1 Leverage, Common Equity Tier 1 Risk-Based, Tier 1 Risk-Based and Total Risk-Based Capital ratios were 9.5%, 15.8%, 17.4% and 18.6%, respectively. Refer to Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Capital Adequacy" for further details regarding our capital levels at December 31, 2020. The following graphs depict the Company’s capital position in relation to current regulatory requirements including capital conservation buffers:

Tier 1 Leverage Ratio

9.5%
4.0%
$384mm, or 136%, above regulatory minimum
Regulatory Minimum
12/31/2020

Common Equity Tier 1 Risk-Based Ratio

15.8%
7.0%
$335mm, or 125%, above regulatory minimum
Regulatory Minimum
12/31/2020

Tier 1 Risk-Based Capital Ratio

17.4%
8.5%
$340mm, or 104%, above regulatory minimum
Regulatory Minimum
12/31/2020

Total Risk-Based Capital Ratio

18.6%
10.5%
$311mm, or 77%, above regulatory minimum
Regulatory Minimum
12/31/2020

Results of Operations - Years ended December 31, 2020 and 2019
Overview
For the year ended December 31, 2020 our net income was $39.9 million as compared to $48.9 million for the year ended December 31, 2019. The decrease of $8.9 million, or 18.3%, was primarily attributable to a $11.6 million increase in noninterest expense, a $9.3 million increase in the provision for loan losses and a decrease of $2.2 million in noninterest income, partially offset by an increase of $10.2 million in net interest income and a decrease of $3.9 million in the provision for income taxes as compared to the prior year. Pre-tax, pre-provision net earnings decreased by $3.5 million, or 5.0%, for the year ended December 31, 2020 as compared to the prior year. Excluding the impact of a $10.4 million non-recurring cost incurred in connection with the prepayment of $150.0 million of long-term fixed rate FHLB borrowings in December 2020, net income would have been $47.3 million for the year ended December 31, 2020.
Net Interest Income
Net interest income totaled $138.6 million for the year ended December 31, 2020, an increase of $10.2 million, compared to the prior year. The increase in net interest income was primarily impacted by a 63 basis point decline in the cost of interest-bearing deposits. Net interest income was further enhanced by a decrease in the average balance and cost of FHLB advances of $91.1 million and 11 basis points, respectively. These items were partially offset by $12.9 million increase in the cost of our interest rate swaps as compared to the prior year, as well as the prepayment of higher yielding loans, which are being replaced by loans at lower current interest rates. Net interest income was also impacted by an 82 basis point decline in the yield on our investment securities. The decline in our investment yield was generally caused by variable rate securities repricing to lower current interest rates, as well as the accelerated prepayment of securities backed by mortgages.
Net interest margin for the year ended December 31, 2020 was 1.97%, compared to 1.84% for the prior year. The increase in our margin was primarily related to the decline in the cost of our interest-bearing deposits, partially offset by the decline in the yields of our loan and investment portfolios, as discussed above. Over the year, the yield on our interest-earning assets decreased by 39 basis points, while the cost of our interest-bearing liabilities decreased by 56 basis points. Our net interest spread for the year ended December 31, 2020 was 1.83%, increasing by 17 basis points as compared to last year.
Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the years ended December 31, 2020, 2019 and 2018. The average balances are daily averages.

	For the Years Ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,063,607	$155,104	3.82%	$3,870,897	$162,328	4.19%	$3,321,691	$127,950	3.85%
Single family residential	1,907,940	65,030	3.41%	2,139,517	76,766	3.59%	2,149,154	75,906	3.53%
Commercial real estate	206,639	9,530	4.61%	196,903	9,353	4.75%	147,494	6,935	4.70%
Construction, land and NM	20,199	1,332	6.59%	15,907	1,083	6.81%	27,013	1,044	3.86%
Total Loans (1)	6,198,385	230,996	3.73%	6,223,224	249,530	4.01%	5,645,352	211,835	3.75%
Investment securities	647,174	9,856	1.52%	661,574	15,461	2.34%	584,898	12,430	2.13%
Cash, cash equivalents and restricted cash	185,246	538	0.29%	105,042	2,151	2.05%	98,524	1,792	1.82%
Total interest-earning assets	7,030,805	241,390	3.43%	6,989,840	267,142	3.82%	6,328,774	226,057	3.57%
Noninterest-earning assets (2)	61,602			76,707			77,157
Total assets	$7,092,407			$7,066,547			$6,405,931
Interest-Bearing Liabilities
Transaction accounts	$309,601	1,789	0.57%	$210,743	2,686	1.26%	$176,725	1,541	0.86%
Money market demand accounts	1,521,163	13,949	0.90%	1,402,608	18,181	1.28%	1,464,952	14,954	1.01%
Time deposits	3,390,992	57,593	1.67%	3,538,223	84,225	2.35%	2,863,852	52,617	1.81%
Total deposits	5,221,756	73,331	1.38%	5,151,574	105,092	2.01%	4,505,529	69,112	1.51%
FHLB advances	965,490	21,761	2.25%	1,056,557	24,896	2.36%	1,069,216	23,285	2.18%
Junior subordinated debentures	61,857	1,373	2.22%	61,857	2,447	3.96%	61,857	2,266	3.66%
Senior debt	94,473	6,302	6.67%	94,350	6,300	6.68%	94,223	6,307	6.69%
Total interest-bearing liabilities	6,343,576	102,767	1.60%	6,364,338	138,735	2.16%	5,730,825	100,970	1.74%
Noninterest-bearing deposit accounts	69,208			41,821			51,152
Noninterest-bearing liabilities	68,853			60,814			57,679
Total liabilities	6,481,637			6,466,973			5,839,656
Total stockholders' equity	610,770			599,574			566,275
Total liabilities and stockholders' equity	$7,092,407			$7,066,547			$6,405,931

Net interest spread (3)			1.83%			1.66%			1.83%
Net interest income/margin (4)		$138,623	1.97%		$128,407	1.84%		$125,087	1.98%
(1)     Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $16.2 million, $14.6 million and $10.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)     Noninterest-earning assets includes the allowance for loan losses.
(3)    Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(4)     Net interest margin is net interest income divided by total average interest-earning assets.
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

	For the Years Ended December 31, 2020 vs 2019
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$7,723	$(14,947)	$(7,224)
Single family residential	(8,021)	(3,715)	(11,736)
Commercial real estate	456	(279)	177
Construction, land and NM	285	(36)	249
Total Loans	443	(18,977)	(18,534)
Investment securities	(328)	(5,277)	(5,605)
Cash, cash equivalents and restricted cash	981	(2,594)	(1,613)
Total interest-earning assets	1,096	(26,848)	(25,752)
Interest-Bearing Liabilities
Transaction accounts	928	(1,825)	(897)
Money market demand accounts	1,425	(5,657)	(4,232)
Time deposits	(3,348)	(23,284)	(26,632)
Total deposits	(995)	(30,766)	(31,761)
FHLB advances	(2,035)	(1,100)	(3,135)
Junior subordinated debentures	—	(1,074)	(1,074)
Senior debt	9	(7)	2
Total interest-bearing liabilities	(3,021)	(32,947)	(35,968)
Net Interest Income	$4,117	$6,099	$10,216

	For the Years Ended December 31, 2019 vs 2018
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$22,409	$11,969	$34,378
Single family residential	(359)	1,219	860
Commercial real estate	2,343	75	2,418
Construction, land and NM	(544)	583	39
Total Loans	23,849	13,846	37,695
Investment securities	1,730	1,301	3,031
Cash, cash equivalents and restricted cash	123	236	359
Total interest-earning assets	25,702	15,383	41,085
Interest-Bearing Liabilities
Transaction accounts	335	810	1,145
Money market demand accounts	(643)	3,870	3,227
Time deposits	13,943	17,665	31,608
Total deposits	13,635	22,345	35,980
FHLB advances	(281)	1,892	1,611
Junior subordinated debentures	—	181	181
Senior debt	5	(12)	(7)
Total interest-bearing liabilities	13,359	24,406	37,765
Net Interest Income	$12,343	$(9,023)	$3,320

Total interest income decreased by $25.8 million, or 9.6%, for the year ended December 31, 2020 as compared to the prior year. Interest income on loans decreased $18.5 million to $231.0 million for the year ended December 31, 2020 from $249.5 million for the prior year. The decline was primarily due to a 28 basis point decrease in our loan yield, as compared to the prior year, due to an increase in the cost of our interest rate swaps of $12.9 million and the prepayment of higher yielding loans, which are being replaced by loans at lower current interest rates.

Additionally, interest income on investments decreased by $5.6 million primarily due to a decrease in the yield on investment securities of 82 basis points. The decline in our investment yield was generally caused by variable rate securities repricing to lower current interest rates, as well as the accelerated prepayment of securities backed by mortgages.
During the year ended December 31, 2020, total loans decreased $181.2 million compared to an increase of $100.3 million during the year ended December 31, 2019. The volume of new loans originated totaled $1.4 billion and $1.6 billion for the years ended December 31, 2020 and 2019, respectively. The weighted average rate on new loans for the year ended December 31, 2020 was 3.71% as compared to 4.35% for the prior year. The decline in the average coupon for the current year originations compared to the prior year was due to a decline in market interest rates. Loan payoffs and paydowns totaled $1.6 billion and $1.4 billion for the years ended December 31, 2020 and 2019, respectively. Elevated loan prepayment speeds were primarily related to customers refinancing their hybrid-ARM loans to take advantage of lower long-term interest rates. The weighted average rate on loan payoffs during the year ended December 31, 2020 was 4.15% as compared to 4.27% for the prior year.
Total interest expense decreased $36.0 million to $102.8 million for the year ended December 31, 2020 from $138.7 million for the prior year. Interest expense on deposits decreased $31.8 million to $73.3 million for the year ended December 31, 2020 from $105.1 million for the prior year. This decrease was primarily due to the cost of interest-bearing deposits decreasing 63 basis points predominantly due to our deposit portfolio repricing to lower current market interest rates. The decline in these rates is attributable to a reduction in short-term interest rates due to the Federal Open Market Committee's interest rate cuts in early 2020. Interest expense on advances from the FHLB decreased by $3.1 million during the year ended December 31, 2020 as compared to the prior year. This decrease was due to a decline in the average balance and cost of FHLB advances of $91.1 million and 11 basis points, respectively. We use both deposits and FHLB advances to fund net loan growth. We also use FHLB advances, with or without embedded interest rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’
Provision for Loan Losses
Provision for loan losses totaled $10.6 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively. The loan loss provision recognized during the year ended December 31, 2020 was primarily recorded to provide reserves for the uncertain economic impact associated with the COVID-19 pandemic. See Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "COVID-19" for additional information.
Nonperforming loans totaled $6.3 million, or 0.10% of total loans, at both December 31, 2020 and 2019. During the year ended December 31, 2020, total criticized loans increased by $11.6 million, or 25.5%, compared to the prior year. The increase in criticized loans was primarily attributable to loans impacted by the pandemic. These downgrades largely consisted of loans in the multifamily loan portfolio and were generally performing following their respective modification periods. During the year ended December 31, 2020, we strived to be proactive in an attempt to ensure that loans identified as being impacted by the pandemic were reviewed for asset grading in a timely manner. Our allowance for loan losses as a percentage of total loans was 0.76% at December 31, 2020 as compared to 0.58% at December 31, 2019.
Noninterest Income
Noninterest income decreased by $2.2 million to $2.5 million for the year ended December 31, 2020 from $4.7 million for the year ended December 31, 2019.

The following table presents the major components of our noninterest income:

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
Gain on sale of loans	$—	$607	$(607)	(100.0)%
FHLB dividends	1,650	2,163	(513)	(23.7)%
Fee income	232	674	(442)	(65.6)%
Other	638	1,231	(593)	(48.2)%
Total noninterest income	$2,520	$4,675	$(2,155)	(46.1)%
The decrease in noninterest income for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a $607 thousand gain on sale of loans and a non-recurring equipment recovery of $384 thousand, which is included in Other within the noninterest income table above. Both items were recognized during the prior year. Additionally, FHLB stock dividends decreased $513 thousand and servicing fee income decreased $461 thousand from the prior year due to a decline in the volume of serviced loans, as well as a decrease in the fair value of our mortgage servicing rights during the current year.
Noninterest Expense
Noninterest expense increased $11.6 million, or 18.5%, to $73.9 million for the year ended December 31, 2020 from $62.4 million for 2019.
The following table presents the components of our noninterest expense for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$43,100	$37,228	$5,872	15.8%
FHLB advance prepayment penalty	10,443	—	10,443	N/A
Deposit insurance premium	1,905	545	1,360	249.5%
Professional and regulatory fees	1,844	1,984	(140)	(7.1)%
Occupancy	4,585	5,688	(1,103)	(19.4)%
Depreciation and amortization	2,685	2,618	67	2.6%
Data processing	3,911	3,738	173	4.6%
Marketing	1,683	5,053	(3,370)	(66.7)%
Other expenses	3,778	5,514	(1,736)	(31.5)%
Total noninterest expense	$73,934	$62,368	$11,566	18.5%
The increase in noninterest expense during the year ended December 31, 2020 as compared to the prior year was primarily attributable to a $10.4 million prepayment fee incurred in connection with the prepayment of $150.0 million of FHLB borrowings in December 2020. The prepayments were a strategic decision to utilize low yielding excess liquidity to remove high cost borrowings to benefit our net interest margin in future quarters. Additionally, there was a $5.9 million increase in compensation costs due to a $2.3 million increase in salary expense attributed to growth in the average headcount throughout the year, as well as merit increases, a $2.1 million increase in the required accrual for post-employment related retirement benefits resulting from a decline in interest rates, and a $1.2 million decrease in capitalized loan origination costs related to lower loan volumes compared to the prior year. Noninterest expense was further impacted by a $1.4 million increase in federal deposit insurance assessments due to the utilization of our Small Bank Assessment Credit during the prior year. These increased costs were partially offset by a $3.4 million decrease in marketing costs associated with deposit gathering efforts, a $1.1 million decline in occupancy costs, and a $1.1 million decline in the write-off of leasehold improvements compared to the prior year.

Both the decline in occupancy costs and the write-off of leasehold improvements were attributable to the relocation of two facilities in late 2019.
Our efficiency ratio was 52.4% for the year ended December 31, 2020 compared to 46.9% for the prior year. Excluding the impact of the nonrecurring cost of the prepayment fee on FHLB borrowings discussed above, our efficiency ratio would have been 45.0% for the year ended December 31, 2020.
Income Tax Expense
For the years ended December 31, 2020 and 2019, we recorded income tax expense of $16.7 million and $20.6 million, respectively, with effective tax rates of 29.6% and 29.7%, respectively.
Financial Condition - As of December 31, 2020 and 2019
Total assets at December 31, 2020 were $6.9 billion, a decrease of $139.7 million, or 2.0%, from December 31, 2019. The decrease was primarily due to a $181.2 million decrease in loans, as well as a $33.8 million decrease in investment securities, partially offset by a $87.5 million increase in cash, cash equivalents and restricted cash as compared to December 31, 2019. Total liabilities were $6.3 billion at December 31, 2020, a decrease of $139.0 million, or 2.2%, from December 31, 2019. The decrease in total liabilities was primarily attributable to a decrease in FHLB advances of $172.0 million, partially offset by growth in our deposits of $29.6 million compared to December 31, 2019.
Loan Portfolio Composition
Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of December 31, 2020 and 2019, our total loans held for investment were $6.0 billion and $6.2 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Real estate loans held for investment
Multifamily residential	$4,075,893	67.9%	$3,962,929	64.1%	$3,650,967	60.1%	$2,887,438	57.7%	$2,600,262	59.0%
Single family residential	1,700,119	28.3%	1,993,484	32.3%	2,231,802	36.7%	1,957,546	39.2%	1,711,818	38.9%
Commercial real estate	202,189	3.4%	202,452	3.3%	183,559	3.0%	112,492	2.3%	59,611	1.4%
Construction and land	22,141	0.4%	20,565	0.3%	12,656	0.2%	41,165	0.8%	29,465	0.7%
Non-mortgage	100	0.0%	100	0.0%	100	0.0%	50	0.0%	50	0.0%
Total loans held for investment before deferred items	6,000,442	100.0%	6,179,530	100.0%	6,079,084	100.0%	4,998,691	100.0%	4,401,206	100.0%
Deferred loan costs, net	49,374		51,447		51,546		42,856		38,560
Total loans held for investment	$6,049,816		$6,230,977		$6,130,630		$5,041,547		$4,439,766

Real estate loans held for sale
Single family residential	$—	—%	$—	—%	$—	—%	$—	—%	$34,330	100.0%
Deferred loan costs, net	—		—		—		—		680
Fair value adjustment - loss	—		—		—		—		(36)
Total loans held for sale	$—		$—		$—		$—		$34,974
The relative composition of the loan portfolio has not changed significantly over the past few years. Our primary focus remains multifamily real estate lending, which constitutes 68% and 64% of our portfolio at December 31, 2020 and December 31, 2019, respectively. Single family residential lending is our secondary lending emphasis and represents 28% and 32% of our portfolio at December 31, 2020 and December 31, 2019, respectively. Single family residential loans have decreased from the prior year due to elevated prepayments attributable to customers refinancing their hybrid-ARM loans to take advantage of lower long-term interest rates by entering into 30-year fixed rate loan products, which we do not generally offer.

We recognize that these two loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 575% and 562% as of December 31, 2020 and December 31, 2019, respectively. Our single family loans as a percentage of risk-based capital were 242% and 285% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At December 31, 2020, 62%, 26% and 10% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 61%, 26% and 11%, respectively, at December 31, 2019.
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
We have a small portfolio of construction loans with commitments (funded and unfunded) totaling $34.7 million and $39.4 million at December 31, 2020 and December 31, 2019, respectively. Our construction lending typically focuses on single family residential projects with completed values of $5.0 million or less and multifamily projects with loan commitments of $15.0 million or less. We are accepting construction loan applications and expect some modest growth of our construction loan portfolio.
The following table presents the activity in our loan portfolio for the periods shown:

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Loan Inflows:
Multifamily residential	$904,588	$891,116	$1,119,617	$1,302,896	$1,050,006
Single family residential	494,753	591,177	828,907	726,485	782,585
Commercial real estate	12,106	38,088	84,808	63,893	32,021
Construction and land	9,583	33,618	14,505	29,010	41,091
Non-mortgage	—	—	50	—	50
Mortgage banking originations	—	—	—	18,041	167,814
Purchases	20,380	10,052	—	—	—
Total loans originated and purchased	1,441,410	1,564,051	2,047,887	2,140,325	2,073,567

Loan Outflows:
Loan principal reductions and payoffs	(1,640,597)	(1,376,413)	(956,578)	(909,387)	(977,339)
Portfolio loan sales	(825)	(68,325)	(19,603)	(652,705)	(315,918)
Mortgage banking loan sales	—	—	—	(25,187)	(176,678)
Other (1)	18,851	(18,966)	17,377	10,109	(8,376)
Total loan outflows	(1,622,571)	(1,463,704)	(958,804)	(1,577,170)	(1,478,311)
Net change in total loan portfolio	$(181,161)	$100,347	$1,089,083	$563,155	$595,256

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loans costs, fair value adjustments and to the extent applicable, may include foreclosures, charge-offs and negative amortization.
Our loan portfolio decreased $181.2 million during the year ended December 31, 2020 compared to an increase of $100.3 million during the prior year. The decline in the growth of our loan portfolio was primarily due to an increase of $264.2 million in loan principal reductions and payoffs and a decrease of $133.0 million in new loan origination volume. Loan curtailments increased during the current year as compared to 2019 primarily as a result of refinancing activity. During 2020 and 2019, long-term Treasury rates, which are correlated to lending rates, declined significantly allowing borrowers the opportunity to lock in less expensive borrowing costs. Total loan origination volume declined during 2020 and 2019 largely due to borrowers foregoing hybrid loans to take advantage of lower long-term interest rates. Loan origination volumes were further impacted by a temporary tightening of our credit standards during 2020 compared to previous years due to the COVID-19 pandemic. Loan prepayment speeds were 22.36% and 18.87% during the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2019, portfolio loan sales primarily consisted of CRA qualified single family residential mortgages with elevated loan-to-values. These strategic sales reduced both our interest rate risk and credit risk. During 2017, we closed a securitization transaction resulting in the sale of $626.1 million of multifamily loans. The primary purpose of this transaction was to enable us to redeploy capital and funding to support higher-yielding assets while also reducing our reliance on wholesale funding, improving liquidity measures and reducing our concentration of multifamily loans. Portfolio loan sales in 2016 were primarily targeted to reducing loan concentrations and generally consisted of multifamily residential loans. Mortgage banking loan sales primarily consisted of 30-year fixed rate single family residential loans and were sold through our retail mortgage banking division, which was closed during the first quarter of 2017.
Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At December 31, 2020, our multifamily real estate portfolio had an average loan balance of $1.6 million, an average unit count of 14.6 units, a weighted average loan to value of 56.6% and a weighted average debt service coverage ratio of 1.54, as compared to an average loan balance of $1.6 million, an average unit count of 15.2 units, a weighted average loan to value of 56.9% and a weighted average debt service coverage ratio of 1.49 at December 31, 2019.
Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide refinancings. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At December 31, 2020, our single family residential real estate portfolio had an average loan balance of $941 thousand, a weighted average loan to value of 63.9% and a weighted average credit score at origination/refreshed of 751. At December 31, 2019, our single family residential real estate portfolio had an average loan balance of $905 thousand, a weighted average loan to value of 64.6% and a weighted average credit score at origination/refreshed of 750.
Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on nonresidential commercial real estate. Our commercial real estate loans are generally used to finance the purchase of established multi-tenant industrial, office and retail sites. At December 31, 2020, our commercial real estate portfolio had an average loan balance of $2.1 million, a weighted average loan to value of 55.1% and a weighted average debt service coverage ratio of 1.52, as compared to an average loan balance of $2.1 million, a weighted average loan to value of 55.9% and a weighted average debt service coverage ratio of 1.57 at December 31, 2019.
Other. Other categories of loans included in our portfolio include construction, land and non-mortgage loans. Construction loans currently consist primarily of single family construction projects. The non-mortgage loans in our portfolio were provided in support of community investment efforts.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
As of December 31, 2020:
Loans
Real estate mortgage loans:
Multifamily residential	$9	$6,336	$4,069,548	$4,075,893
Single family residential	35	1,143	1,698,941	1,700,119
Commercial real estate	—	4,451	197,738	202,189
Construction and land	18,930	3,211	—	22,141
Non-mortgage	—	—	100	100
Total loans	$18,974	$15,141	$5,966,327	$6,000,442

Fixed interest rates	$—	$11	$24,846	$24,857
Floating or hybrid adjustable rates	18,974	15,130	5,941,481	5,975,585
Total loans	$18,974	$15,141	$5,966,327	$6,000,442
As of December 31, 2019:
Loans
Real estate mortgage loans:
Multifamily residential	$—	$1,498	$3,961,431	$3,962,929
Single family residential	1,445	1,403	1,990,636	1,993,484
Commercial real estate	58	1,640	200,754	202,452
Construction and land	15,884	4,681	—	20,565
Non-mortgage	—	—	100	100
Total loans	$17,387	$9,222	$6,152,921	$6,179,530

Fixed interest rates	$—	$352	$29,828	$30,180
Floating or hybrid adjustable rates	17,387	8,870	6,123,093	6,149,350
Total loans	$17,387	$9,222	$6,152,921	$6,179,530

Our fixed interest rate loans generally consist of 30 and 40-year loans that are primarily secured by single family residential properties in conjunction with our efforts to provide affordable housing to low-to-moderate income individuals. Our floating and adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of 3 to 10 years and then convert to quarterly or semi-annual adjustments thereafter. As of December 31, 2020 and 2019, $4.3 billion and $3.9 billion, respectively, of our floating or hybrid adjustable rate loans were at their floor rates. The weighted average minimum interest rate on these loans was 4.03% and 4.14% at December 31, 2020 and 2019, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.3 billion and $5.5 billion at December 31, 2020 and 2019, respectively. These loans had a weighted average term to first repricing date of 3.26 years and 3.42 years at December 31, 2020 and 2019, respectively.
Refer to Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "COVID-19" for discussion regarding the lending initiatives implemented by the Company in connection with the COVID-19 pandemic.
Asset Quality
Our primary objective is to maintain a high level of asset quality in our loan portfolio. We believe our underwriting practices and policies, established by experienced professionals, appropriately govern the risk profile for our loan portfolio. These policies are continually evaluated and updated as necessary. All loans are assessed and assigned a risk classification at origination based on underlying characteristics of the transaction such as collateral type, collateral cash flow, collateral coverage and borrower strength. We believe that we have a comprehensive methodology to proactively monitor our credit quality after origination. Particular emphasis is placed on our commercial portfolio where risk assessments are re-evaluated as a result of reviewing commercial property operating statements and borrower financials on at least an annual basis. Single family residential loans are subject to an annual regrading based upon a credit score refresh, among other factors. On an ongoing basis, we also monitor payment performance, delinquencies, and tax and property insurance compliance, as well as any other pertinent information that may be available to determine the collectibility of a loan. We believe our practices facilitate the early detection and remediation of problems within our loan portfolio. Assigned risk ratings, as well as the evaluation of other credit metrics, are an integral part of management assessing the adequacy of our allowance for loan losses. We periodically employ the use of an outside independent consulting firm to evaluate our underwriting and risk assessment processes. Like other financial institutions, we are subject to the risk that our loan portfolio will be exposed to increasing pressures from deteriorating borrower credit due to general economic conditions. Refer to Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "COVID-19" for discussion regarding loan modifications in connection with the COVID-19 pandemic.
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
Troubled debt restructurings. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs. Concessions could include reductions of interest rates, extension of the maturity date at a rate lower than the current market rate for a new loan with similar risk, reduction of accrued interest, principal forgiveness, forbearance, or other material modifications. The assessment of whether a borrower is experiencing or will likely experience financial difficulty and whether a concession has been granted is highly subjective in nature, and management’s judgment is required when determining whether a modification is classified as a TDR. Refer to Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "COVID-19" for discussion regarding loan modifications in connection with the COVID-19 pandemic.
The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Non-accrual loans
Multifamily residential portfolio	$522	$541	$564	$2,250	$1,054
Single family residential portfolio	5,791	5,792	1,448	4,016	421
Commercial real estate	—	—	—	656	1,185
Construction and land	—	—	—	—	—
Non-mortgage	—	—	—	—	—
Total non-accrual loans	6,313	6,333	2,012	6,922	2,660
Real estate owned	—	—	—	—	—
Total nonperforming assets	$6,313	$6,333	$2,012	$6,922	$2,660
Performing troubled debt restructurings	$1,260	$1,305	$4,434	$4,857	$6,352
Allowance for loan losses to period end nonperforming loans	732.04%	568.47%	1705.47%	437.91%	1251.80%
Nonperforming loans to period end loans	0.10%	0.10%	0.03%	0.14%	0.06%
Nonperforming assets to total assets	0.09%	0.09%	0.03%	0.12%	0.05%
Nonperforming loans plus performing TDRs to total loans	0.13%	0.12%	0.11%	0.23%	0.20%
When assessing whether a loan should be placed on non-accrual status because contractual payments appear doubtful, consideration is given to information we collect from third parties and our borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.

For the years ended December 31, 2020 and 2019, $122 thousand and $102 thousand, respectively, in interest income was recognized on non-accrual loans subsequent to their classification as non-accrual. For the years ended December 31, 2020 and 2019, the Company recorded $57 thousand and $162 thousand, respectively, of interest income related to performing TDR loans. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $169 thousand and $200 thousand for the years ended December 31, 2020 and 2019, respectively.
Potential Problem Loans. We utilize a risk grading system for our loans to aid us in evaluating the overall credit quality of our real estate loan portfolio and assessing the adequacy of our allowance for loan losses. All loans are categorized into a risk category at the time of origination, re-evaluated at least annually for proper classification in conjunction with our review of property and borrower financial information and re-evaluated for proper risk grading as new information such as payment patterns, collateral condition and other relevant information comes to our attention. We use the following industry accepted definitions for risk ratings.
•Pass: Assets are performing according to contract and have no existing or known weaknesses deserving of management’s close attention. The basic underwriting criteria used to approve the loan is still valid and all payments have essentially been made as planned.
•Watch: Assets are expected to have an event occurring in the next 90 to 120 days that will lead to a change in risk rating with the change being either favorable or unfavorable. These assets require heightened monitoring of the event by management.
•Special mention: Assets have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in our credit position at some future date. Special mention assets are not adversely classified and do not expose us to sufficient risk to warrant adverse classification.
•Substandard: Assets are inadequately protected by the current net worth and/or paying capacity of the obligor or by the collateral pledged. These assets have well-defined weaknesses: the primary source of repayment is gone or severely impaired (i.e., bankruptcy or loss of employment) and/or there has been a deterioration in collateral value. In addition, there is the distinct possibility that we will sustain some loss, either directly or indirectly (i.e., the cost of monitoring), if the deficiencies are not corrected. Deterioration in collateral value alone does not mandate that an asset be adversely classified if such factor does not indicate that the primary source of repayment is in jeopardy.
•Doubtful: Assets have the weaknesses of those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable based on current facts, conditions and values.
•Loss: Assets are considered uncollectible and of such little value that its continuance as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off a basically worthless asset (or portion thereof) even though partial recovery may be achieved in the future.

The banking industry defines loans graded Special Mention or higher risk as ‘‘criticized’’ and loans graded Substandard or greater risk as ‘‘classified’’ loans. The following table shows our level of criticized and classified loans as of the periods indicated:

(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total Criticized	Total Classified
As of December 31, 2020:
Multifamily residential	$19,547	$20,204	$—	$—	$39,751	$20,204
Single family residential	7,132	6,547	—	—	13,679	6,547
Commercial real estate	3,599	—	—	—	3,599	—
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$30,278	$26,751	$—	$—	$57,029	$26,751
Classified loans to period end loans						0.44%
As of December 31, 2019:
Multifamily residential	$19,708	$1,700	$—	$—	$21,408	$1,700
Single family residential	13,635	8,808	1,600	—	24,043	10,408
Commercial real estate	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$33,343	$10,508	$1,600	$—	$45,451	$12,108
Classified loans to period end loans						0.20%
As of December 31, 2018:
Multifamily residential	$2,631	$1,937	$—	$—	$4,568	$1,937
Single family residential	380	5,532	—	—	5,912	5,532
Commercial real estate	1,489	—	—	—	1,489	—
Construction and land	2,537	—	—	—	2,537	—
Non-mortgage	—	—	—	—	—	—
Total	$7,037	$7,469	$—	$—	$14,506	$7,469
Classified loans to period end loans						0.12%
As of December 31, 2017:
Multifamily residential	$6,621	$7,799	$—	$—	$14,420	$7,799
Single family residential	9,106	4,276	—	—	13,382	4,276
Commercial real estate	—	1,638	—	—	1,638	1,638
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$15,727	$13,713	$—	$—	$29,440	$13,713
Classified loans to period end loans						0.27%
As of December 31, 2016:
Multifamily residential	$4,698	$11,120	$—	$—	$15,818	$11,120
Single family residential	420	5,871	—	—	6,291	5,871
Commercial real estate	—	4,324	—	—	4,324	4,324
Construction and land	—	—	—	—	—	—
Non-mortgage	—	—	—	—	—	—
Total	$5,118	$21,315	$—	$—	$26,433	$21,315
Classified loans to period end loans						0.48%

Potential problem loans represent loans that are currently performing but as to which there is information known to us about possible credit problems that may result in disclosure of such loans as nonperforming at some time in the future. We define ‘‘potential problem loans’’ as loans with a risk rating of ‘‘Substandard’’, ‘‘Doubtful’’ or ‘‘Loss’’ that are not included in the amounts of non-accrual or restructured loans. As we cannot predict all circumstances that may cause our borrowers to default, there can be no assurance that these loans will not be placed on non-accrual status or become restructured. At December 31, 2020 and 2019, we have identified potential problem loans totaling $20.4 million and $5.8 million, respectively, that were all classified as ‘‘Substandard’’. Refer to Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "COVID-19" for discussion regarding loans impacted by the COVID-19 pandemic.
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
Our allowance is established through charges to the provision for loan losses. Loans, or portions of loans, deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to our allowance for loan losses. The allowance is decreased by the reversal of prior provisions when the total allowance balance is deemed excessive for the risks inherent in the portfolio. The allowance for loan losses balance is neither indicative of the specific amounts of future charge-offs that may occur, nor is it an indicator of any future loss trends. Refer to Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "COVID-19" for discussion regarding the impact of the COVID-19 pandemic on our allowance for loan losses.

	As of December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category
Multifamily residential	$33,259	67.9%	$23,372	64.1%	$21,326	60.1%	$18,588	57.7%	$18,478	59.0%
Single family residential	9,372	28.3%	10,076	32.3%	10,125	36.7%	9,044	39.2%	11,559	38.9%
Commercial real estate	3,347	3.4%	2,341	3.3%	2,441	3.0%	1,734	2.3%	1,823	1.4%
Construction and land	216	0.4%	192	0.3%	402	0.2%	936	0.8%	1,428	0.7%
Non-mortgage	20	0.0%	20	0.0%	20	0.0%	10	0.0%	10	0.0%
Total	$46,214	100.0%	$36,001	100.0%	$34,314	100.0%	$30,312	100.0%	$33,298	100.0%

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Allowance for loan losses at beginning of period	$36,001	$34,314	$30,312	$33,298	$45,509
Charge-offs:
Single family residential	(722)	—	—	(5)	—
Commercial real estate	—	—	—	—	(90)
Total charge-offs	(722)	—	—	(5)	(90)
Recoveries:
Single family residential	85	12	12	12	12
Commercial real estate	—	—	90	—	—
Construction and land	300	425	300	379	570
Total recoveries	385	437	402	391	582
Net (charge-offs) recoveries	(337)	437	402	386	492
Provision for (reversal of) loan losses	10,550	1,250	3,600	(3,372)	(12,703)
Allowance for loan losses at period end	$46,214	$36,001	$34,314	$30,312	$33,298
Allowance for loan losses to period end loans held for investment	0.76%	0.58%	0.56%	0.60%	0.75%
Annualized net charge-offs (recoveries) to average loans	0.01%	(0.01)%	(0.01)%	(0.01)%	(0.01)%
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
The following table presents the book value of our investment portfolio as of the dates indicated:

	As of December 31,
	2020		2019
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities (at fair value):
Government and Government Sponsored Entities:
Residential mortgage backed securities ('MBS") and collateralized mortgage obligations ("CMOs")	$216,724	35.34%	$145,192	22.44%
Commercial MBS and CMOs	361,988	59.03%	356,169	55.05%
Agency bonds	15,022	2.45%	123,713	19.12%
Total available for sale debt securities	593,734	96.82%	625,074	96.61%
Held to maturity (at amortized cost):
Government Sponsored Entities:
Residential MBS	7,391	1.21%	10,087	1.56%
Other investments	76	0.01%	83	0.01%
Total held to maturity debt securities	7,467	1.22%	10,170	1.57%
Equity securities (at fair value)	12,037	1.96%	11,782	1.82%
Total investment securities	$613,238	100.00%	$647,026	100.00%

The following table presents the book value of our investment portfolio by their stated maturities, as well as the weighted average yields for each maturity range at December 31, 2020:

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Equity securities		Total
(Dollars in thousands)	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield
Available for sale:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$—	—%	$301	0.61%	$51	2.60%	$216,372	1.21%	$—	—%	$216,724	1.21%
Commercial MBS and CMOs	—	—%	13,839	1.05%	110,657	0.63%	237,492	1.29%	—	—%	361,988	1.08%
Agency bonds	—	—%	—	—%	11,953	0.74%	3,069	0.80%	—	—%	15,022	0.75%
Held to maturity:
Government Sponsored Entities:
Residential MBS	—	—%	—	—%		—%	7,391	2.70%	—	—%	7,391	2.70%
Other investments	—	—%	—	—%	76	3.88%	—	—%	—	—%	76	3.88%
Equity Securities	—	—%	—	—%	—	—%	—	—%	12,037	1.78%	12,037	1.78%
Total	$—	—%	$14,140	1.04%	$122,737	0.64%	$464,324	1.27%	$12,037	1.78%	$613,238	1.15%

The following table presents the fair value of our securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2020:
Available for sale:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$213,279	$3,459	$(14)	$216,724
Commercial MBS and CMOs	355,963	6,337	(312)	361,988
Agency bonds	14,998	69	(45)	15,022
Total available for sale	584,240	9,865	(371)	593,734
Held to maturity:
Government Sponsored Entities:
Residential MBS	7,391	403	—	7,794
Other investments	76	—	—	76
Total held to maturity	7,467	403	—	7,870
Equity securities	12,000	37	—	12,037
Total investment securities	$603,707	$10,305	$(371)	$613,641
As of December 31, 2019:
Available for sale:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$145,333	$340	$(481)	$145,192
Commercial MBS and CMOs	353,727	3,267	(825)	356,169
Agency bonds	123,977	59	(323)	123,713
Total available for sale	623,037	3,666	(1,629)	625,074
Held to maturity:
Government Sponsored Entities:
Residential MBS	10,087	205	(26)	10,266
Other investments	83	—	—	83
Total held to maturity	10,170	205	(26)	10,349
Equity securities	12,000	—	(218)	11,782
Total investment securities	$645,207	$3,871	$(1,873)	$647,205
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
At December 31, 2020, there was no issuer, other than U.S. government agencies, where the aggregate book value or market value of such issuer’s securities held by the Company exceeded 10% of our stockholders’ equity. At December 31, 2020 and 2019, the average estimated remaining life of our available for sale investment portfolio was 5.34 and 5.25 years, respectively.
Liabilities
Total liabilities decreased $139.0 million, or 2.2%, and were $6.3 billion and $6.4 billion at December 31, 2020 and 2019, respectively. The decrease in total liabilities was primarily attributable to a decrease in FHLB advances of $172.0 million, or 17.6%, compared to December 31, 2019, largely due to the prepayment of $150.0 million of long-term FHLB advances in December 2020. This decrease was partially offset by growth in our deposits of $29.6 million, or 0.6%, compared to December 31, 2019.

Deposits
Representing 83.7% of our total liabilities as of December 31, 2020, deposits are our primary source of funding for our business operations. We have historically maintained and grown our deposit customer base in various rate environments based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure, "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations and transactional deposits. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits from deposit brokers and/or the State of California.
Total deposits increased by $29.6 million, or 0.6%, to $5.3 billion at December 31, 2020 from $5.2 billion at December 31, 2019. Retail deposits increased $395.6 million, while wholesale deposits decreased $366.0 million. The increase in retail deposits has been primarily generated by our network of branches, while the decline in wholesale deposits was a purposeful decision by the Company to reduce excess, low yielding cash and cash equivalents. Time deposits represent 58.1% and 67.4% of total deposits at December 31, 2020 and 2019, respectively. The decline in time deposits was primarily caused by the reduction in wholesale deposits, as discussed above. We consider approximately 72% or more of our retail deposits at December 31, 2020 to be core deposits based on our internal methodology, which gives consideration to the tenure of customer relationships, product penetration and the relative cost of the deposit accounts.
Our loan to deposit ratio was 115% and 119% at December 31, 2020 and 2019, respectively. The decline in this ratio was primarily due to the growth of our total deposits and the net reduction in our loan portfolio due to elevated loan prepayments outpacing loan originations during the year ended December 31, 2020. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth and to strategically manage our interest rate risk, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.
The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$69,208	—%	1.3%	$41,821	—%	0.8%
Interest-bearing transaction accounts	309,601	0.57%	5.9%	210,743	1.26%	4.1%
Money market demand accounts	1,521,163	0.90%	28.8%	1,402,608	1.28%	27.0%
Time deposits	3,390,992	1.67%	64.0%	3,538,223	2.35%	68.1%
Total	$5,290,964	1.36%	100.0%	$5,193,395	2.00%	100.0%

The following table sets forth the maturity of time deposits as of December 31, 2020:

(Dollars in thousands, except for column headings)	Under $100,000	$100,000 and greater
Remaining maturity:
Three months or less	$129,418	$407,920
Over three through six months	132,104	876,137
Over six through twelve months	187,934	1,101,934
Over twelve months	36,627	185,123
Total	$486,083	$2,571,114
Percent of total deposits	9.23%	48.84%

The Company had time deposits that met or exceeded the FDIC Insurance limit of $250 thousand of $1.4 billion at both December 31, 2020 and 2019. At the same dates, the Company had $50.0 million and $416.0 million, respectively, of wholesale deposits.
FHLB Advances and Other Borrowings
In addition to deposits, we utilize collateralized FHLB borrowings to fund our loan growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances decreased $172.0 million, or 17.6%, to $806.7 million at December 31, 2020 compared to $978.7 million at December 31, 2019. This decrease primarily relates to the prepayment of $150.0 million of long-term FHLB advances in December 2020. The prepayments were a strategic decision to utilize low yielding excess liquidity to remove high cost borrowings to benefit our net interest margin in future quarters. At the time of payoff, these borrowings had a weighted average interest rate and a weighted average maturity of 2.95% and 2.5 years, respectively. At December 31, 2020, the weighted average interest rate and weighted average maturity of FHLB advances outstanding was 2.07% and 1.7 years, respectively, compared to 2.30% and 2.3 years, respectively at December 31, 2019. As of both December 31, 2020 and December 31, 2019, the Bank had FHLB letters of credit outstanding totaling $62.6 million.
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

	December 31, 2020		December 31, 2019		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	1.60%	$41,238	3.27%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	1.84%	$20,619	3.51%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%

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
In 2014, we issued senior debt totaling $95.0 million to qualified institutional investors. These senior notes are unsecured, carry a fixed interest coupon of 6.5%, pay interest only on a quarterly basis and mature on September 30, 2024. The senior debt is redeemable at any time prior to August 31, 2024, at a redemption price equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the calculated rate for a U. S. Treasury security having a comparable remaining maturity plus 30 basis points, plus in each case, accrued and unpaid interest. On or after September 1, 2024, the senior debt may be redeemed at 100% of the principal amount plus accrued and unpaid interest.

The following table presents information regarding our FHLB advances and other borrowings as of and for the periods indicated:

	As of and for the Years Ended December 31,
(Dollars in thousands)	2020	2019
FHLB advances
Average amount outstanding during the period	$965,490	$1,056,557
Maximum amount outstanding at any month-end during the period	1,040,199	1,186,827
Balance outstanding at end of period	806,747	978,702
Weighted average maturity (in years)	1.7	2.3
Weighted average interest rate at end of period	2.07%	2.30%
Weighted average interest rate during the period	2.25%	2.36%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857
Weighted average maturity (in years)	16.0	17.0
Weighted average interest rate at end of period	1.68%	3.35%
Weighted average interest rate during the period	2.22%	3.96%

Senior unsecured term notes
Balance outstanding at end of period	$94,539	$94,416
Weighted average maturity (in years)	3.8	4.8
Weighted average interest rate at end of period	6.67%	6.68%
Weighted average interest rate during the period	6.67%	6.68%

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
The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of the dates indicated:

	As of and for the Years Ended December 31,
(Dollars in thousands)	2020	2019
Outstanding at period end	$—	$1,500
Average amount outstanding	6,724	51,800
Maximum amount outstanding at any month end	63,000	209,700
Weighted average interest rate:
During period	1.43%	2.52%
End of period	—%	1.66%
Stockholders’ Equity
Stockholders’ equity totaled $613.7 million and $614.5 million at December 31, 2020 and 2019, respectively. The $773 thousand, or 0.1%, net decline in capital was attributed to the Company’s stock repurchases of $36.1 million and dividends paid of $12.3 million during the year ended December 31, 2020, partially offset by net income of $39.9 million and increases in unrealized gains, net of taxes, of $5.3 million.
During the year ended December 31, 2020, the Company repurchased 4.0 million shares in connection with its stock repurchase programs at an average price of $9.03 per share, or a 22.7% discount to tangible book value at December 31, 2020, and a total cost of $36.1 million. The Company completed a $45.0 million stock repurchase program during the second quarter of 2020 and approved a new stock repurchase program during the fourth quarter of 2020 allowing for share repurchases totaling up to $20.0 million. As of December 31, 2020, there were $18.6 million of authorized funds remaining under the current active share repurchase program.
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

	December 31,
(Dollars in thousands)	2020	2019
Commitments to fund loans held for investment	$116,944	$103,227
In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $959 thousand and $1.0 million as of December 31, 2020 and 2019, respectively, which is included in other liabilities and accrued expenses on the consolidated statements of financial condition. During the year ended December 31, 2020, four loans in the securitization pool were modified for payment deferral related to the COVID-19 pandemic. Two of these loans have paid off subsequent to their modification. As of December 31, 2020, two of these loans with an aggregate principal balance of $3.1 million, or 1.5% of the aggregate remaining loan balance in the securitization pool, remain outstanding. Both loans had returned to their respective contractual loan payments as of December 31, 2020. Please refer above to "Factors Affecting Comparability of Financial Results - Multifamily Securitization Transaction" for additional information regarding the securitization.
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
We guarantee distributions and payments for redemption or liquidation of the Trust Securities issued by the Trusts to the extent of funds held by the Trusts. Although this guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on our consolidated statements of financial condition as junior subordinated debentures held by the Trusts. The junior subordinated debentures currently qualify as Tier 1 capital under the Federal Reserve capital adequacy guidelines. With the exception of our obligations in connection with its Trust Securities and the other items detailed above, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.
Contractual Obligations
The following table presents, as of December 31, 2020, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part II, Item 8. "Financial Statements and Supplementary Data", Note 20. ‘‘Commitments and Contingencies,’’ in the notes to our consolidated financial statements.

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)					Total
Contractual Cash Obligations
Time deposits (1)	$2,835,447	$208,981	$12,769	$—	$3,057,197
FHLB advances (1)	355,100	350,000	101,500	147	806,747
Senior debt (1)	—	—	95,000	—	95,000
Junior subordinated debentures (1)	—	—	—	61,857	61,857
Operating leases	4,597	6,093	2,447	1,661	14,798
Significant contract (2)	1,379	2,758	2,758	493	7,388
Total	$3,196,523	$567,832	$214,474	$64,158	$4,042,987

(1) Amounts exclude interest
(2) We have one significant, long-term contract for core processing services which expires May 9, 2026. The actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using our fourth quarter 2020 average monthly expense extrapolated over the remaining life of the contract.

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
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, unrestricted cash at third party banks, investments available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the FRB discount window, draws on established federal funds lines from unaffiliated commercial banks and the issuance of debt or equity securities. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary. Refer to Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "COVID-19" for additional discussion regarding liquidity.
Our total deposits at December 31, 2020 and 2019 were $5.3 billion and $5.2 billion, respectively. Based on the values of loans pledged as collateral, our $806.7 million of FHLB advances outstanding and our $62.6 million FHLB letter of credit outstanding, we had $900.0 million of additional borrowing capacity with the FHLB at December 31, 2020. Based on the values of loans pledged as collateral, we had $178.6 million of borrowing capacity with the FRB at December 31, 2020. There were no outstanding advances with the FRB at December 31, 2020. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at December 31, 2020, none of which was advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Cash balances at correspondent banks, including amounts at the FRB, totaled $178.9 million at December 31, 2020.
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
Capital Adequacy
We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of December 31, 2020 and 2019, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At December 31, 2020, the capital conservation buffer was 2.5%.
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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of December 31, 2020
Tier 1 Leverage Ratio	$665,514	9.45%	$281,564	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	603,657	15.75%	172,420	4.50%	$268,209	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	665,514	17.37%	229,893	6.00%	325,682	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	712,837	18.60%	306,524	8.00%	402,313	10.50%	N/A	N/A
As of December 31, 2019
Tier 1 Leverage Ratio	$671,580	9.47%	$283,631	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	609,723	15.46%	177,523	4.50%	$276,147	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	671,580	17.02%	236,697	6.00%	335,321	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	708,847	17.97%	315,596	8.00%	414,220	10.50%	N/A	N/A
Luther Burbank Savings
As of December 31, 2020
Tier 1 Leverage Ratio	$729,054	10.36%	$281,453	4.00%	N/A	N/A	$351,816	5.00%
Common Equity Tier 1 Risk-Based Ratio	729,054	19.04%	172,340	4.50%	$268,085	7.00%	248,936	6.50%
Tier 1 Risk-Based Capital Ratio	729,054	19.04%	229,787	6.00%	325,532	8.50%	306,383	8.00%
Total Risk-Based Capital Ratio	776,377	20.27%	306,383	8.00%	402,128	10.50%	382,979	10.00%
As of December 31, 2019
Tier 1 Leverage Ratio	$748,916	10.57%	$283,542	4.00%	N/A	N/A	$354,428	5.00%
Common Equity Tier 1 Risk-Based Ratio	748,916	18.99%	177,437	4.50%	$276,012	7.00%	256,297	6.50%
Tier 1 Risk-Based Capital Ratio	748,916	18.99%	236,582	6.00%	335,158	8.50%	315,443	8.00%
Total Risk-Based Capital Ratio	786,183	19.94%	315,443	8.00%	414,019	10.50%	394,303	10.00%
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
Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of -100 to +400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve.
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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at December 31, 2020. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
December 31, 2020
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(7.8)	(4.9)%
+300 BP	(4.1)	(2.6)%
+200 BP	(1.7)	(1.1)%
+100 BP	(0.6)	(0.4)%
-100 BP	(0.3)	(0.2)%
The NII at Risk reported at December 31, 2020 reflects that our earnings are in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. All NII stress tests measures were within our board established limits. During the year ended December 31, 2020, our NII at Risk decreased as compared to December 31, 2019 due to the decline in interest rates. Our NII at Risk model does not allow interest rates to decrease below zero, which caused the results of the 100 basis points downward shift in interest rates to be negative despite the liability sensitive position of our balance sheet.
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

Interest Rate Risk to Capital (EVE)
December 31, 2020
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(196.3)	(33.5)%
+300 BP	(134.6)	(23.0)%
+200 BP	(87.5)	(14.9)%
+100 BP	(47.4)	(8.1)%
-100 BP	44.1	7.5%
The EVE at Risk reported at December 31, 2020 reflects that our market value of capital is in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. All EVE stress tests measures were within our board established limits. During the year ended December 31, 2020, our EVE at Risk generally increased as compared to December 31, 2019 primarily due to the aging and reduction of the Bank's hedge positions at December 31, 2020, partially offset by the decline in interest rates and higher loan prepayments.
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
We typically utilize FHLB advances with or without embedded interest rate caps to hedge our liability sensitive interest rate risk position. Interest rate caps embedded in FHLB advances do not qualify as derivative contracts as the cost of these contracts is inseparable from the cost of the advances and, as such, is included in interest expense in our consolidated statements of income. In addition, during 2019, we entered into two, two-year interest rate swaps with a total notional amount of $1.0 billion to hedge the interest rate risk related to certain hybrid multifamily loans which are currently in their fixed rate period. The swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income for loans in our consolidated statements of income. During the year ended December 31, 2020, the Company recognized a reduction in interest income of $10.8 million in connection with the swaps, compared to an increase in interest income of $2.1 million during the year ended December 31, 2019.
The following table summarizes FHLB borrowings with embedded caps and the other derivative instruments utilized by us as interest rate risk hedge positions as of December 31, 2020:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
FHLB fixed rate advance	With embedded cap	2	100,000	—	—
Interest rate swap	Fair value hedge	6	500,000	—	3,536
Interest rate swap	Fair value hedge	8	500,000	—	3,722
			$1,100,000	$—	$7,258
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

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Luther Burbank Corporation (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2011.

Sacramento, California
March 11, 2021

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	December 31, 2020	December 31, 2019
ASSETS
Cash, cash equivalents and restricted cash	$178,861	$91,325
Available for sale debt securities, at fair value	593,734	625,074
Held to maturity debt securities, at amortized cost (fair value of $7,870 and $10,349 at December 31, 2020 and 2019, respectively)	7,467	10,170
Equity securities, at fair value	12,037	11,782
Loans receivable, net of allowance for loan losses of $46,214 and $36,001 at December 31, 2020 and 2019, respectively	6,003,602	6,194,976
Accrued interest receivable	18,795	20,814
Federal Home Loan Bank ("FHLB") stock, at cost	25,122	30,342
Premises and equipment, net	18,226	19,504
Goodwill	3,297	3,297
Prepaid expenses and other assets	44,963	38,544
Total assets	$6,906,104	$7,045,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,264,329	$5,234,717
FHLB advances	806,747	978,702
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $461 and $584 at December 31, 2020 and 2019, respectively)	94,539	94,416
Accrued interest payable	1,388	2,901
Other liabilities and accrued expenses	63,553	58,771
Total liabilities	6,292,413	6,431,364

Commitments and contingencies (Note 20)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, no par value; 100,000,000 shares authorized; 52,220,266 and 55,999,754 shares issued and outstanding at December 31, 2020 and 2019, respectively	414,120	447,784
Retained earnings	192,834	165,236
Accumulated other comprehensive income, net of taxes	6,737	1,444
Total stockholders' equity	613,691	614,464
Total liabilities and stockholders' equity	$6,906,104	$7,045,828

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019
Interest and fee income:
Loans	$230,996	$249,530
Investment securities	9,856	15,461
Cash, cash equivalents and restricted cash	538	2,151
Total interest and fee income	241,390	267,142
Interest expense:
Deposits	73,331	105,092
FHLB advances	21,761	24,896
Junior subordinated deferrable interest debentures	1,373	2,447
Senior debt	6,302	6,300
Total interest expense	102,767	138,735
Net interest income before provision for loan losses	138,623	128,407
Provision for loan losses	10,550	1,250
Net interest income after provision for loan losses	128,073	127,157
Noninterest income:
Gain on sale of loans	—	607
FHLB dividends	1,650	2,163
Other income	870	1,905
Total noninterest income	2,520	4,675
Noninterest expense:
Compensation and related benefits	43,100	37,228
Deposit insurance premium	1,905	545
Professional and regulatory fees	1,844	1,984
Occupancy	4,585	5,688
Depreciation and amortization	2,685	2,618
Data processing	3,911	3,738
Marketing	1,683	5,053
FHLB advance prepayment penalty	10,443	—
Other expenses	3,778	5,514
Total noninterest expense	73,934	62,368
Income before provision for income taxes	56,659	69,464
Provision for income taxes	16,747	20,603
Net income	$39,912	$48,861

Basic earnings per common share	$0.75	$0.87
Diluted earnings per common share	$0.75	$0.87
Dividends per common share	$0.23	$0.23

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2020	2019
Net income	$39,912	$48,861
Other comprehensive income:
Unrealized gain on available for sale debt securities:
Unrealized holding gain arising during the period	7,457	8,419
Tax effect	(2,164)	(2,439)
Net of tax	5,293	5,980
Unrealized gain on cash flow hedge:
Unrealized holding gain arising during the period	—	147
Tax effect	—	(43)
Net of tax	—	104
Total other comprehensive income	5,293	6,084
Comprehensive income	$45,205	$54,945

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive (Loss) Income (Net of Taxes)		Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities	Cash Flow Hedge
	Shares	Amount
Balance, December 31, 2018	56,379,066	$456,378	$129,806	$(4,935)	$(104)	$581,145
Cumulative effect of change in accounting principal (1)	—	—	(399)	399	—	—
Comprehensive income:
Net income	—	—	48,861	—	—	48,861
Other comprehensive income	—	—	—	5,980	104	6,084
Issuance of restricted stock awards	321,784	—	—	—	—	—
Settled restricted stock units	499,707	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(257,503)	(2,796)	—	—	—	(2,796)
Restricted stock forfeitures	(72,599)	(222)	18	—	—	(204)
Stock based compensation expense	—	3,215	—	—	—	3,215
Shares repurchased	(870,701)	(8,791)	—	—	—	(8,791)
Cash dividends ($0.23 per share)	—	—	(13,050)	—	—	(13,050)
Balance, December 31, 2019	55,999,754	447,784	165,236	1,444	—	614,464
Comprehensive income:
Net income	—	—	39,912	—	—	39,912
Other comprehensive income	—	—	—	5,293	—	5,293
Issuance of restricted stock awards	261,722	—	—	—	—	—
Settled restricted stock units	94,408	—	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(103,230)	(1,064)	—	—	—	(1,064)
Restricted stock forfeitures	(31,219)	(39)	9	—	—	(30)
Stock based compensation expense	—	3,574	—	—	—	3,574
Shares repurchased	(4,001,169)	(36,135)	—	—	—	(36,135)
Cash dividends ($0.23 per share)	—	—	(12,323)	—	—	(12,323)
Balance, December 31, 2020	52,220,266	$414,120	$192,834	$6,737	$—	$613,691

(1) Represents the impact of adopting Accounting Standards Update ("ASU") 2016-01. See Note 1 to the consolidated financial statements for further information.
See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$39,912	$48,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,685	2,618
Provision for loan losses	10,550	1,250
Amortization of deferred loan costs, net	16,237	14,556
Amortization of premiums on investment securities, net	3,288	1,582
Loss on disposition of leasehold improvements	—	1,120
Gain on sale of loans	—	(607)
Stock based compensation expense, net of forfeitures	3,535	2,993
(Benefit) provision for deferred income tax	(4,483)	1,059
Change in fair value of mortgage servicing rights	1,058	961
Change in fair value of equity securities	(255)	(344)
Other items, net	100	122
Effect of changes in:
Accrued interest receivable	2,019	(594)
Accrued interest payable	(1,513)	(1,406)
Prepaid expenses and other assets	(4,882)	(116)
Other liabilities and accrued expenses	(3,248)	5,712
Net cash provided by operating activities	65,003	77,767
Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of available for sale debt securities	232,480	88,454
Proceeds from maturities and paydowns of held to maturity debt securities	2,600	1,629
Purchases of available for sale debt securities	(196,870)	(99,102)
Proceeds from sales of available for sale debt securities	—	1,000
Net decrease (increase) in loans receivable	191,875	(172,725)
Proceeds from loans held for sale previously classified as portfolio loans	998	68,809
Purchase of loans	(20,507)	(10,052)
Redemption of FHLB stock, net	5,220	1,481
Purchase of premises and equipment	(1,407)	(2,261)
Net cash provided by (used in) investing activities	214,389	(122,767)
Cash flows from financing activities:
Net increase in deposits	29,612	233,677
Proceeds from long-term FHLB advances	136,500	375,100
Repayment of long-term FHLB advances	(306,955)	(375,030)
Net change in short-term FHLB advances	(1,500)	(164,500)
Shares withheld for taxes on vested restricted stock	(1,064)	(2,796)
Shares repurchased	(36,135)	(8,791)
Cash paid for dividends	(12,314)	(13,032)
Net cash (used in) provided by financing activities	(191,856)	44,628
Increase (decrease) in cash, cash equivalents and restricted cash	87,536	(372)
Cash, cash equivalents and restricted cash, beginning of period	91,325	91,697
Cash, cash equivalents and restricted cash, end of period	$178,861	$91,325
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$104,280	$140,141
Income taxes	$23,047	$18,032
Non-cash investing activity:
Loans transferred to held for sale	$838	$68,325

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
In December 2019, the Bank commenced conducting its business from its headquarters in Gardena, CA. Prior to that, the Bank conducted its business from offices in Manhattan Beach, CA. It has ten full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. Additionally, there are six loan production offices located throughout California, as well as one loan production office in Clackamas County, Oregon.
Basis of Presentation
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting standards and prevailing practices within the banking industry and include the accounts of the Company and its wholly-owned subsidiaries. The Company currently has two unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue junior subordinated deferrable interest debentures. See Note 10, “Junior Subordinated Deferrable Interest Debentures,” for additional information regarding these trusts. All intercompany accounts and transactions have been eliminated.
In preparing financial statements in conformity with generally accepted accounting principles ("GAAP"), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. The estimates utilized to determine the appropriate allowance for loan losses at December 31, 2020 may be materially different from actual results due to the COVID-19 pandemic. See Note 2 to the consolidated financial statements for additional information regarding the COVID-19 pandemic
Cash and Cash Equivalents
Cash and cash equivalents include cash and deposits with other financial institutions with maturities of less than three months. Net cash flows are reported for customer loan and deposit transactions, and interest-bearing deposits in other financial institutions.
Restricted Cash Balances
Federal Reserve Bank regulations required the Company to maintain reserve balances on deposit with the Federal Reserve Bank prior to 2020. There were no reserves required at the Federal Reserve Bank at December 31, 2020. At December 31, 2019, $19.1 million in reserves were required.
Additionally, the Company includes cash collateral in connection with interest rate swaps in restricted cash within the consolidated statements of financial condition. As of December 31, 2020 and 2019, the Company posted $8.9 million and $2.8 million, respectively, in cash collateral in connection with its interest rate swaps.
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
Interest income includes amortization/accretion of purchase premiums/discounts. Premiums and discounts are amortized, or accreted, over the life of the related investment security, or the earliest call date with respect to premiums on callable securities, as an adjustment to interest income using a method that approximates the interest method. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
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
Concentration of Credit Risk
The majority of our customers are individuals and businesses located and doing business in the state of California, with approximately half our customers located in Los Angeles and Orange counties. The Company's exposure to credit risk is significantly affected by changes in the economy of California, and specifically, Los Angeles and Orange Counties.
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
Federal Home Loan Bank Stock
As a member of the FHLB, the Bank is required to own capital stock in an amount specified by the level of FHLB borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as noninterest income on an accrual basis. At December 31, 2020 and 2019, the Bank owned 251,217 and 303,422 shares of $100 par value FHLB stock, respectively.
Goodwill
Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill determined to have an indefinite useful life is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized in the amount of the excess and the carrying value of the goodwill is reduced accordingly. Goodwill is the only intangible asset with an indefinite life on the balance sheet. Based on an evaluation performed as of December 31, 2020 and 2019, management determined that the implied fair value of goodwill exceeded its carrying value and no impairments were recognized.
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
The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2020 and 2019, the Company recognized no interest and penalties.
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
Earnings Per Share ("EPS")
Basic earnings per common share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Basic EPS is computed based upon net income divided by the weighted average number of common shares outstanding during the year. In determining the weighted average number of shares outstanding, vested restricted stock units are included. Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding including common stock that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during each reporting period. Diluted EPS is computed based upon net income divided by the weighted average number of common shares outstanding during each period, adjusted for the effect of dilutive potential common shares, such as unvested restricted stock awards and units, calculated using the treasury stock method.

(Dollars in thousands, except per share amounts)	Years Ended December 31,
	2020	2019
Net income	$39,912	$48,861

Weighted average basic common shares outstanding	53,000,150	55,974,230
Add: Dilutive effects of assumed vesting of restricted stock	146,148	245,662
Weighted average diluted common shares outstanding	53,146,298	56,219,892

Income per common share:
Basic EPS	$0.75	$0.87
Diluted EPS	$0.75	$0.87
Anti-dilutive shares not included in calculation of diluted earnings per share	10,242	7,850

Related Party Transactions
In the normal course of business, the Company may accept deposits from officers, directors and other related parties. As of December 31, 2020 and 2019, there were $15.2 million and $18.5 million, respectively, of such deposits. The Company does not permit loans to officers, directors or other related parties, with the exception of overdraft protection in limited circumstances. As of December 31, 2020 and 2019, there were no such overdraft loans outstanding.
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
Qualified Affordable Housing Project Investments
During the year ended December 31, 2020, the Company invested in a qualified affordable housing project that is expected to provide federal and California state tax credits in the future. This investment is accounted for using the proportional amortization method. The Company committed to invest $4.8 million, of which $1.7 million has been funded at December 31, 2020, and was included in prepaid expenses and other assets in the consolidated statements of financial condition. The total unfunded commitment related to the investment totaled $3.1 million at December 31, 2020 and was included in other liabilities and accrued expenses in the consolidated statements of financial condition. Unfunded commitments are expected to be paid by the Company no later than 2023. During the year ended December 31, 2020, the Company recognized amortization expense of $33 thousand and tax benefits related to the investment of $44 thousand. Amortization expense and tax benefits are included in the provision for income taxes in the consolidated statements of income.
Adoption of New Financial Accounting Standards
FASB ASU 2016-02
In February 2016, the FASB amended existing guidance that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. These amendments are effective for Public Business Entities ("PBEs") for annual periods and interim periods within those annual periods beginning after December 15, 2018. As an emerging growth company, the Company expects to adopt this guidance on December 31, 2022 assuming the Company remains an emerging growth company through such date. Upon adoption of this guidance, the Company will recognize a liability for its obligations under its operating leases and a corresponding right-of-use asset for its right to use leased properties over the lease term. The Company has analyzed its population of operating leases subject to this guidance and the adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.
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
FASB ASU 2017-08
In March 2017, the FASB issued guidance related to Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments in this update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for PBEs for annual periods beginning after December 15, 2018, and interim periods thereafter. As an emerging growth company, the Company adopted this guidance during the year ended December 31, 2020 and there was no material effect on the Company’s operating results or financial condition.
FASB ASU 2018-13
In August 2018, the FASB issued guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average terms used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance also modifies certain disclosure requirements for nonpublic entities to make them less burdensome. ASU 2018-13 was effective for the Company as of January 1, 2020 and did not have a material impact on the Company’s operating results or financial condition.
FASB ASU 2019-12
In December 2019, FASB issued guidance that removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 and clarifies and amends existing guidance to provide for more consistent application. ASU 2019-12 will become effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2022. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.
FASB ASU 2020-04
In March 2020, the FASB issued guidance to ease the potential burden in accounting for reference rate reform. The amendments in this ASU are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The guidance permits companies to:
–Simplify accounting analyses for contract modifications.
–Allow hedging relationships to continue without de-designation if there are qualifying changes in the critical terms of an existing hedging relationship due to reference rate reform.
–Allow a change in the systematic and rational method used to recognize in earnings the components excluded from the assessment of hedge effectiveness.
–Allow a change in the designated benchmark interest rate to a different eligible benchmark interest rate in a fair value hedging relationship.
–Allow for the shortcut method for a fair value hedging relationship to continue for the remainder of the hedging relationship.
–Simplify the assessment of hedge ineffectiveness and provide temporary optional expedients for cash flow hedging relationships affected by reference rate reform.
–Allow a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and were classified as held to maturity before January 1, 2020.
These amendments are effective for all entities from the beginning of an interim period that includes the issuance date of this ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.
2.     COVID-19
In late March 2020, the Company implemented a loan modification program that permits borrowers who have been financially impacted by the COVID-19 pandemic, and are unable to service their loans, to defer loan payments for a specified period of time. As of December 31, 2020, the Company had modified 254 current outstanding loans with an aggregate principal balance of $376.0 million, representing 6.3% of the Company's loan portfolio. Since implementing the modification program, over 99% of these loans, with an aggregate outstanding loan balance of $372.4 million as of December 31, 2020, have returned to routine monthly payments following their respective forbearance period. In addition, for approximately 0.2% of these loans, with an aggregate outstanding loan balance of $770 thousand, the borrower has indicated they intend to return to monthly payments following their respective forbearance period. Excluded from the modified loan amounts above, are loans totaling $43.1 million that have paid off subsequent to modification as of December 31, 2020. Modified loans under this program were initially downgraded to a Watch risk rating at the time of their respective modifications. During the quarter ended December 31, 2020, loan grades were adjusted, as necessary, in connection with the Company's proactive reassessment of loans impacted by the pandemic. During the year ended December 31, 2020, the Company recorded loan loss reserves totaling $12.4 million in connection with the probable credit impact from the pandemic. See Note 4 for further discussion regarding loan risk ratings and the Company's allowance for loan losses.
In conjunction with the passage of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), as well as the revised interagency guidance issued in April 2020, "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)", banks have been provided the option, for loans meeting specific criteria, to temporarily suspend certain requirements under GAAP related to Troubled Debt Restructurings ("TDRs") for a limited time to account for the effects of COVID-19. As a result, the Company is not recognizing eligible COVID-19 loan modifications as TDRs. Additionally, loans qualifying for these modifications are not required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification. Through the date of this filing, the Company has not experienced any loan charge-offs caused by the economic impact from COVID-19. Management has evaluated events related to COVID-19 that have occurred subsequent to December 31, 2020 and has concluded there are no matters that would require recognition in the accompanying consolidated financial statements.

3.     INVESTMENT SECURITIES
Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2020:
Government and Government Sponsored Entities:
Residential mortgage backed securities ('MBS") and collateralized mortgage obligations ("CMOs")	$213,279	$3,459	$(14)	$216,724
Commercial MBS and CMOs	355,963	6,337	(312)	361,988
Agency bonds	14,998	69	(45)	15,022
Total available for sale debt securities	$584,240	$9,865	$(371)	$593,734

At December 31, 2019:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$145,333	$340	$(481)	$145,192
Commercial MBS and CMOs	353,727	3,267	(825)	356,169
Agency bonds	123,977	59	(323)	123,713
Total available for sale debt securities	$623,037	$3,666	$(1,629)	$625,074
Net unrealized gains on available for sale investment securities are recorded as accumulated other comprehensive income within stockholders’ equity and totaled $6.7 million and $1.4 million, net of $2.8 million and $593 thousand in tax liabilities at December 31, 2020 and 2019, respectively. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities for the year ended December 31, 2020. During the year ended December 31, 2019, the Company sold its U.S. Treasury security at its amortized cost.
The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Residential MBS and CMOs	$14,193	$(12)	$4,248	$(2)	$18,441	$(14)
Commercial MBS and CMOs	33,986	(37)	37,194	(275)	71,180	(312)
Agency bonds	3,331	(8)	8,667	(37)	11,998	(45)
Total available for sale debt securities	$51,510	$(57)	$50,109	$(314)	$101,619	$(371)
At December 31, 2020, the Company held 86 residential MBS and CMOs of which 11 were in a loss position and six had been in a loss position for twelve months or more. The Company held 46 commercial MBS and CMOs of which ten were in a loss position and six had been in a loss position for twelve months or more. The Company held three agency bonds of which two were in a loss position and one had been in a loss position for twelve months or more.

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
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2020 and 2019.
As of December 31, 2020 and 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.
Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of December 31, 2020:
Government Sponsored Entities:
Residential MBS	$7,391	$403	$—	$7,794
Other investments	76	—	—	76
Total held to maturity investment securities	$7,467	$403	$—	$7,870
As of December 31, 2019:
Government Sponsored Entities:
Residential MBS	$10,087	$205	$(26)	$10,266
Other investments	83	—	—	83
Total held to maturity investment securities	$10,170	$205	$(26)	$10,349
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
At December 31, 2020, the Company had seven held to maturity residential MBS of which none were in a loss position. At December 31, 2019, the Company held seven held to maturity residential MBS of which two were in a loss position and had been in a loss position for twelve months or more.
The unrecognized losses on the Company’s held to maturity investments at December 31, 2019 were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019.
The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of December 31, 2020:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
Less than one year	$—	$—
One to five years	—	—
Five to ten years	11,998	11,953
Beyond ten years	3,000	3,069
MBS and CMOs	569,242	578,712
Total available for sale debt securities	$584,240	$593,734
Held to maturity investments securities
Beyond ten years	$76	$76
MBS	7,391	7,794
Total held to maturity debt securities	$7,467	$7,870
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities and collateralized mortgage obligations are not included in the maturity categories above and instead are shown separately. No securities were pledged as of December 31, 2020 and 2019.
Equity Securities
Equity securities consist of investments in the CRA Qualified Investment Fund. At December 31, 2020 and 2019, the fair value of equity securities totaled $12.0 million and $11.8 million, respectively. Prior to January 1, 2019, equity securities were included with available for sale investment securities and stated at fair value with unrealized gains and losses reported in other comprehensive income. In conjunction with the adoption of ASU 2016-01, as of January 1, 2019, $399 thousand of unrealized losses on equity securities were reclassified from other comprehensive income to retained earnings. Subsequent changes in fair value are recognized in other noninterest income and totaled $255 thousand and $344 thousand during the years ended December 31, 2020 and 2019, respectively. There were no sales of equity securities during the years ended December 31, 2020 and 2019.

4.     LOANS
Loans consist of the following:

	December 31,
(Dollars in thousands)	2020	2019
Permanent mortgages on:
Multifamily residential	$4,100,831	$3,985,981
Single family residential	1,723,953	2,021,320
Commercial real estate	202,871	203,134
Construction and land loans	22,061	20,442
Non-Mortgage (‘‘NM’’) loans	100	100
Total	6,049,816	6,230,977
Allowance for loan losses	(46,214)	(36,001)
Loans held for investment, net	$6,003,602	$6,194,976

Certain loans have been pledged to secure borrowing arrangements (see Note 9).

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment and by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
For the Year Ended December 31, 2020:
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$23,372	$10,076	$2,341	$212	$36,001
Provision for (reversal of) loan losses	9,887	(67)	1,006	(276)	10,550
Charge-offs	—	(722)	—	—	(722)
Recoveries	—	85	—	300	385
Ending balance allocated to portfolio segments	$33,259	$9,372	$3,347	$236	$46,214

Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	33,259	9,347	3,347	236	46,189
Ending balance	$33,259	$9,372	$3,347	$236	$46,214

Loans:
Ending balance: individually evaluated for impairment	$522	$7,051	$—	$—	$7,573
Ending balance: collectively evaluated for impairment	4,100,309	1,716,902	202,871	22,161	6,042,243
Ending balance	$4,100,831	$1,723,953	$202,871	$22,161	$6,049,816

For the Year Ended December 31, 2019:
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$21,326	$10,125	$2,441	$422	$34,314
Provision for (reversal of) loan losses	2,046	(61)	(100)	(635)	1,250
Charge-offs	—	—	—	—	—
Recoveries	—	12	—	425	437
Ending balance allocated to portfolio segments	$23,372	$10,076	$2,341	$212	$36,001

Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$815	$—	$—	$815
Loans collectively evaluated for impairment	23,372	9,261	2,341	212	35,186
Ending balance	$23,372	$10,076	$2,341	$212	$36,001

Loans:
Ending balance: individually evaluated for impairment	$541	$7,097	$—	$—	$7,638
Ending balance: collectively evaluated for impairment	3,985,440	2,014,223	203,134	20,542	6,223,339
Ending balance	$3,985,981	$2,021,320	$203,134	$20,542	$6,230,977
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

The following table summarizes the loan portfolio allocated by management’s internal risk ratings at December 31, 2020 and 2019. The increase in Watch risk rated loans during the year ended December 31, 2020 was attributable to the Company's loan modification program in connection with the COVID-19 pandemic. Watch risk rated loans modified as a result of COVID-19 may remain in the Watch category longer than the typical 90 to 120 day period due to the unusual nature of the loan accommodations provided during the pandemic. See Note 2 for further discussion regarding COVID-19.

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of December 31, 2020:
Grade:
Pass	$3,883,597	$1,624,331	$162,615	$22,161	$5,692,704
Watch	177,483	85,943	36,657	—	300,083
Special mention	19,547	7,132	3,599	—	30,278
Substandard	20,204	6,547	—	—	26,751
Doubtful	—	—	—	—	—
Total	$4,100,831	$1,723,953	$202,871	$22,161	$6,049,816
As of December 31, 2019:
Grade:
Pass	$3,917,264	$1,980,845	$200,371	$20,542	$6,119,022
Watch	47,309	16,432	2,763	—	66,504
Special mention	19,708	13,635	—	—	33,343
Substandard	1,700	8,808	—	—	10,508
Doubtful	—	1,600	—	—	1,600
Total	$3,985,981	$2,021,320	$203,134	$20,542	$6,230,977
The following table summarizes an aging analysis of the loan portfolio by the time past due at December 31, 2020 and 2019:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of December 31, 2020:
Loans:
Multifamily residential	$1,820	$—	$—	$522	$4,098,489	$4,100,831
Single family residential	338	—	—	5,791	1,717,824	1,723,953
Commercial real estate	2,683	—	—	—	200,188	202,871
Land, construction and NM	—	—	—	—	22,161	22,161
Total	$4,841	$—	$—	$6,313	$6,038,662	$6,049,816
As of December 31, 2019:
Loans:
Multifamily residential	$1,411	$—	$—	$541	$3,984,029	$3,985,981
Single family residential	4,037	690	—	5,792	2,010,801	2,021,320
Commercial real estate	—	—	—	—	203,134	203,134
Land, construction and NM	—	—	—	—	20,542	20,542
Total	$5,448	$690	$—	$6,333	$6,218,506	$6,230,977

The following table summarizes information related to impaired loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income	Cash Basis Interest
As of or for the year ended December 31, 2020:
With no related allowance recorded:
Multifamily residential	$522	$599	$—	$532	$36	$36
Single family residential	6,174	6,500	—	5,215	104	86
Commercial real estate	—	—	—	—	—	—
Land, construction and NM	—	—	—	—	—	—
	6,696	7,099	—	5,747	140	122
With an allowance recorded:
Multifamily residential	—	—	—	—	—	—
Single family residential	877	874	25	1,263	39	—
Commercial real estate	—	—	—	—	—	—
Land, construction and NM	—	—	—	—	—	—
	877	874	25	1,263	39	—
Total:
Multifamily residential	522	599	—	532	36	36
Single family residential	7,051	7,374	25	6,478	143	86
Commercial real estate	—	—	—	—	—	—
Land, construction and NM	—	—	—	—	—	—
	$7,573	$7,973	$25	$7,010	$179	$122
As of or for the year ended December 31, 2019:
With no related allowance recorded:
Multifamily residential	$541	$618	$—	$3,078	$30	$30
Single family residential	4,588	4,915	—	5,713	186	72
Commercial real estate	—	—	—	—	—	—
Land, construction and NM	—	—	—	—	—	—
	5,129	5,533	—	8,791	216	102
With an allowance recorded:
Multifamily residential	—	—	—	—	—	—
Single family residential	2,509	2,484	815	1,214	48	—
Commercial real estate	—	—	—	—	—	—
Land, construction and NM	—	—	—	—	—	—
	2,509	2,484	815	1,214	48	—
Total:
Multifamily residential	541	618	—	3,078	30	30
Single family residential	7,097	7,399	815	6,927	234	72
Commercial real estate	—	—	—	—	—	—
Land, construction and NM	—	—	—	—	—	—
	$7,638	$8,017	$815	$10,005	$264	$102
The following table summarizes the recorded investment related to TDRs at December 31, 2020 and 2019:

	December 31,
(Dollars in thousands)	2020	2019
Troubled debt restructurings:
Single family residential	$3,967	$1,305

The Company has allocated $25 thousand of its allowance for loan losses for loans modified in TDRs at both December 31, 2020 and 2019. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs.
During the year ended December 31, 2020, the Company modified the terms of two loans that qualified as TDRs. The following table provides a detail of these modifications:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family residential	2	$2,672	$2,672
Terms of the two modifications above included forbearance of loan payments for six months with eligibility for an extension of the loan term, should previously existing past due amounts be paid in full. Prior to modification, both loans were classified as non-accrual and impaired. The TDRs above resulted in no increase to the allowance for loan losses and no charge-offs, primarily due to collateral support provided by the secondary source of repayment. There were no new TDRs during the year ended December 31, 2019.
The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the years ended December 31, 2020 and 2019. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
5.     NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus REO. The Company’s nonperforming assets at December 31, 2020 and 2019 are indicated below:

	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans:
Multifamily residential	$522	$541
Single family residential	5,791	5,792
Total non-accrual loans	6,313	6,333
Real estate owned	—	—
Total nonperforming assets	$6,313	$6,333
Contractual interest not accrued during the year	$169	$200
Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of a non-accrual loan is deemed to be fully collectible. If there’s doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on non-accrual loans during the years ended December 31, 2020 and 2019 totaling $122 thousand and $102 thousand, respectively. Contractual interest not recorded on nonperforming loans during the years ended December 31, 2020 and 2019 totaled $169 thousand and $200 thousand, respectively.
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

	December 31,
(Dollars in thousands)	2020	2019
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$216,431	$379,339
Other financial institutions	103,325	134,140
Total mortgage loans serviced for others	$319,756	$513,479
Custodial account balances maintained in connection with serviced loans totaled $10.9 million and $8.0 million at December 31, 2020 and 2019, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Beginning balance	$2,657	$3,463
Additions	—	155
Disposals	—	—
Change in fair value due to changes in assumptions	—	—
Other changes in fair value	(1,058)	(961)
Ending balance	$1,599	$2,657
Fair value as of December 31, 2020 was determined using a discount rate of 10%, prepayment speeds ranging from 7.4% to 55.8%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2020 was 28.9%. Fair value as of December 31, 2019 was determined using a discount rate of 10%, prepayment speeds ranging from 6.0% to 58.7%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2019 was 22.8%.
7.     PREMISES AND EQUIPMENT
Premises and equipment consist of the following:

	December 31,
(Dollars in thousands)	2020	2019
Leasehold improvements	$14,994	$14,515
Furniture and equipment	11,537	11,751
Building	6,174	6,174
Land	2,429	2,429
Total	35,134	34,869
Less: accumulated depreciation	(16,908)	(15,365)
Premises and equipment, net	$18,226	$19,504
Depreciation and amortization expense for the years ended December 31, 2020 and 2019 totaled $2.7 million and $2.6 million, respectively.

8.     DEPOSITS
A summary of deposits at December 31, 2020 and 2019 is as follows:

	December 31,
(Dollars in thousands)	2020	2019
Time deposits	$3,057,197	$3,526,688
Money market savings	1,678,942	1,330,585
Interest-bearing demand	341,895	222,509
Money market checking	92,956	111,338
Noninterest-bearing demand	93,339	43,597
Total	$5,264,329	$5,234,717
The Company had time deposits with a denomination of $100 thousand or more totaling $2.6 billion at both December 31, 2020 and 2019.
The Company had time deposits that met or exceeded the FDIC Insurance limit of $250 thousand of $1.4 billion at both December 31, 2020 and 2019.
The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $50.0 million and $416.0 million at December 31, 2020 and 2019, respectively. The decrease in brokered deposits during the year ended December 31, 2020 was due to the decision by the Company to reduce excess liquidity in the form of low yielding cash and cash equivalents.
Maturities of the Company’s time deposits at December 31, 2020 are summarized as follows (dollars in thousands):

Year Ending December 31,
2021	$2,835,446
2022	200,761
2023	8,219
2024	5,480
2025	7,291
Thereafter	—
$3,057,197
9.     FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of December 31, 2020 and 2019, the Bank had pledged various mortgage loans totaling approximately $2.4 billion and $2.2 billion, respectively, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $467.8 million and $447.4 million as of December 31, 2020 and 2019, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of December 31, 2020 and 2019.

The following table discloses the Bank’s outstanding advances from the FHLB:

			As of December 31, 2020
	Outstanding Balances		Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate
(Dollars in thousands)	December 31, 2020	December 31, 2019				Maturity Dates
Fixed rate short-term	$—	$1,500	—%	—%	—%	N/A
Fixed rate long-term	806,747	977,202	0.00%	7.33%	2.07%	February 2021 to March 2030
	$806,747	$978,702
Fixed rate long-term FHLB advances declined by $170.5 million at December 31, 2020 compared to December 31, 2019 primarily related to the prepayment of $150.0 million of long-term FHLB advances in December 2020, which incurred a $10.4 million prepayment penalty. The prepayments were a strategic decision to utilize low yielding excess liquidity to remove high cost borrowings to benefit the Company's net interest margin in future quarters.
The Bank's available borrowing capacity based on pledged loans to the FRB and the FHLB totaled $1.1 billion at both December 31, 2020 and 2019. As of December 31, 2020 and 2019, the Bank pledged as collateral a $62.6 million FHLB letter of credit to Freddie Mac related to our multifamily securitization reimbursement obligation. As of December 31, 2020 and 2019, the Bank had aggregate loan balances of $1.8 billion and $2.4 billion, respectively, available to pledge to the FRB and FHLB to increase its borrowing capacity.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the years ended December 31, 2020 and 2019, there was a maximum amount of short-term borrowings outstanding of $77.8 million and $209.8 million, respectively, and an average amount outstanding of $6.7 million and $51.8 million, respectively, with a weighted average interest rate of 1.43% and 2.52%, respectively.
The following table summarizes principal payments on FHLB advances over the next five years as of December 31, 2020 (dollars in thousands):

Year Ending December 31,
2021	$355,100
2022	100,000
2023	250,000
2024	—
2025	101,500
Thereafter	147
Total	$806,747
10.     JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
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
The following table is a summary of the outstanding Trust Securities and Notes at December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020		December 31, 2019		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
Luther Burbank Statutory Trust I	$41,238	1.60%	$41,238	3.27%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	1.84%	$20,619	3.51%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
11.     SENIOR DEBT
In September 2014, the Company issued $95.0 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$461	$95,000	$584	9/30/2024	6.50%
12.     INCOME TAXES
The provision for income taxes for the years ended December 31, 2020 and 2019 consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Federal:
Current	$13,686	$12,581
Deferred	(2,834)	625
Total federal tax provision	10,852	13,206
State:
Current	7,544	6,963
Deferred	(1,649)	434
Total state tax provision	5,895	7,397
Total income tax provision	$16,747	$20,603

The provision for income taxes for the years ended December 31, 2020 and 2019 differs from the statutory federal rate of 21% due to the following:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Statutory U.S. federal income tax	$11,898	$14,587
Increase resulting from:
State taxes, net of federal benefit	4,658	5,868
Other	191	148
Provision for income taxes	$16,747	$20,603

Deferred tax assets (liabilities) included in other assets in the accompanying consolidated statements of financial condition consist of the following:

	December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$13,740	$10,843
Deferred compensation	7,831	7,201
State tax deduction	1,578	1,389
Other	643	772
Total deferred tax assets	23,792	20,205
Deferred tax liabilities:
Loan fee income	(10,802)	(11,061)
Unrealized gain on securities	(2,757)	(593)
Federal Home Loan Bank stock dividend income deferred for tax purposes	(1,087)	(1,316)
Section 481(a) adjustment related to conversion from cash basis to accrual basis taxpayer in December 2017	—	(604)
Federal depreciation	(853)	(605)
Other	(419)	(471)
Total deferred tax liabilities	(15,918)	(14,650)
Net deferred tax assets	$7,874	$5,555
In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all benefits related to these deductible differences as of December 31, 2020 and 2019.
There were no unrecognized tax benefits for the years ended December 31, 2020 and 2019.
Until July 1, 1996, the Bank was allowed a special bad debt deduction based on a percentage of federal taxable income or on specified experience formulas in arriving at federal taxable income. For reserves established in taxable years beginning prior to December 31, 1987, a deferred tax liability was not required to be accrued but has been included as a restriction on retained earnings because such amounts may require the recognition of a tax liability if, in the future, (1) the Bank’s retained earnings represented by these reserves is used for purposes other than to absorb losses from bad debts, including dividends or distributions in liquidation or (2) there is a change in the federal tax law. The cumulative amount of these untaxed reserves was approximately $3.1 million at both December 31, 2020 and 2019. Retained earnings at December 31, 2020 included approximately $930 thousand representing the tax effect of such cumulative bad debt deductions for which no deferred income taxes have been provided. In the event that these reserves are subject to realization, the tax on these reserves will be assessed and paid at the entity level. Management has determined that this portion of retained earnings will not be used in a manner that will create an income tax liability.
The Company is subject to U.S. federal income tax as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2016 for California tax filings and 2017 for federal and most other state tax filings.
13.     REGULATORY MATTERS
The Company is a registered bank holding company and is subject to regulation, examination, and supervision by the FRB. The Bank is subject to regulation, examination, and supervision by the FDIC and the California Department of Financial Protection and Innovation ("DFPI").
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
As of December 31, 2020 and 2019, the Company and the Bank met all capital adequacy requirements to which they are subject. Also, as of December 31, 2020 and 2019, the Bank satisfied all criteria necessary to be categorized as “well-capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since December 31, 2020 that management believes have changed its “well-capitalized” categorization.

The Company’s and Bank’s actual capital amounts and ratios are presented as follows:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of December 31, 2020
Tier 1 Leverage Ratio	$665,514	9.45%	$281,564	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	603,657	15.75%	172,420	4.50%	$268,209	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	665,514	17.37%	229,893	6.00%	325,682	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	712,837	18.60%	306,524	8.00%	402,313	10.50%	N/A	N/A
As of December 31, 2019
Tier 1 Leverage Ratio	$671,580	9.47%	$283,631	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	609,723	15.46%	177,523	4.50%	$276,147	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	671,580	17.02%	236,697	6.00%	335,321	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	708,847	17.97%	315,596	8.00%	414,220	10.50%	N/A	N/A
Luther Burbank Savings
As of December 31, 2020
Tier 1 Leverage Ratio	$729,054	10.36%	$281,453	4.00%	N/A	N/A	$351,816	5.00%
Common Equity Tier 1 Risk-Based Ratio	729,054	19.04%	172,340	4.50%	$268,085	7.00%	248,936	6.50%
Tier 1 Risk-Based Capital Ratio	729,054	19.04%	229,787	6.00%	325,532	8.50%	306,383	8.00%
Total Risk-Based Capital Ratio	776,377	20.27%	306,383	8.00%	402,128	10.50%	382,979	10.00%
As of December 31, 2019
Tier 1 Leverage Ratio	$748,916	10.57%	$283,542	4.00%	N/A	N/A	$354,428	5.00%
Common Equity Tier 1 Risk-Based Ratio	748,916	18.99%	177,437	4.50%	$276,012	7.00%	256,297	6.50%
Tier 1 Risk-Based Capital Ratio	748,916	18.99%	236,582	6.00%	335,158	8.50%	315,443	8.00%
Total Risk-Based Capital Ratio	786,183	19.94%	315,443	8.00%	414,019	10.50%	394,303	10.00%
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
The Company has paid cash dividends of $12.3 million and $13.0 million during the years ended December 31, 2020 and 2019. Payment of stock or cash dividends in the future will depend upon the Company's earnings and financial condition, and other factors deemed relevant by the Company’s Board of Directors, as well as the Company’s legal ability to pay dividends. Accordingly, no assurance can be given that any dividends will be declared in the future.
14.     DERIVATIVES AND HEDGING ACTIVITIES
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
For the year ended December 31, 2020, the floating rate amounts recognized related to the net settlement of the interest rate swaps was less than the fixed rate amounts recognized. As such, interest income on loans due to these swaps decreased by $10.8 million for the year ended December 31, 2020, compared to an increase in interest income on loans of $2.1 million for the year ended December 31, 2019.
The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of income for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Derivative - interest rate swaps:
Interest income	$(10,830)	$2,047
Hedged items - loans:
Interest income	25	5
Net (decrease) increase in interest income	$(10,805)	$2,052
The following table presents the fair value of the Company’s interest rate swaps, as well as its classification on the consolidated statements of financial condition as of December 31, 2020 and 2019:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
As of December 31, 2020:
Interest Rate Swaps	$1,000,000	Prepaid Expenses and Other Assets	$—	Other Liabilities and Accrued Expenses	$7,258
As of December 31, 2019:
Interest Rate Swaps	$1,000,000	Prepaid Expenses and Other Assets	$1,156	Other Liabilities and Accrued Expenses	$746

As of December 31, 2020 and 2019, the following amounts were recorded in the consolidated statements of financial condition related to cumulative basis adjustments for its fair value hedges.

Line Item in the Consolidated Statement of Financial Condition in Which the Hedged Items are Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
As of December 31, 2020:
Loans receivable, net (1)	$1,007,288	$7,288
As of December 31, 2019:
Loans receivable, net (1)	$999,595	$(405)
(1) These amounts include the amortized cost basis of closed portfolio loans used to designate hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2020 and 2019, the amortized cost basis of the closed portfolio loans used in these hedging relationships were $2.0 billion and $2.5 billion, respectively; the cumulative basis adjustments associated with these hedging relationships were $7.3 million and $(405) thousand, respectively, and the amount of the designated hedged items were $1.0 billion and $1.0 billion, respectively.
As of December 31, 2020 and 2019, the Company posted $8.9 million and $2.8 million, respectively, in cash collateral in connection with its interest rate swaps. Cash collateral is included in restricted cash within the consolidated statements of financial condition.
15.     EMPLOYEE BENEFIT PLANS
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
The accrued obligation of $16.2 million and $14.4 million as of December 31, 2020 and 2019, respectively, is included in other liabilities and accrued expenses in the accompanying consolidated statements of financial condition. The Company recognized compensation expense of $2.9 million and $792 thousand related to these agreements for the years ended December 31, 2020 and 2019, respectively.
The Company has purchased insurance on the lives of the participants to help offset the cost of the benefits accrued under these agreements and provide death benefits to fund obligations in the event an employee dies prior to retirement. The cash surrender value of such policies was $18.1 million and $18.0 million at December 31, 2020 and 2019, respectively, and is reflected in prepaid expenses and other assets in the accompanying consolidated statements of financial condition. Earnings on these life insurance policies were $123 thousand and $164 thousand for the years ended December 31, 2020 and 2019, respectively.
401(k) Plan
The Company maintains a 401(k) Savings Plan for substantially all employees age 18 or older who have completed at least six months of service. Employees may contribute up to the maximum statutory allowable contribution which was $19,500 and $19,000 for 2020 and 2019, respectively. The Company matches 100% of employee salary contribution deferrals up to 3% of pay, plus 50% of employee salary contribution deferrals from 3% to 5% of pay. Company contributions for both years ended December 31, 2020 and 2019 were $1.0 million.
Other Awards
In connection with a stock appreciation rights plan that was terminated on December 31, 2010, the Company had a liability for undistributed participant awards at December 31, 2019. All awards were paid as of December 31, 2020. The awards earned interest at the Company’s 12-month jumbo certificate of deposit account rate until distributed. The interest rate adjusted monthly and equaled 1.00% at December 31, 2019. At December 31, 2019, the liability for undistributed amounts totaled approximately $588 thousand and was included in other liabilities and accrued expenses in the consolidated statements of financial condition. Interest expense recorded on deferred cash payments for the years ended December 31, 2020 and 2019 totaled $2 thousand and $8 thousand, respectively.
Phantom Stock Plan
On January 1, 2011, the Company established the Luther Burbank Corporation Phantom Stock Plan ("Plan") under which the Company awards phantom stock ("PS") to certain key executives and nonemployee directors. Each PS award entitles the holder to receive an amount in cash equal to the future value of each award. As defined in the Plan, the award value for unvested employee and nonemployee director awards is equal to the book value of the Company plus discretionary dividends of the Company paid since December 31, 2010, divided by the total number of common shares outstanding. Once fully vested, awards that were deferred earn interest at the Company’s 12-month jumbo certificate of deposit account rate until distributed. The interest rate may adjust monthly and equaled 0.25% and 1.00% at

December 31, 2020 and 2019, respectively.
Awards issued prior to January 1, 2014 vest over a period established by the Board of Directors, which is set at 80% at the end of four years of service and 100% at the end of five years of service. Beginning January 1, 2014, awards issued to Directors of the Company vest 100% after one year while management awards continue to vest at 80% at the end of four years of service and 100% at the end of five years of service. Each award will be settled on the five-year anniversary of the award date or at such later date that may have been elected by the participant.
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
On December 7, 2017, in connection with the Company’s initial public offering ("IPO"), all unvested phantom stock awards held by employees and all vested and unvested phantom stock awards held by nonemployee directors were converted to restricted stock units on a per share basis. This conversion was accounted for as a modification of share based compensation wherein compensation was changed from a liability based plan to an equity based plan. In conjunction with this modification, the Company transferred $6.4 million of its existing PS liability to common stock.
At December 31, 2020 and 2019, the PS share-based liability totaled approximately $528 thousand and $776 thousand, respectively, and is included in other liabilities and accrued expenses in the consolidated statements of financial condition. Share-based compensation expense recognized for the years ended December 31, 2020 and 2019 totaled approximately $4 thousand and $15 thousand, respectively.
The following table shows phantom stock award activity and the balance of share equivalents outstanding as of the periods indicated:

	Years Ended December 31,
	2020	2019
Beginning balance – awards outstanding	70,208	215,362
Share equivalents exercised	(23,379)	(145,154)
Ending balance – awards outstanding	46,829	70,208

At December 31, 2020 and 2019, 46,829 and 70,208 share equivalents issued and outstanding under the PS plan were vested, respectively. The Company does not intend to issue any additional awards under the phantom stock plan.
16.     STOCK BASED COMPENSATION
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
Non-cash stock compensation expense recognized for RSAs and RSUs for the years ended December 31, 2020 and 2019 totaled $3.5 million and $3.0 million, respectively. The fair value of RSAs and RSUs that vested during the years ended December 31, 2020 and 2019 was $3.7 million and $7.0 million, respectively.
As of December 31, 2020 and 2019, there was $2.7 million and $3.5 million, respectively, of unrecognized compensation expense related to 464,919 and 582,940 unvested shares of RSAs and RSUs, respectively, which amounts are expected to be recognized over a weighted average period of 1.76 years and 1.61 years, respectively. As of December 31, 2020 and 2019, 140,997 and 135,059 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections.
The following table summarizes share information about RSAs and RSUs:

	Years Ended December 31,
	2020		2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	717,999	$10.53	1,155,359	$10.97
Shares granted	261,722	11.62	321,784	9.80
Shares settled	(341,118)	10.60	(672,504)	10.92
Shares forfeited	(32,687)	11.09	(86,640)	10.67
End of the period balance	605,916	$10.93	717,999	$10.53

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At December 31, 2020 and 2019, there were 2,102,272 and 2,332,775 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. During the years ended December 31, 2020 and 2019, there were 1,468 shares and 14,041 shares, respectively, of forfeited RSU awards that were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan. These awards were excluded from the shares reserved and available for grant under the Omnibus Plan.
17.     FAIR VALUE MEASUREMENTS
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments are as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2020:
Financial assets:
Cash, cash equivalents and restricted cash	$178,861	$178,861	$178,861	$—	$—
Debt securities:
Available for sale	593,734	593,734	—	593,734	—
Held to maturity	7,467	7,870	—	7,870	—
Equity securities	12,037	12,037	—	12,037	—
Loans receivable, net	6,003,602	6,076,994	—	—	6,076,994
Accrued interest receivable	18,795	18,795	—	990	17,805
FHLB stock	25,122	N/A	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,264,329	$5,290,316	$2,022,133	$3,268,183	$—
FHLB advances	806,747	833,930	—	833,930	—
Junior subordinated deferrable interest debentures	61,857	60,526	—	60,526	—
Senior debt	94,539	102,096	—	102,096	—
Accrued interest payable	1,388	1,388	—	1,388	—
Interest rate swaps	7,258	7,258	—	7,258	—
As of December 31, 2019:
Financial assets:
Cash, cash equivalents and restricted cash	$91,325	$91,325	$91,325	$—	$—
Debt securities:
Available for sale	625,074	625,074	—	625,074	—
Held to maturity	10,170	10,349	—	10,349	—
Equity securities	11,782	11,782	—	11,782	—
Loans receivable, net	6,194,976	6,346,496	—	—	6,346,496
Accrued interest receivable	20,814	20,814	26	1,685	19,103
FHLB stock	30,342	N/A	N/A	N/A	N/A
Interest rate swap	1,156	1,156	—	1,156	—
Financial liabilities:
Deposits	$5,234,717	$5,253,511	$1,558,029	$3,695,482	$—
FHLB advances	978,702	996,860	—	996,860	—
Junior subordinated deferrable interest debentures	61,857	59,272	—	59,272	—
Senior debt	94,416	99,806	—	99,806	—
Accrued interest payable	2,901	2,901	—	2,901	—
Interest rate swap	746	746	—	746	—

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

Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2020 and 2019.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis (dollars in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2020:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$216,724	$—	$216,724	$—
Commercial MBS and CMOs	361,988	—	361,988	—
Agency bonds	15,022	—	15,022	—
Total available for sale debt securities	$593,734	—	$593,734	—
Equity securities	$12,037	$—	$12,037	$—
Mortgage servicing rights	1,599	—	—	1,599
Financial Liabilities:
Interest rate swaps	$7,258	$—	$7,258	$—
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
There were no transfers between Level 1 and Level 2 during 2020 and 2019.
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
As of December 31, 2020, there were no assets or liabilities measured at fair value on a non-recurring basis. At December 31, 2019, a loan totaling $1.6 million was adjusted to a fair value of $790 thousand by recording an allowance for loan losses of $790 thousand. The fair value of impaired, collateral dependent loans is estimated at the fair value of the underlying collateral, less estimated selling costs. These loans are categorized as Level 3 due to ongoing real estate market conditions which may require the use of unobservable inputs and assumptions in fair value measurements.
The Company held no real estate owned at December 31, 2020 and 2019.
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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $959 thousand and $1.0 million as of December 31, 2020 and 2019, respectively, based upon an analysis of quantitative and qualitative data over the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation. During the year ended December 31, 2020, four loans in the securitization pool were modified for payment deferral related to the COVID-19 pandemic. Two of these loans have paid off subsequent to their modification. As of December 31, 2020, two of these loans with an aggregate principal balance of $3.1 million, or 1.5% of the aggregate remaining loan balance in the securitization pool, remain outstanding. Both loans had returned to their respective contractual loan payments as of December 31, 2020. See Note 2 for additional information.
19.     LOAN SALE AND SECURITIZATION ACTIVITIES
The Company sells originated and acquired loans as part of its business operations and overall management of liquidity, assets and liabilities, and financial performance. The transfer of loans is executed in securitization or sale transactions. With respect to sale transactions, the Company's continuing involvement may or may not include ongoing servicing responsibilities and general representations and warranties. With respect to securitization sales, the Company executed its first and only transaction to date on September 27, 2017 with Freddie Mac. The transaction involved the sale of $626 million in originated multifamily loans through a Freddie Mac sponsored transaction. The Company's continuing involvement includes sub-servicing responsibilities, general representations and warranties, and a limited reimbursement obligation.
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If the Bank's capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At December 31, 2020, the Bank’s net worth was $739.1 million which equates to its Tier 1 capital of $729.1 million plus goodwill of $3.3 million and accumulated other comprehensive income related to net unrealized gains on available for sale securities of $6.7 million.
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
The following table provides cash flows associated with the Company's loan sale activities:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Proceeds from loan sales	$998	$68,809
Servicing fees	930	1,284
The following table provides information about the loans transferred through sales or securitization and not recorded on the consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of December 31, 2020:
Principal balance of loans	$17,423	$302,333
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2019:
Principal balance of loans	24,146	489,333
Loans 90+ days past due	—	—
Charge-offs, net	—	—
20.     COMMITMENTS AND CONTINGENCIES
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
At December 31, 2020 and 2019, the Company had outstanding commitments of approximately $116.9 million and $103.2 million, respectively, for loans. Unfunded loan commitment reserves totaled $59 thousand and $89 thousand at December 31, 2020 and 2019, respectively.
Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2021 and 2030, with certain leases containing either three, five or ten year renewal options. At December 31, 2020, minimum commitments under these non-cancellable leases before considering renewal options are as follows (dollars in thousands):

Years ending December 31,
2021	$4,597
2022	3,666
2023	2,427
2024	1,453
2025	994
Thereafter	1,661
Total	$14,798

Rent expense under operating leases was $4.4 million and $5.4 million for the years ended December 31, 2020 and 2019, respectively. Sublease income earned was $752 thousand and $730 thousand for the years ended December 31, 2020 and 2019, respectively.
Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.
Correspondent Banking Agreements
The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured portions of these balances are limited to $250 thousand per institution based on FDIC insurance limits. At December 31, 2020 and 2019, the Company had $26.0 million and $25.7 million, respectively, in uninsured cash balances. Additionally, the Company had $8.9 million and $2.8 million in restricted cash as collateral for its interest rate swap agreements at a correspondent bank as of December 31, 2020 and 2019, respectively. The Company periodically monitors the financial condition of these correspondent banks.

21.     UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following table summarizes the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2020 and 2019:

(Dollars in thousands, except per share data)	For the Three Months Ended
	March 31	June 30	September 30	December 31
2020
Net interest income	$32,115	$33,148	$36,112	$37,248
Provision for loan losses	5,300	5,250	—	—
Net interest income after provision for loan losses	26,815	27,898	36,112	37,248
Noninterest income	798	671	587	464
Noninterest expense	16,859	15,348	16,374	25,353
Income before income taxes	10,754	13,221	20,325	12,359
Income tax expense	3,178	3,903	6,008	3,658
Net income	$7,576	$9,318	$14,317	$8,701
EPS (1):
Basic	$0.14	$0.18	$0.28	$0.17
Diluted	$0.14	$0.18	$0.27	$0.17

2019
Net interest income	$32,092	$30,568	$32,585	$33,162
Provision for (reversal of) loan losses	300	450	(500)	1,000
Net interest income after provision for loan losses	31,792	30,118	33,085	32,162
Noninterest income	1,380	1,488	993	814
Noninterest expense	16,249	14,709	16,069	15,341
Income before income taxes	16,923	16,897	18,009	17,635
Income tax expense	4,913	5,239	5,273	5,178
Net income	$12,010	$11,658	$12,736	$12,457
EPS (1):
Basic	$0.21	$0.21	$0.23	$0.22
Diluted	$0.21	$0.21	$0.23	$0.22

(1) The quarterly EPS amounts, when added, may not coincide with the full fiscal year EPS reported on the Consolidated Statements of Income due to differences in the computed weighted average shares outstanding as well as rounding differences.

22.     PARENT COMPANY ONLY FINANCIAL INFORMATION
Summary parent company only financial information for the years ended December 31, 2020 and 2019 is as follows (dollars in thousands):

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$29,025	$15,170
Investment in Bank	739,088	753,658
Investment in Burbank Financial, Inc.	306	276
Investment in Luther Burbank Statutory Trusts 1 & 2	1,857	1,857
Receivable from Bank	247	21
Other assets	4	7
Total assets	$770,527	$770,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Junior subordinated deferrable interest debentures	$61,857	$61,857
Other borrowings	94,539	94,416
Interest payable on junior subordinated deferrable interest debentures	49	92
Other liabilities and accrued expenses	391	160
Stockholders' equity	613,691	614,464
Total liabilities and stockholders' equity	$770,527	$770,989

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019
Net interest expense	$(7,629)	$(8,671)
Dividend income from Bank	65,360	34,700
Other operating expense	(301)	(315)
Income before income tax benefit and undistributed net income of subsidiaries	57,430	25,714
Income tax benefit	2,315	2,619
Income before undistributed net income of subsidiaries	59,745	28,333
Net equity in undistributed net income of subsidiaries	(19,833)	20,528
Net income (1)	$39,912	$48,861
Comprehensive income	$39,912	$48,861
(1) The group files a single tax return and the subsidiaries are treated, for federal, California and Oregon tax purposes, as divisions of a single corporation. The Company’s share of income tax expense is based on the amount which would be payable or receivable if separate returns were filed. Accordingly, the Company’s equity in the net income of its subsidiaries, including the Bank, are excluded from the computation of income taxes for financial statement purposes. For the years ended December 31, 2020 and 2019, the Company provided tax at the rates of 21%, 10.84% and 6.6% for federal, California and Oregon taxes, respectively.

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$39,912	$48,861
Adjustments to reconcile net income to net cash provided by operating activities:
Net equity in undistributed net income of subsidiaries	19,833	(20,528)
Change in receivable from Bank	(226)	—
Stock based compensation	3,535	2,993
Net change in other assets and liabilities	314	(761)
Net cash provided by operating activities	63,368	30,565
Cash flows from financing activities:
Cash paid for dividends	(12,314)	(13,032)
Shares withheld for taxes on vested restricted stock	(1,064)	(2,796)
Shares repurchased	(36,135)	(8,791)
Net cash used in financing activities	(49,513)	(24,619)
Increase in cash and cash equivalents	13,855	5,946
Cash and cash equivalents, beginning of year	15,170	9,224
Cash and cash equivalents, end of year	$29,025	$15,170

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
Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.
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
Item 9B. Other Information
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2020.
Item 11. Executive Compensation
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company's compensation plans as of December 31, 2020:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	N/A	N/A	2,102,272
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,102,272
(1)    Consists of the Company's Omnibus Equity and Incentive Compensation Plan. For additional information, see Notes 15 and 16 to the Consolidated Financial Statements.
The remainder of the information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2020.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2020.

PART IV.
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of Luther Burbank Corporation and our subsidiaries and related reports of our independent public accounting firm are incorporated by reference from Part II, Item 8. Financial Statements and Supplementary Data of the Report.
Report of Independent Registered Public Accounting Firm - Crowe LLP
Consolidated Financial Statements
Consolidated Statements of Financial Condition as of December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements
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
4.2	Description of Registrant's Securities		10-K	001-38317	4.2	3/11/2020
10.1	Employment Agreement, dated as of November 6, 2017 between Luther Burbank Corporation and John G. Biggs		S-1	333-221455	10.2	11/9/2017
10.2	Employment Agreement, dated as of August 1, 2016, between Luther Burbank Savings and Laura Tarantino		S-1	333-221455	10.3	11/9/2017
10.3	Employment Agreement, dated as of August 1, 2016, between Luther Burbank Savings and Liana Prieto		S-1	333-221455	10.4	11/9/2017
10.4	Amended and Restated Salary Continuation Agreement, dated as of April 25, 2006, between Luther Burbank Savings and Victor S. Trione		S-1	333-221455	10.5	11/9/2017
10.5	First Amendment to Amended and Restated Salary Continuation Agreement, dated as of December 5, 2008, between Luther Burbank Savings and Victor S. Trione		S-1	333-221455	10.6	11/9/2017
10.6	Second Amendment to Amended and Restated Salary Continuation Agreement, dated as of May 2, 2016, between Luther Burbank Savings and Victor S. Trione		S-1	333-221455	10.7	11/9/2017

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.7	Amended and Restated Salary Continuation Agreement, dated as of January 1, 2005, between Luther Burbank Savings and John G. Biggs		S-1	333-221455	10.8	11/9/2017
10.8	First Amendment to Amended and Restated Salary Continuation Agreement, dated as of December 5, 2008, between Luther Burbank Savings and John G. Biggs		S-1	333-221455	10.9	11/9/2017
10.9	Salary Continuation Agreement, dated as of April 25, 2006, between Luther Burbank Savings and Laura Tarantino		S-1	333-221455	10.10	11/9/2017
10.10	First Amendment to Salary Continuation Agreement, dated as of December 5, 2008, between Luther Burbank Savings and Laura Tarantino		S-1	333-221455	10.11	11/9/2017
10.11	Form of Indemnification Agreement, dated November 11, 2011, between Luther Burbank Corporation and each of John G. Biggs, Bradley M. Shuster and Victor S. Trione, and dated August 28, 2014 between Luther Burbank Corporation and Anita Gentle Newcomb		S-1	333-221455	10.12	11/9/2017
10.12	Form of Indemnification Agreement, dated as of November 17, 2011 between Luther Burbank Savings and John G. Biggs, Bradley M. Shuster and Victor S. Trione, and dated August 28, 2014 between Luther Burbank Savings and Anita Gentle Newcomb		S-1	333-221455	10.13	11/9/2017
10.13	Form of Indemnification Agreement between Luther Burbank Savings and each of Laura Tarantino (dated March 15, 2012), John Cardamone (dated April 24, 2014) and Liana Prieto (dated August 2, 2014)		S-1	333-221455	10.14	11/9/2017
10.14	Luther Burbank Corporation Executive Change in Control Severance Plan		S-1	333-221455	10.15	11/9/2017
10.15	S Corp Termination and Tax Sharing Agreement		10-K	001-38317	10.17	3/16/2018
10.16	Luther Burbank Corporation Omnibus Equity and Incentive Compensation Plan		S-1	333-221455	10.19	11/9/2017
10.17	Second Amendment to Amended and Restated Salary Continuation Agreement, dated as of November 6, 2017 between Luther Burbank Savings and John G. Biggs		S-1	333-221455	10.21	11/9/2017
10.18	Retirement and Consulting Agreement and General Release of Claims by and between Luther Burbank Corporation and John G. Biggs, dated November 30, 2018		8-K	001-38317	10.1	12/6/2018
10.19	Employment Agreement by and between Luther Burbank Corporation and Simone Lagomarsino, dated November 30, 2018		8-K	001-38317	10.2	12/6/2018
10.22	Amended and Restated Employment Agreement by and between Luther Burbank Corporation and Laura Tarantino, dated November 30, 2018		8-K	001-38317	10.3	12/6/2018
10.23	Amended and Restated Employment Agreement by and between Luther Burbank Corporation and Liana Prieto, dated November 30, 2018		8-K	001-38317	10.4	12/6/2018
10.24	Second Amendment to the Salary Continuation Agreement between Luther Burbank Savings and Laura Tarantino, dated November 30, 2018		8-K	001-38317	10.5	12/6/2018
21	Subsidiaries of the Registrant	X
23.1	Consent of Crowe LLP	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
Item 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUTHER BURBANK CORPORATION

DATED: March 11, 2021	By: /s/ Simone Lagomarsino
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

Signature	Position	Date

/s/ SIMONE LAGOMARSINO	President and Chief Executive Officer,	March 11, 2021
Simone Lagomarsino	Director (Principal Executive Officer)

/s/ LAURA TARANTINO	Executive Vice President and Chief Financial	March 11, 2021
Laura Tarantino	Officer (Principal Financial & Accounting Officer)

/s/ VICTOR S. TRIONE	Chairman	March 11, 2021
Victor S. Trione

/s/ RENU AGRAWAL	Director	March 11, 2021
Renu Agrawal

/s/ JOHN C. ERICKSON	Director	March 11, 2021
John C. Erickson

/s/ JACK KROUSKUP	Director	March 11, 2021
Jack Krouskup

/s/ ANITA GENTLE NEWCOMB	Director	March 11, 2021
Anita Gentle Newcomb

/s/ BRADLEY M. SHUSTER	Director	March 11, 2021
Bradley M. Shuster

/s/ THOMAS C. WAJNERT	Director	March 11, 2021
Thomas C. Wajnert