Form 10-Q
period 2021-03-31
Luther Burbank Corp
filed 2021-05-07
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

As of April 30, 2021, there were 52,213,697 shares of the registrant’s common stock, no par value, outstanding.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” and other similar expressions in this Quarterly Report on Form 10-Q. With respect to any such forward-looking statements, Luther Burbank Corporation (the "Company") claims the protection of the safe harbor provided for in the Private Securities Litigation Reform Act of 1995, as amended. The Company cautions investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or those that the Company may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information available to, management at the time such statements are first made. Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s beliefs and assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition. Accordingly, investors should use caution in placing any reliance on forward-looking statements to anticipate future results or trends.

The coronavirus disease 2019 ("COVID-19") pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Further deterioration in general business and economic conditions, including increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Some of the other risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the impact of changes in interest rates; political instability; changes in the monetary policies of the U.S. Government; a decline in economic conditions; deterioration in the value of West Coast real estate, both residential and commercial; an increase in the level of non-performing assets and charge-offs; further increased competition among financial institutions; the Company’s ability to continue to attract deposits and quality loan customers; further government regulation, including regulations regarding capital requirements, and the implementation and costs associated with the same; internal and external fraud and cyber-security threats including the loss of bank or customer funds, loss of system functionality or the theft or loss of data; management’s ability to successfully manage the Company’s operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and the Company’s 2020 Annual Report on Form 10-K.

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

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Cash, cash equivalents and restricted cash	$81,641	$178,861
Available for sale debt securities, at fair value	639,682	593,734
Held to maturity debt securities, at amortized cost (fair value of $5,991 and $7,870 at March 31, 2021 and December 31, 2020, respectively)	5,684	7,467
Equity securities, at fair value	11,826	12,037
Loans receivable, net of allowance for loan losses of $43,766 and $46,214 at March 31, 2021 and December 31, 2020, respectively	6,227,590	6,003,602
Accrued interest receivable	19,181	18,795
Federal Home Loan Bank ("FHLB") stock, at cost	25,122	25,122
Premises and equipment, net	17,674	18,226
Goodwill	3,297	3,297
Prepaid expenses and other assets	47,277	44,963
Total assets	$7,078,974	$6,906,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,391,908	$5,264,329
FHLB advances	840,947	806,747
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $430 and $461 at March 31, 2021 and December 31, 2020, respectively)	94,570	94,539
Accrued interest payable	734	1,388
Other liabilities and accrued expenses	64,989	63,553
Total liabilities	6,455,005	6,292,413

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, no par value; 100,000,000 shares authorized; 52,231,912 and 52,220,266 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	411,702	414,120
Retained earnings	208,236	192,834
Accumulated other comprehensive income, net of taxes	4,031	6,737
Total stockholders' equity	623,969	613,691
Total liabilities and stockholders' equity	$7,078,974	$6,906,104
See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest and fee income:
Loans	$54,058	$60,705
Investment securities	1,982	3,303
Cash, cash equivalents and restricted cash	51	317
Total interest and fee income	56,091	64,325
Interest expense:
Deposits	11,606	24,581
FHLB advances	3,933	5,558
Junior subordinated deferrable interest debentures	258	493
Senior debt	1,575	1,578
Total interest expense	17,372	32,210
Net interest income before provision for loan losses	38,719	32,115
(Reversal of) provision for loan losses	(2,500)	5,300
Net interest income after provision for loan losses	41,219	26,815
Noninterest income:
FHLB dividends	367	535
Other income	(58)	263
Total noninterest income	309	798
Noninterest expense:
Compensation and related benefits	10,380	11,205
Deposit insurance premium	472	476
Professional and regulatory fees	484	431
Occupancy	1,215	1,140
Depreciation and amortization	655	669
Data processing	973	967
Marketing	292	875
Other expenses	933	1,096
Total noninterest expense	15,404	16,859
Income before provision for income taxes	26,124	10,754
Provision for income taxes	7,713	3,178
Net income	$18,411	$7,576

Basic earnings per common share	$0.35	$0.14
Diluted earnings per common share	$0.35	$0.14
Dividends per common share	$0.06	$0.06

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$18,411	$7,576
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale debt securities:
Unrealized holding (loss) gain arising during the period	(3,815)	1,051
Tax effect	1,109	(305)
Total other comprehensive (loss) income, net of tax	(2,706)	746
Comprehensive income	$15,705	$8,322

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, December 31, 2019	55,999,754	$447,784	$165,236	$1,444	$614,464
Comprehensive income:
Net income	—	—	7,576	—	7,576
Other comprehensive income	—	—	—	746	746
Issuance of restricted stock awards	250,118	—	—	—	—
Settled restricted stock units	70,220	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(53,824)	(563)	—	—	(563)
Restricted stock forfeitures	(17,408)	(8)	6	—	(2)
Stock based compensation expense	—	911	—	—	911
Shares repurchased	(1,962,395)	(16,546)	—	—	(16,546)
Cash dividends ($0.06 per share)	—	—	(3,246)	—	(3,246)
Balance, March 31, 2020	54,286,465	$431,578	$169,572	$2,190	$603,340

Balance, December 31, 2020	52,220,266	$414,120	$192,834	$6,737	$613,691
Comprehensive income:
Net income	—	—	18,411	—	18,411
Other comprehensive loss	—	—	—	(2,706)	(2,706)
Issuance of restricted stock awards	283,078	—	—	—	—
Settled restricted stock units	68,873	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(85,825)	(901)	—	—	(901)
Restricted stock forfeitures	(52,798)	(67)	13	—	(54)
Stock based compensation expense	—	651	—	—	651
Shares repurchased	(201,682)	(2,101)	—	—	(2,101)
Cash dividends ($0.06 per share)	—	—	(3,022)	—	(3,022)
Balance, March 31, 2021	52,231,912	$411,702	$208,236	$4,031	$623,969

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$18,411	$7,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	655	669
(Reversal of) provision for loan losses	(2,500)	5,300
Amortization of deferred loan costs, net	4,626	3,725
Amortization of premiums on investment securities, net	657	487
Stock based compensation expense, net of forfeitures	584	903
Change in fair value of mortgage servicing rights	171	395
Change in fair value of equity securities	211	(188)
Other items, net	55	(40)
Effect of changes in:
Accrued interest receivable	(386)	(9)
Accrued interest payable	(654)	(266)
Prepaid expenses and other assets	1,773	(1,332)
Other liabilities and accrued expenses	1,800	(1,423)
Net cash provided by operating activities	25,403	15,797
Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of available for sale debt securities	39,735	92,128
Proceeds from maturities and paydowns of held to maturity debt securities	1,741	416
Purchases of available for sale debt securities	(90,113)	(107,942)
Net decrease in loans receivable	57,275	46,956
Purchase of loans	(286,917)	(20,507)
Redemption of FHLB stock, net	—	730
Purchase of premises and equipment	(112)	(957)
Net cash (used in) provided by investing activities	(278,391)	10,824
Cash flows from financing activities:
Net increase in deposits	127,579	50,659
Proceeds from long-term FHLB advances	—	126,500
Repayment of long-term FHLB advances	(100,000)	(150,008)
Net change in short-term FHLB advances	134,200	(1,500)
Shares withheld for taxes on vested restricted stock	(901)	(563)
Shares repurchased	(2,101)	(16,546)
Cash paid for dividends	(3,009)	(3,240)
Net cash provided by financing activities	155,768	5,302
(Decrease) increase in cash, cash equivalents and restricted cash	(97,220)	31,923
Cash, cash equivalents and restricted cash, beginning of period	178,861	91,325
Cash, cash equivalents and restricted cash, end of period	$81,641	$123,248
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,026	$32,476
Income taxes	$8	$410

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”), under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2021.

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

(Dollars in thousands, except share amounts)	Three Months Ended March 31,
	2021	2020
Net income	$18,411	$7,576

Weighted average basic common shares outstanding	51,982,731	55,611,827
Add: Dilutive effects of assumed vesting of restricted stock	115,507	113,271
Weighted average diluted common shares outstanding	52,098,238	55,725,098

Income per common share:
Basic EPS	$0.35	$0.14
Diluted EPS	$0.35	$0.14
Anti-dilutive shares not included in calculation of diluted earnings per share	3,695	17,313
2.     INVESTMENT SECURITIES
Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2021:
Government and Government Sponsored Entities:
Residential mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$188,387	$2,062	$(861)	$189,588
Commercial MBS and CMOs	402,037	5,570	(1,078)	406,529
Agency bonds	13,239	67	(42)	13,264
Other asset backed securities ("ABS")	30,340	24	(63)	30,301
Total available for sale debt securities	$634,003	$7,723	$(2,044)	$639,682
At December 31, 2020:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$213,279	$3,459	$(14)	$216,724
Commercial MBS and CMOs	355,963	6,337	(312)	361,988
Agency bonds	14,998	69	(45)	15,022
Total available for sale debt securities	$584,240	$9,865	$(371)	$593,734
Net unrealized gains on available for sale investment securities are recorded as accumulated other comprehensive income within stockholders’ equity and totaled $4.0 million and $6.7 million, net of $1.6 million and $2.8 million in tax liabilities, at March 31, 2021 and December 31, 2020, respectively. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities during the three months ended March 31, 2021 or 2020.

The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2021
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Residential MBS and CMOs	$50,339	$(856)	$543	$(5)	$50,882	$(861)
Commercial MBS and CMOs	98,047	(853)	22,565	(225)	120,612	(1,078)
Agency bonds	3,228	(8)	7,011	(34)	10,239	(42)
Other ABS	14,623	(63)	—	—	14,623	(63)
Total available for sale debt securities	$166,237	$(1,780)	$30,119	$(264)	$196,356	$(2,044)
At March 31, 2021, the Company held 86 residential MBS and CMOs of which ten were in a loss position and six had been in a loss position for twelve months or more. The Company held 50 commercial MBS and CMOs of which 14 were in a loss position and five had been in a loss position for twelve months or more. The Company held three agency bonds of which two were in a loss position and one had been in a loss position for twelve months or more. The Company held three other ABS of which one was in a loss position and none had been in a loss position for twelve months or more.

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
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2021 or December 31, 2020.
As of March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.

Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of March 31, 2021:
Government Sponsored Entities:
Residential MBS	$5,610	$307	$—	$5,917
Other investments	74	—	—	74
Total held to maturity investment securities	$5,684	$307	$—	$5,991
As of December 31, 2020:
Government Sponsored Entities:
Residential MBS	$7,391	$403	$—	$7,794
Other investments	76	—	—	76
Total held to maturity investment securities	$7,467	$403	$—	$7,870

At both March 31, 2021 and December 31, 2020, the Company held seven held to maturity residential MBS of which none were in a loss position.
The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of March 31, 2021:

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
Five to ten years	$10,239	$10,196
Beyond ten years	3,000	3,068
MBS, CMOs and other ABS	620,764	626,418
Total available for sale debt securities	$634,003	$639,682
Held to maturity investments securities
Beyond ten years	$74	$74
MBS	5,610	5,917
Total held to maturity debt securities	$5,684	$5,991
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities, collateralized mortgage obligations and other asset backed securities are not included in the maturity categories above and instead are shown separately. No securities were pledged as of March 31, 2021 or December 31, 2020.

Equity Securities

Equity securities consist of investments in a qualified community reinvestment fund. At March 31, 2021 and December 31, 2020, the fair value of equity securities totaled $11.8 million and $12.0 million, respectively. Changes in fair value are recognized in other noninterest income. During the three months ended March 31, 2021, the fair value of these investments decreased $211 thousand compared to an increase in fair value of $188 thousand during the three months ended March 31, 2020. There were no sales of equity securities during the three months ended March 31, 2021 or 2020.

3.     LOANS
Loans consist of the following:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Permanent mortgages on:
Multifamily residential	$4,109,991	$4,100,831
Single family residential	1,939,411	1,723,953
Commercial real estate	199,497	202,871
Construction and land loans	22,357	22,061
Non-Mortgage (‘‘NM’’) loans	100	100
Total	6,271,356	6,049,816
Allowance for loan losses	(43,766)	(46,214)
Loans held for investment, net	$6,227,590	$6,003,602

Certain loans have been pledged to secure borrowing arrangements (see Note 7).
During the three months ended March 31, 2021, the Company purchased a pool of performing, fixed rate single family residential loans. The pool had an aggregate principal balance of $287.8 million and contained loans with a weighted average interest rate and maturity of 2.31% and 26.4 years, respectively.
The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
Three months ended March 31, 2021
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$33,259	$9,372	$3,347	$236	$46,214
(Reversal of) provision for loan losses	(2,421)	442	(476)	(45)	(2,500)
Charge-offs	—	—	—	—	—
Recoveries	—	2	—	50	52
Ending balance allocated to portfolio segments	$30,838	$9,816	$2,871	$241	$43,766
Three months ended March 31, 2020
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$23,372	$10,076	$2,341	$212	$36,001
Provision for (reversal of) loan losses	3,936	1,069	336	(41)	5,300
Charge-offs	—	(722)	—	—	(722)
Recoveries	—	3	—	75	78
Ending balance allocated to portfolio segments	$27,308	$10,426	$2,677	$246	$40,657

The following table summarizes the allocation of the allowance for loan losses by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of March 31, 2021:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	30,838	9,791	2,871	241	43,741
Ending balance	$30,838	$9,816	$2,871	$241	$43,766
Loans:
Ending balance: individually evaluated for impairment	$2,087	$5,883	$—	$—	$7,970
Ending balance: collectively evaluated for impairment	4,107,904	1,933,528	199,497	22,457	6,263,386
Ending balance	$4,109,991	$1,939,411	$199,497	$22,457	$6,271,356
As of December 31, 2020:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	33,259	9,347	3,347	236	46,189
Ending balance	$33,259	$9,372	$3,347	$236	$46,214
Loans:
Ending balance: individually evaluated for impairment	$522	$7,051	$—	$—	$7,573
Ending balance: collectively evaluated for impairment	4,100,309	1,716,902	202,871	22,161	6,042,243
Ending balance	$4,100,831	$1,723,953	$202,871	$22,161	$6,049,816

The Company assigns a risk rating to all loans and periodically performs detailed reviews of all loans to identify credit risks and to assess the overall collectability of the portfolio. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, as well as the financial performance and/or other characteristics of loan collateral. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into six major categories, defined as follows:

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

The following table summarizes the loan portfolio allocated by management’s internal risk ratings at March 31, 2021 and December 31, 2020. The decrease in Watch, Special Mention and Substandard risk rated loans during the three months ended March 31, 2021 was primarily attributable to the diminishing impact of the COVID-19 pandemic on the performance of loans. As of March 31, 2021, only one loan, with a principal balance of $1.7 million, remained on payment deferral under the Company's loan modification program implemented in response to the pandemic.

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of March 31, 2021:
Grade:
Pass	$3,983,116	$1,876,028	$178,574	$22,457	$6,060,175
Watch	100,409	55,721	20,923	—	177,053
Special mention	10,433	2,278	—	—	12,711
Substandard	16,033	5,384	—	—	21,417
Total	$4,109,991	$1,939,411	$199,497	$22,457	$6,271,356
As of December 31, 2020:
Grade:
Pass	$3,883,597	$1,624,331	$162,615	$22,161	$5,692,704
Watch	177,483	85,943	36,657	—	300,083
Special mention	19,547	7,132	3,599	—	30,278
Substandard	20,204	6,547	—	—	26,751
Total	$4,100,831	$1,723,953	$202,871	$22,161	$6,049,816

The following table summarizes an aging analysis of the loan portfolio by the time past due at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of March 31, 2021:
Loans:
Multifamily residential	$—	$—	$—	$2,087	$4,107,904	$4,109,991
Single family residential	5,414	—	—	4,636	1,929,361	1,939,411
Commercial real estate	—	—	—	—	199,497	199,497
Land, construction and NM	—	—	—	—	22,457	22,457
Total	$5,414	$—	$—	$6,723	$6,259,219	$6,271,356
As of December 31, 2020:
Loans:
Multifamily residential	$1,820	$—	$—	$522	$4,098,489	$4,100,831
Single family residential	338	—	—	5,791	1,717,824	1,723,953
Commercial real estate	2,683	—	—	—	200,188	202,871
Land, construction and NM	—	—	—	—	22,161	22,161
Total	$4,841	$—	$—	$6,313	$6,038,662	$6,049,816
The following table summarizes information related to impaired loans at March 31, 2021 and December 31, 2020:

	As of March 31, 2021			As of December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$2,087	$2,153	$—	$522	$599	$—
Single family residential	5,015	5,366	—	6,174	6,500	—
	7,102	7,519	—	6,696	7,099	—
With an allowance recorded:
Single family residential	868	865	25	877	874	25
	868	865	25	877	874	25
Total:
Multifamily residential	2,087	2,153	—	522	599	—
Single family residential	5,883	6,231	25	7,051	7,374	25
	$7,970	$8,384	$25	$7,573	$7,973	$25

The following table summarizes information related to impaired loans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$1,566	$5	$5	$539	$8	$8
Single family residential	5,790	61	57	4,790	19	14
	7,356	66	62	5,329	27	22
With an allowance recorded:
Single family residential	871	7	—	2,105	11	—
	871	7	—	2,105	11	—
Total:
Multifamily residential	1,566	5	5	539	8	8
Single family residential	6,661	68	57	6,895	30	14
	$8,227	$73	$62	$7,434	$38	$22

The following table summarizes the recorded investment related to troubled debt restructurings ("TDRs") at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Troubled debt restructurings:
Single family residential	$3,932	$3,967
The Company has allocated $25 thousand of its allowance for loan losses for loans modified in TDRs at both March 31, 2021 and December 31, 2020. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs. There were no new TDRs during the three months ended March 31, 2021 or 2020.

The Company had no TDRs with a subsequent payment default within twelve months following the modification during the three months ended March 31, 2021 and 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
4.     NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned. The Company’s nonperforming assets at March 31, 2021 and December 31, 2020 are indicated below:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Non-accrual loans:
Multifamily residential	$2,087	$522
Single family residential	4,636	5,791
Total non-accrual loans	6,723	6,313
Real estate owned	—	—
Total nonperforming assets	$6,723	$6,313
Interest income on non-accrual loans is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loans are deemed to be fully collectible. If there is doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on non-accrual loans during the three months ended March 31, 2021 and 2020 totaling $62 thousand and $22 thousand, respectively. Contractual interest not recorded on nonperforming loans during the three months ended March 31, 2021 and 2020 totaled $16 thousand and $71 thousand, respectively.

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

(Dollars in thousands)	March 31, 2021	December 31, 2020
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$184,161	$216,431
Other financial institutions	91,243	103,325
Total mortgage loans serviced for others	$275,404	$319,756
Custodial account balances maintained in connection with serviced loans totaled $8.9 million and $10.9 million at March 31, 2021 and December 31, 2020, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Beginning balance	$1,599	$2,657
Additions	—	—
Disposals	—	—
Changes in fair value due to changes in assumptions	—	—
Other changes in fair value	(171)	(395)
Ending balance	$1,428	$2,262
Fair value as of March 31, 2021 was determined using a discount rate of 10%, prepayment speeds ranging from 6.0% to 55.8%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighted average prepayment speed at March 31, 2021 was 28.5%. Fair value as of December 31, 2020 was determined using a discount rate of 10%, prepayment speeds ranging from 7.4% to 55.8%, depending on the stratification of the specific right, and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2020 was 28.9%.
6.     DEPOSITS
A summary of deposits at March 31, 2021 and December 31, 2020 is as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Time deposits	$3,022,286	$3,057,197
Money market savings	1,839,902	1,678,942
Interest-bearing demand	157,620	341,895
Money market checking	273,965	92,956
Noninterest-bearing demand	98,135	93,339
Total	$5,391,908	$5,264,329

The Company had time deposits with a denomination of $100 thousand or more totaling $2.5 billion and $2.6 billion at March 31, 2021 and December 31, 2020, respectively.

The Company had time deposits that met or exceeded the FDIC insurance limit of $250 thousand of $1.4 billion at both March 31, 2021 and December 31, 2020.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $50.0 million at both March 31, 2021 and December 31, 2020.
Maturities of the Company’s time deposits at March 31, 2021 are summarized as follows:

(Dollars in thousands)
April 1 - December 31, 2021	$2,544,258
2022	451,384
2023	12,762
2024	6,078
2025	7,429
Thereafter	375
Total	$3,022,286
7.     FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of both March 31, 2021 and December 31, 2020, the Bank had pledged various mortgage loans totaling approximately $2.4 billion, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $557.3 million and $467.8 million as of March 31, 2021 and December 31, 2020, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of March 31, 2021 or December 31, 2020.
The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

	Outstanding Balances		As of March 31, 2021
(Dollars in thousands)	March 31, 2021	December 31, 2020	Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate	Maturity Dates
Fixed rate short-term	$134,200	$—	0.09%	0.14%	0.14%	April 2021
Fixed rate long-term	706,747	806,747	0.00%	7.33%	2.14%	May 2021 to March 2030
	$840,947	$806,747
The Bank's available borrowing capacity based on pledged loans to the FRB and the FHLB totaled $1.1 billion at both March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the Bank had aggregate loan balances of $2.4 billion and $1.8 billion, respectively, available to pledge to the FRB and FHLB to increase its borrowing capacity. As of March 31, 2021 and December 31, 2020, the Bank pledged as collateral a $62.6 million FHLB letter of credit to Freddie Mac related to our multifamily securitization reimbursement obligation.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the three months ended March 31, 2021, there was a maximum amount of short-term borrowings outstanding of $203.6 million and an average amount outstanding of $88.8 million, with a weighted average interest rate of 0.14%. During the three months ended March 31, 2020, there was a maximum amount of short-term borrowings outstanding of $77.8 million and an average amount outstanding of $23.8 million with a weighted average interest rate of 1.66%.

The following table summarizes scheduled principal payments on FHLB advances over the next five years as of March 31, 2021:

(Dollars in thousands)
April 1 - December 31, 2021	$389,300
2022	100,000
2023	250,000
2024	—
2025	101,500
Thereafter	147
$840,947
8.     JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
The Company formed two wholly-owned trust companies (the ‘‘Trusts’’) which issued guaranteed preferred beneficial interests (the "Trust Securities") in the Company’s junior subordinated deferrable interest debentures (the "Notes"). The Company is not considered the primary beneficiary of the Trusts and therefore, the Trusts are not consolidated in the Company’s financial statements, but rather the junior subordinated debentures are shown as a liability. The Company’s investment in the common securities of the Trusts, totaling $1.9 million, is included in other assets in the consolidated statements of financial condition. The sole asset of the Trusts are the Notes that they hold.
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
The following table is a summary of the outstanding Trust Securities and Notes at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	1.56%	$41,238	1.60%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	1.80%	$20,619	1.84%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
9.     SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$430	$95,000	$461	9/30/2024	6.50%
10.     DERIVATIVES AND HEDGING ACTIVITIES
From time to time, the Company utilizes interest rate swaps and other derivative financial instruments as part of its asset liability management strategy to manage interest rate risk positions.

Fair Value Hedges of Interest Rate Risk
During the three months ended March 31, 2021, the Company entered into a two-year interest rate swap with a notional amount of $350.0 million primarily to hedge the incremental interest rate risk related to the purchase of a single family loan pool having a longer fixed rate term than other loans typically in our portfolio. Refer to Note 3 for further discussion regarding this loan purchase. During the year ended December 31, 2019, the Company entered into two, two-year interest rate swaps with a total notional amount of $1.0 billion, maturing in June and August 2021, that hedge the interest rate risk related to certain hybrid multifamily loans which were in their fixed rate period. These three swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on the derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income on loans.

For the three months ended March 31, 2021 and 2020, the floating rate amounts recognized related to the net settlement of the interest rate swaps were less than the fixed rate amounts recognized. The following table presents the effect of the Company’s interest rate swaps on the unaudited consolidated statements of income for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Derivative - interest rate swaps:
Interest income (loss)	$(3,416)	$(461)
Hedged items - loans:
Interest income (loss)	(15)	71
Net decrease in interest income	$(3,431)	$(390)
The following table presents the fair value of the Company’s interest rate swaps, as well as its classification in the consolidated statements of financial condition as of March 31, 2021 and December 31, 2020:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
As of March 31, 2021:
Interest Rate Swaps	$1,350,000	Prepaid Expenses and Other Assets	$127	Other Liabilities and Accrued Expenses	$3,872
As of December 31, 2020:
Interest Rate Swaps	$1,000,000	Prepaid Expenses and Other Assets	$—	Other Liabilities and Accrued Expenses	$7,258

As of March 31, 2021 and December 31, 2020, the following amounts were recorded in the consolidated statements of financial condition related to cumulative basis adjustments for its fair value hedges:

Line Item in the Consolidated Statements of Financial Condition in Which the Hedged Items are Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
As of March 31, 2021:
Loans receivable, net (1)	$1,353,760	$3,760
As of December 31, 2020:
Loans receivable, net (1)	$1,007,288	$7,288
(1) These amounts include the amortized cost basis of closed portfolio loans used to designate hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2021 and December 31, 2020, the amortized cost basis of the closed portfolio loans used in these hedging relationships were $2.6 billion and $2.0 billion, respectively; the cumulative basis adjustments associated with these hedging relationships were $3.8 million and $7.3 million, respectively, and the amount of the designated hedged items were $1.4 billion and $1.0 billion, respectively.
As of March 31, 2021 and December 31, 2020, the Company had posted $4.9 million and $8.9 million, respectively, in cash collateral in connection with its interest rate swaps. Cash collateral is included in restricted cash in the consolidated statements of financial condition.
11.     STOCK BASED COMPENSATION
The Company’s stock based compensation consists of restricted stock awards ("RSAs") and restricted stock units ("RSUs") granted under the Luther Burbank Corporation Omnibus Equity and Incentive Compensation Plan ("Omnibus Plan"). In connection with its initial public offering ("IPO") in December 2017, the Company granted RSAs to employees and nonemployee directors which all vested ratably over three years. At the same time, the Company granted RSUs in exchange for unvested phantom stock awards held by employees and all vested and unvested phantom stock awards held by nonemployee directors on a per share basis. The RSUs were subjected to the same vesting schedule and deferral elections that existed for the original phantom stock awards. The Company has made additional RSA grants annually. Awards granted subsequent to the IPO vest ratably over one year for nonemployee directors and ratably over three to four years for employees.

All RSAs and RSUs were granted at the fair value of the common stock at the time of the award. The RSAs and RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

Non-cash stock compensation expense recognized for RSAs and RSUs for the three months ended March 31, 2021 totaled $584 thousand compared with $903 thousand for the three months ended March 31, 2020. The fair value of RSAs and RSUs that vested during the three months ended March 31, 2021 and 2020 totaled $2.4 million and $2.5 million, respectively.

As of March 31, 2021 and December 31, 2020, there was $4.4 million and $2.7 million, respectively, of unrecognized compensation expense related to 479,055 and 464,919 unvested RSAs and/or RSUs, respectively, which amounts are expected to be expensed over a weighted average period of 2.09 years and 1.76 years, respectively. As of March 31, 2021 and December 31, 2020, 91,486 and 140,997 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about RSAs and RSUs:

	Three Months Ended March 31,
	2021		2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	605,916	$10.93	717,999	$10.53
Shares granted	283,078	10.07	250,118	11.72
Shares settled	(265,655)	11.02	(203,169)	10.53
Shares forfeited	(52,798)	10.26	(18,876)	10.73
End of the period balance	570,541	$10.52	746,072	$10.92

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At March 31, 2021 and December 31, 2020, there were 1,871,992 and 2,102,272 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. There were no shares of RSUs forfeited during the three months ended March 31, 2021. During the three months ended March 31, 2020, there were 1,468 shares of forfeited RSU awards that were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan. These awards were excluded from the shares reserved and available for grant under the Omnibus Plan.
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

The following methods and assumptions were used to estimate the fair value of financial instruments:
For cash, cash equivalents and restricted cash, accrued interest receivable and payable, demand deposits and short-term borrowings, the carrying amount was estimated to be fair value. The fair value of accrued interest receivable/payable balances were determined using inputs and fair value measurements commensurate with the asset or liability from which the accrued interest is generated.
Fair values for available for sale and held to maturity debt securities, which include primarily debt securities issued by U.S. government sponsored agencies, were based on quoted market prices for similar securities.
Fair values for equity securities, which consist of investments in a qualified community reinvestment fund, were based on quoted market prices.
Loans were valued using the exit price notion. The fair value was estimated using market quotes for similar assets or the present value of future cash flows, discounted using a market rate for similar products and giving consideration to estimated prepayment risk and credit risk. The fair value of loans was determined utilizing estimates resulting in a Level 3 classification.
Impaired loans were measured for impairment based on the present value of expected future cash flows discounted at the loans' effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral (net of estimated costs to sell) if the loan is collateral dependent. The fair value of impaired loans was determined utilizing estimates resulting in a Level 3 classification.
It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.
The fair value of servicing rights was determined using a valuation model that utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data.
The fair values of derivatives were based on valuation models using observable market data as of the measurement date.
Fair values for fixed-rate time deposits were estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for time deposits with similar remaining maturities. For deposits with no contractual maturity, the fair value was assumed to equal the carrying value.
The fair value of FHLB advances was estimated based on discounting the future cash flows using the market rate currently offered for similar terms.
The fair value of subordinated debentures was based on an indication of value provided by a third-party broker.
For senior debt, the fair value was based on an indication of value provided by a third-party broker.

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments were as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2021:
Financial assets:
Cash, cash equivalents and restricted cash	$81,641	$81,641	$81,641	$—	$—
Debt securities:
Available for sale	639,682	639,682	—	639,682	—
Held to maturity	5,684	5,991	—	5,991	—
Equity securities	11,826	11,826	—	11,826	—
Loans receivable, net	6,227,590	6,293,778	—	—	6,293,778
Accrued interest receivable	19,181	19,181	1	985	18,195
FHLB stock	25,122	N/A	N/A	N/A	N/A
Interest rate swap	127	127	—	127	—
Financial liabilities:
Deposits	$5,391,908	$5,410,785	$2,184,623	$3,226,162	$—
FHLB advances	840,947	862,213	—	862,213	—
Junior subordinated deferrable interest debentures	61,857	61,139	—	61,139	—
Senior debt	94,570	109,510	—	109,510	—
Accrued interest payable	734	734	—	734	—
Interest rate swaps	3,872	3,872	—	3,872	—
As of December 31, 2020:
Financial assets:
Cash, cash equivalents and restricted cash	$178,861	$178,861	$178,861	$—	$—
Debt securities:
Available for sale	593,734	593,734	—	593,734	—
Held to maturity	7,467	7,870	—	7,870	—
Equity securities	12,037	12,037	—	12,037	—
Loans receivable, net	6,003,602	6,076,994	—	—	6,076,994
Accrued interest receivable	18,795	18,795	—	990	17,805
FHLB stock	25,122	N/A	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,264,329	$5,290,316	$2,022,133	$3,268,183	$—
FHLB advances	806,747	833,930	—	833,930	—
Junior subordinated deferrable interest debentures	61,857	60,526	—	60,526	—
Senior debt	94,539	102,096	—	102,096	—
Accrued interest payable	1,388	1,388	—	1,388	—
Interest rate swaps	7,258	7,258	—	7,258	—
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

Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2021 and December 31, 2020.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2021:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$189,588	$—	$189,588	$—
Commercial MBS and CMOs	406,529	—	406,529	—
Agency bonds	13,264	—	13,264	—
Other ABS	30,301	—	30,301	—
Total available for sale debt securities	$639,682	$—	$639,682	$—
Equity securities	$11,826	$—	$11,826	$—
Mortgage servicing rights	1,428	—	—	1,428
Interest rate swap	127	—	127	—
Financial Liabilities:
Interest rate swaps	3,872	—	3,872	—
As of December 31, 2020:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$216,724	$—	$216,724	$—
Commercial MBS and CMOs	361,988	—	361,988	—
Agency bonds	15,022	—	15,022	—
Total available for sale debt securities	$593,734	$—	$593,734	$—
Equity securities	$12,037	$—	$12,037	$—
Mortgage servicing rights	1,599	—	—	1,599
Financial Liabilities:
Interest rate swaps	7,258	—	7,258	—
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2021 or 2020.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date.

At both March 31, 2021 and December 31, 2020, there were no assets or liabilities measured at fair value on a non-recurring basis and no other real estate owned.
13.     VARIABLE INTEREST ENTITIES ("VIE")
The Company is involved with VIEs through its loan securitization activities. The Company evaluated its association with VIEs for consolidation purposes. Specifically, a VIE is to be consolidated by its primary beneficiary, the entity that has both the power to direct the activities that most significantly impact the VIE, and a variable interest that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest whose value fluctuates with the changes in the value of the VIE's assets and liabilities. The assessment includes an evaluation of the Company's continuing involvement with the VIE and the nature and significance of its variable interests.

Multifamily loan securitization
With respect to the securitization transaction with Freddie Mac which settled September 27, 2017, the Company's variable interests reside with a reimbursement agreement entered into with Freddie Mac that obligates the Company to reimburse Freddie Mac for defaulted contractual principal and interest payments identified after the ultimate resolution of any defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool. As part of the securitization transaction, the Company released all servicing obligations and rights to Freddie Mac who was designated as the Master Servicer. As Master Servicer, Freddie Mac appointed the Company with sub-servicing obligations, which include obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans. The servicing of defaulted loans and foreclosed loans was assigned to a separate third party entity, independent of the Company and Freddie Mac. Freddie Mac, in its capacity as Master Servicer, can terminate the Company in its role as sub-servicer and direct such responsibilities accordingly. In evaluating the variable interests and continuing involvement in the VIE, the Company determined that it does not have the power to make significant decisions or direct the activities that most significantly impact the economic performance of the VIE's assets and liabilities. As sub-servicer of the loans, the Company does not have the authority to make significant decisions that influence the value of the VIE's net assets and therefore, is not the primary beneficiary of the VIE. Hence, the Company determined that the VIE associated with the multifamily securitization should not be included in the consolidated financial statements of the Company.
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $959 thousand as of both March 31, 2021 and December 31, 2020 based upon an analysis of quantitative and qualitative data of the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation.
14.     LOAN SALE AND SECURITIZATION ACTIVITIES
The Company periodically sells loans as part of its business operations and overall management of liquidity, assets and liabilities, and financial performance. The transfer of loans is executed in securitization or sale transactions. With respect to sale transactions, the Company's continuing involvement may or may not include ongoing servicing responsibilities and general representations and warranties. With respect to securitization sales, the Company executed its first and only transaction to date on September 27, 2017 with Freddie Mac. The transaction involved the sale of $626.0 million in originated multifamily loans through a Freddie Mac sponsored transaction. The Company's continuing involvement includes sub-servicing responsibilities, general representations and warranties, and a limited reimbursement obligation.
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If the Bank's capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At March 31, 2021, the Bank’s net worth was $756.1 million which equates to its Tier 1 capital of $748.8 million plus goodwill of $3.3 million and accumulated other comprehensive income related to net unrealized gains on available for sale securities of $4.0 million.
General representations and warranties associated with loan sales and the securitization transaction require the Company to uphold various assertions that pertain to the underlying loans at the time of the transaction, including, but not limited to, compliance with relevant laws and regulations, absence of fraud, enforcement of liens, no environmental damages, and maintenance of relevant environmental insurance. Such representations and warranties are limited to those that do not meet the quality represented at the transaction date and do not pertain to a decline in value or future payment defaults. In circumstances where the Company breaches its representations and warranties, the Company would generally be required to cure such instances through a repurchase or substitution of the subject loan(s).
With respect to the securitization transaction, the Company also has continuing involvement through a reimbursement agreement executed with Freddie Mac. To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of September 27, 2017.
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Proceeds from loan sales	$—	$—
Servicing fees	171	270
The following table provides information about the loans transferred through sales or securitization and not recorded in the consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of March 31, 2021:
Principal balance of loans	$15,800	$259,604
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2020:
Principal balance of loans	$17,423	$302,333
Loans 90+ days past due	—	—
Charge-offs, net	—	—
15.     COMMITMENTS AND CONTINGENCIES
Financial Instruments With Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments represent commitments to originate fixed and variable rate loans and loans in process, and involve, to varying degrees, credit risk and interest rate risk in excess of the amount recognized in the Company’s consolidated statements of financial condition. The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments to originate loans and lines of credit as it does for on-balance sheet instruments. As it relates to interest rate risk, the Company's exposure is generally limited to increases in interest rates that may result during the short period of time between the commitment and funding of fixed rate credit facilities and adjustable rate credit facilities with initial fixed rate periods. The limited timing risk associated with these credit facilities are considered within the Company's asset liability management process.
Commitments to fund loans and lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have expiration dates or other termination clauses. In addition, external market forces may impact the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements.
At March 31, 2021 and December 31, 2020, the Company had outstanding commitments of approximately $141.8 million and $116.9 million, respectively, for loans and lines of credit. Unfunded commitment reserves totaled $60 thousand and $59 thousand at March 31, 2021 and December 31, 2020, respectively.

Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2021 and 2030, with certain leases containing either three, five or ten year renewal options. At March 31, 2021, minimum commitments under these non-cancellable leases, before considering renewal options, were:

(Dollars in thousands)
April 1 - December 31, 2021	$3,379
2022	3,666
2023	2,427
2024	1,453
2025	994
Thereafter	1,661
Total	$13,580
Rent expense under operating leases was $1.2 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively. Sublease income earned was $207 thousand and $191 thousand for the three months ended March 31, 2021 and 2020, respectively.

Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured portions of these balances are limited to $250 thousand per institution based on FDIC insurance limits. At March 31, 2021 and December 31, 2020, the Company had $26.6 million and $26.0 million, respectively, in uninsured available cash balances. Additionally, the Company had $4.9 million and $8.9 million in restricted cash as collateral for its interest rate swap agreements at a correspondent bank as of March 31, 2021 and December 31, 2020, respectively. The Company periodically monitors the financial condition and capital adequacy of these correspondent banks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at March 31, 2021 and December 31, 2020 and our results of operations for the three months ended March 31, 2021 and 2020, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021 (our “Annual Report”) and with the accompanying Notes to Unaudited Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings, the discussion and analysis relates to activities primarily conducted by the Bank.

Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Gardena, California with $7.1 billion in assets at March 31, 2021. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.

Selected Financial Data
The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three months ended March 31, 2021 and 2020 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data for the three months ended December 31, 2020 are derived from our unaudited consolidated financial statements. The selected historical consolidated financial data as of December 31, 2020 (except as otherwise noted below) are derived from our audited consolidated financial statements in our previously filed Annual Report. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Statements of Income and Financial Condition Data
Net Income	$18,411	$8,701	$7,576
Pre-tax, pre-provision net earnings (1)	$23,624	$12,359	$16,054
Total assets	$7,078,974	$6,906,104	$7,074,050
Per Common Share
Diluted earnings per share	$0.35	$0.17	$0.14
Book value per share	$11.95	$11.75	$11.11
Tangible book value per share (1)	$11.88	$11.69	$11.05
Selected Ratios
Return on average:
Assets	1.05%	0.49%	0.43%
Stockholders' equity	11.82%	5.63%	4.92%
Dividend payout ratio	16.34%	34.64%	42.77%
Net interest margin	2.23%	2.13%	1.84%
Efficiency ratio (1)	39.47%	67.23%	51.22%
Noninterest expense to average assets	0.88%	1.44%	0.96%
Loan to deposit ratio	116.31%	114.92%	117.65%
Credit Quality Ratios
Allowance for loan losses to loans	0.70%	0.76%	0.65%
Allowance for loan losses to nonperforming loans	650.99%	732.04%	729.54%
Nonperforming assets to total assets	0.09%	0.09%	0.08%
Net (recoveries) charge-offs to average loans	(0.00)%	(0.01)%	0.04%
Capital Ratios
Tier 1 leverage ratio	9.71%	9.45%	9.39%
Total risk-based capital ratio	18.55%	18.60%	17.47%

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

Our most significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2020, included in our Annual Report. We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.

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

Changes in the fair value of debt securities available for sale and derivatives designated as effective cash flow hedges are recorded in our consolidated statements of financial condition and comprehensive income (loss) while changes in the fair value of equity securities, loans held for sale and other derivatives are recorded in the consolidated statements of financial condition and in the unaudited consolidated statements of income.

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

Pre-tax, pre-provision net earnings is defined as net income before taxes and provision for loan losses. We believe the most directly comparable GAAP financial measure is income before taxes. Disclosure of this measure enables investors to compare our operations to those of other banking companies before consideration of taxes and provision expense. Efficiency ratio is defined as noninterest expenses divided by operating revenue, which is equal to net interest income plus noninterest income. Tangible book value per share is defined as tangible stockholders' equity divided by period end shares outstanding. For the three months ended December 31, 2020, we calculated a pro forma net income and efficiency ratio to reverse the impact of a material non-recurring cost incurred in connection with the prepayment of long-term FHLB borrowings. We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our consolidated statements of financial condition, results of income and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or For the Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2021	December 31, 2020	March 31, 2020
Pre-tax, Pre-provision Net Earnings
Income before taxes	$26,124	$12,359	$10,754
Plus: (Reversal of) provision for loan losses	(2,500)	—	5,300
Pre-tax, pre-provision net earnings	$23,624	$12,359	$16,054
Efficiency Ratio
Noninterest expense (numerator)	$15,404	$25,353	$16,859
Net interest income	$38,719	$37,248	$32,115
Noninterest income	309	464	798
Operating revenue (denominator)	$39,028	$37,712	$32,913
Efficiency ratio	39.47%	67.23%	51.22%
Pro Forma Efficiency Ratio
Noninterest expense		$25,353
Less: Non-recurring noninterest expense item, before income taxes		(10,443)
Pro forma noninterest expense (numerator)		$14,910
Operating revenue (denominator)		$37,712
Pro forma efficiency ratio		39.54%
Pro Forma Net Income
Net income		$8,701
Add: Non-recurring noninterest expense item, net of income taxes		7,352
Pro forma net income		$16,053

Tangible Book Value Per Share
Total assets	$7,078,974	$6,906,104	$7,074,050
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	7,075,677	6,902,807	7,070,753
Less: Total liabilities	(6,455,005)	(6,292,413)	(6,470,710)
Tangible stockholders' equity (numerator)	$620,672	$610,394	$600,043
Period end shares outstanding (denominator)	52,231,912	52,220,266	54,286,465
Tangible book value per share	$11.88	$11.69	$11.05

Results of Operations - Three Months Ended March 31, 2021 and 2020

Overview

For the three months ended March 31, 2021, our net income was $18.4 million as compared to $7.6 million for the same period last year. The increase of $10.8 million, or 143.0%, was attributed primarily to a decrease in provision for loan losses of $7.8 million, an increase in net interest income of $6.6 million and a decrease in noninterest expense of $1.5 million, partially offset by an increase of $4.5 million in income tax expense. Pre-tax, pre-provision net earnings increased by $7.6 million, or 47.2%, for the three months ended March 31, 2021 as compared to the same period last year.

Net Interest Income

Net interest income increased by $6.6 million, or 20.6%, to $38.7 million for the three months ended March 31, 2021 from $32.1 million for the same period last year. Net interest income was primarily impacted by a $13.0 million decrease in interest expense on deposits due to a 100 basis point decline in the cost of interest-bearing deposits. Additionally, interest expense on FHLB advances decreased $1.6 million due to declines in the average balance and cost of FHLB advances of $155.0 million and 35 basis points, respectively, as compared to the same period last year. The decreases in interest expense were partially offset by decreases of $6.6 million and $1.3 million in interest income on loans and investments, respectively, primarily due to decreases in their yields of 41 basis points and 77 basis points, respectively.

Our net interest margin of 2.23% during the three months ended March 31, 2021 increased from 1.84% during the same period last year. The improvement in our net interest margin was primarily due to the 91 basis point decline in the cost of interest-bearing liabilities, which benefited from the general decline in market interest rates which began in August 2019, but, in March 2020, dropped precipitously following the declaration of the pandemic. As discussed above, this decline in the cost of interest-bearing liabilities was partially offset by a 46 basis point decline in the yield on interest-earning assets during the quarter ended March 31, 2021.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended March 31, 2021 and 2020. The average balances are daily averages.

	For the Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,122,614	$37,555	3.64%	$4,009,477	$40,594	4.05%
Single family residential	1,823,869	13,858	3.04%	1,979,005	17,390	3.51%
Commercial real estate	202,798	2,315	4.57%	204,118	2,355	4.61%
Construction, land and NM	22,154	330	6.04%	21,334	366	6.90%
Total loans (1)	6,171,435	54,058	3.50%	6,213,934	60,705	3.91%
Investment securities	614,500	1,982	1.29%	641,556	3,303	2.06%
Cash, cash equivalents and restricted cash	152,974	51	0.14%	113,196	317	1.13%
Total interest-earning assets	6,938,909	56,091	3.23%	6,968,686	64,325	3.69%
Noninterest-earning assets (2)	59,043			66,756
Total assets	$6,997,952			$7,035,442
Interest-Bearing Liabilities
Transaction accounts	$345,500	343	0.40%	$226,879	572	1.00%
Money market demand accounts	1,837,366	2,687	0.58%	1,358,219	4,139	1.21%
Time deposits	3,042,619	8,576	1.13%	3,569,897	19,870	2.21%
Total deposits	5,225,485	11,606	0.89%	5,154,995	24,581	1.89%
FHLB advances	838,851	3,933	1.90%	993,890	5,558	2.25%
Junior subordinated debentures	61,857	258	1.69%	61,857	493	3.21%
Senior debt	94,550	1,575	6.66%	94,427	1,578	6.68%
Total interest-bearing liabilities	6,220,743	17,372	1.12%	6,305,169	32,210	2.03%
Noninterest-bearing deposit accounts	89,626			46,315
Other noninterest-bearing liabilities	64,669			67,827
Total liabilities	6,375,038			6,419,311
Total stockholders' equity	622,914			616,131
Total liabilities and stockholders' equity	$6,997,952			$7,035,442

Net interest spread (3)			2.11%			1.66%
Net interest income/margin (4)		$38,719	2.23%		$32,115	1.84%
(1)     Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $4.6 million and $3.7 million for the three months ended March 31, 2021 and 2020, respectively.
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

	Three Months Ended March 31, 2021 vs 2020
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$1,130	$(4,169)	$(3,039)
Single family residential	(1,304)	(2,228)	(3,532)
Commercial real estate	(17)	(23)	(40)
Construction, land and NM	13	(49)	(36)
Total loans	(178)	(6,469)	(6,647)
Investment securities	(134)	(1,187)	(1,321)
Cash, cash equivalents and restricted cash	84	(350)	(266)
Total interest-earning assets	(228)	(8,006)	(8,234)
Interest-Bearing Liabilities
Transaction accounts	210	(439)	(229)
Money market demand accounts	1,141	(2,593)	(1,452)
Time deposits	(2,621)	(8,673)	(11,294)
Total deposits	(1,270)	(11,705)	(12,975)
FHLB advances	(813)	(812)	(1,625)
Junior subordinated debentures	—	(235)	(235)
Senior debt	2	(5)	(3)
Total interest-bearing liabilities	(2,081)	(12,757)	(14,838)

Net Interest Income	$1,853	$4,751	$6,604

Total interest income decreased by $8.2 million, or 12.8%, for the three months ended March 31, 2021 as compared to the same period last year. Interest income from loans decreased $6.6 million, to $54.1 million, from $60.7 million for the same period last year. The decline was primarily due to a 41 basis point decrease in our loan yield, as compared to the same period last year, due to the prepayment of higher yielding loans, which were being replaced by loans at lower interest rates, and a net increase of $3.0 million in the cost of our interest rate swaps. Additionally, interest income on investments decreased $1.3 million, compared to the same period last year, due to a decrease in the average yield on investment securities of 77 basis points primarily caused by variable rate securities repricing to lower current interest rates, as well as the accelerated prepayment of securities backed by mortgages, which have been replaced with more recently purchased, lower yielding securities.

The volume of new loan originations totaled $391.0 million and $312.7 million for the three months ended March 31, 2021 and 2020, respectively. The weighted average rate on these new loans for the three months ended March 31, 2021 was 3.35% as compared to 3.98% for the same period last year. The decline in the average coupon on originations was primarily due to a decline in market interest rates, as well as competitive pricing pressures. In addition to these loan originations, during the quarter we purchased a $287.8 million pool of lower yielding, fixed rate, single family loans which had a weighted average interest rate and maturity of 2.31% and 26.4 years, respectively. The purchase was a strategic response to continued elevated loan prepayments and will further benefit our community reinvestment efforts. We also entered into a swap agreement, with a notional amount of $350.0 million, to partially hedge the interest rate risk associated with this single family loan pool purchase. Loan prepayment speeds were 24.6% and 19.6% during the three months ended March 31, 2021 and 2020, respectively. The weighted average rate on loan payoffs/curtailments during the three months ended March 31, 2021 was 4.03% as compared to 4.32% for the same period last year.

Total interest expense decreased $14.8 million, to $17.4 million, for the three months ended March 31, 2021 from $32.2 million for the same period last year. Interest expense on deposits decreased $13.0 million, to $11.6 million, for the three months ended March 31, 2021 from $24.6 million for the same period last year. The decrease was primarily due to a 100 basis point decline in the cost of interest-bearing deposits predominantly due to our deposit portfolio repricing to lower current market interest rates. The average balance of time deposits decreased by

$527.3 million compared to the same period last year primarily due to a decline in broker deposits as maturing time deposits were intentionally not replaced for the purpose of reducing excess, low yielding liquidity caused by retail deposit growth along with minimal loan growth. Additionally, interest expense on FHLB advances decreased $1.6 million due to a decline in the average balance and cost of FHLB advances of $155.0 million and 35 basis points, respectively, as compared to the same period last year. These declines were primarily due to the early payoff, in December 2020, of $150.0 million in FHLB advances with a weighted average interest rate of 2.95%. We use both deposits and FHLB advances to fund net loan growth. We also use FHLB advances as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

For the quarter ended March 31, 2021, we recorded a reversal of loan loss provisions of $2.5 million, compared to recording loan loss provisions of $5.3 million for the same period last year. The loan loss provisions reversed during the three months ended March 31, 2021 were primarily caused by reduced reserve requirements due to improvement in the level of our criticized loans, as well as positive trends related to loans initially impacted by the pandemic, partially offset by additional reserves required in connection with the single family loan pool purchase, discussed above.
Nonperforming loans totaled $6.7 million, or 0.11% of total loans, at March 31, 2021, compared to $6.3 million, or 0.10%, and $5.6 million, or 0.09%, of total loans, at December 31, 2020 and March 31, 2020, respectively. Total criticized loans totaled $34.1 million at March 31, 2021, as compared to $57.0 million and $35.0 million at December 31, 2020 and March 31, 2020, respectively. The decline in criticized loans from the prior year end was primarily attributable to the continued performance of our loans that were initially impacted by the pandemic. Of the total 284 loans granted COVID-19 related payment deferral modifications, 253 had returned to monthly payments and 30 had paid off in full as of March 31, 2021. Only one loan remained on payment deferral at the end of March, and that loan returned to scheduled payments in April. In addition, the Company's exposure to nonresidential commercial real estate remains limited, totaling $198.8 million, or 3.2% of our loan portfolio.

Our allowance for loan losses as a percentage of total loans was 0.70% at March 31, 2021 as compared to 0.76% and 0.65% at December 31, 2020 and March 31, 2020, respectively. As of March 31, 2021, the additional qualitative factors established in conjunction with the pandemic remained unchanged from December 31, 2020 and approximated $8.7 million at quarter end.

Noninterest Income

Noninterest income decreased by $489 thousand, or 61.3%, to $309 thousand for the three months ended March 31, 2021 from $798 thousand for the same period last year. The following table presents the major components of our noninterest income:

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$367	$535	(168)	(31.4)%
Fee income	85	(38)	123	(323.7)%
Other	(143)	301	(444)	(147.5)%
Total noninterest income	$309	$798	$(489)	(61.3)%
The decrease in noninterest income for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, was primarily due to a decrease in the fair value of equity securities of $211 thousand during the current quarter compared to an increase of $188 thousand during the same period last year. Additionally, FHLB dividends declined due to a decrease in the FHLB dividend rate from 7% to 5% during the three months ended March 31, 2021, compared to the same period last year.

Noninterest Expense

Noninterest expense decreased $1.5 million, or 8.6%, to $15.4 million for the three months ended March 31, 2021 from $16.9 million for the three months ended March 31, 2020. The following table presents the components of our noninterest expense:

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$10,380	$11,205	$(825)	(7.4)%
Deposit insurance premium	472	476	(4)	(0.8)%
Professional and regulatory fees	484	431	53	12.3%
Occupancy	1,215	1,140	75	6.6%
Depreciation and amortization	655	669	(14)	(2.1)%
Data processing	973	967	6	0.6%
Marketing	292	875	(583)	(66.6)%
Other expenses	933	1,096	(163)	(14.9)%
Total noninterest expense	$15,404	$16,859	$(1,455)	(8.6)%
The decrease in noninterest expense during the quarter ended March 31, 2021, compared to the same period last year was primarily attributable to an $825 thousand decrease in compensation costs mainly due to increased capitalized salary amounts related to greater loan production, as well as higher post-employment related retirement benefits in the prior year period resulting from a decline in long-term interest rates in March 2020. Additionally, marketing expenses decreased $583 thousand primarily due to a decline in costs incurred in connection with deposit gathering campaigns.
Income Tax Expense

For the three months ended March 31, 2021, we recorded income tax expense of $7.7 million as compared to $3.2 million for the same period last year with effective tax rates of 29.5% and 29.6%, respectively. Compared to the same period last year, the increase in income tax expense was due to our higher pre-tax earnings during the current quarter.

Financial Condition - As of March 31, 2021 and December 31, 2020

Total assets at March 31, 2021 were $7.1 billion, an increase of $172.9 million, or 2.5%, from December 31, 2020. The increase was primarily due to a $221.5 million increase in loans and a $44.0 million increase in investment securities, partially offset by a $97.2 million decrease in cash as compared to December 31, 2020, as the Company deployed excess liquidity. Total liabilities were $6.5 billion at quarter end, an increase of $162.6 million, or 2.6%, from December 31, 2020. The increase in total liabilities was primarily attributable to growth in our deposits of $127.6 million and an increase in FHLB advances of $34.2 million compared to December 31, 2020.

Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of March 31, 2021 and December 31, 2020, our total loans amounted to $6.3 billion and $6.0 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of March 31, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	% of total	Amount	% of total
Real estate loans
Multifamily residential	$4,084,645	65.6%	$4,075,893	67.9%
Single family residential	1,917,454	30.8%	1,700,119	28.3%
Commercial real estate	198,845	3.2%	202,189	3.4%
Construction and land	22,441	0.4%	22,141	0.4%
Non-mortgage	100	0.0%	100	0.0%
Total loans before deferred items	6,223,485	100.0%	6,000,442	100.0%
Deferred loan costs, net	47,871		49,374
Total loans	$6,271,356		$6,049,816
The relative composition of the loan portfolio has not changed significantly over the past few years. Our primary focus remains multifamily real estate lending, which constituted 66% and 68% of our portfolio at March 31, 2021 and December 31, 2020, respectively. Single family residential lending is our secondary lending emphasis and represented 31% and 28% of our portfolio at March 31, 2021 and December 31, 2020, respectively. The increase in single family residential loans during the quarter ended March 31, 2021 was due to the purchase of a $287.8 million pool of single family loans, as previously discussed. These loans are located in California and were initially underwritten to government sponsored agency uniform standards with average credit metrics that are generally consistent with, or more conservative than, our existing single family loan portfolio.

We recognize that our multifamily and single family residential loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 568.2% and 575.3% as of March 31, 2021 and December 31, 2020, respectively. Our single family loans as a percentage of risk-based capital were 268.1% and 241.8% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At March 31, 2021, 63%, 26% and 9% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 62%, 26% and 10%, respectively, at December 31, 2020.

Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual evaluations of income property loans and semi-annual stress testing.

We had a small portfolio of construction loans with commitments (funded and unfunded) totaling $34.3 million and $34.7 million at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the average commitments for our single family and multifamily residential construction loans were $3.0 million and $6.4 million, respectively. Our construction lending typically focuses on single family residential projects with completed values of $5.0 million or less and multifamily projects with loan commitments of $15.0 million or less.

The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Loan Inflows:
Multifamily residential	$248,604	$185,056
Single family residential	138,064	115,591
Commercial real estate	2,000	4,940
Construction and land	2,351	7,154
Purchases	287,751	20,380
Total loans originated and purchased	678,770	333,121

Loan Outflows:
Loan principal reductions and payoffs	(451,537)	(360,333)
Portfolio loan sales	—	—
Other (1)	(5,693)	14,549
Total loan outflows	(457,230)	(345,784)
Net change in total loan portfolio	$221,540	$(12,663)

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loan costs, fair value adjustments and, to the extent applicable, may include foreclosures, charge-offs, negative amortization and interest capitalized as a result of COVID-19 modifications.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At March 31, 2021, our multifamily real estate portfolio had an average loan balance of $1.6 million, an average unit count of 14.5 units, a weighted average loan to value of 56.4% and a weighted average debt service coverage ratio of 1.55, as compared to an average loan balance of $1.6 million, an average unit count of 14.6 units, a weighted average loan to value of 56.6% and a weighted average debt service coverage ratio of 1.54 at December 31, 2020.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide loans to refinance single family properties. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At March 31, 2021, our single family residential real estate portfolio had an average loan balance of $810 thousand, a weighted average loan to value of 62.0% and a weighted average credit score at origination/refreshed of 757. At December 31, 2020, our single family residential real estate portfolio had an average loan balance of $941 thousand, a weighted average loan to value of 63.9% and a weighted average credit score at origination/refreshed of 751. Compared to the prior year end, the declines in the average loan balance and weighted average loan to value, as well as the improvement in the weighted average credit score were due to the single family loan pool purchase, previously discussed.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on nonresidential commercial real estate. Our commercial real estate loans are generally used to finance the purchase or refinance of established multi-tenant industrial, office and retail sites. At March 31, 2021, our commercial real estate portfolio had an average loan balance of $2.1 million, a weighted average loan to value of 54.9% and a weighted average debt service coverage ratio of 1.52, as compared to an average loan balance of $2.1 million, a weighted average loan to value of 55.1% and a weighted average debt service coverage ratio of 1.52 at

December 31, 2020. Lending in nonresidential commercial real estate has been intentionally limited since the start of the pandemic.
Other. Other categories of loans included in our portfolio include construction, land and non-mortgage loans. Construction loans consist of single family and multifamily construction projects. The non-mortgage loans in our portfolio were provided in support of community reinvestment efforts.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
As of March 31, 2021:
Loans
Real estate mortgage loans:
Multifamily residential	$21	$4,891	$4,079,733	$4,084,645
Single family residential	23	834	1,916,597	1,917,454
Commercial real estate	—	2,759	196,086	198,845
Construction and land	22,380	61	—	22,441
Non-mortgage	—	—	100	100
Total loans	$22,424	$8,545	$6,192,516	$6,223,485

Fixed interest rates	$—	$213	$307,556	$307,769
Floating or hybrid adjustable rates	22,424	8,332	5,884,960	5,915,716
Total loans	$22,424	$8,545	$6,192,516	$6,223,485
As of December 31, 2020:
Loans
Real estate mortgage loans:
Multifamily residential	$9	$6,336	$4,069,548	$4,075,893
Single family residential	35	1,143	1,698,941	1,700,119
Commercial real estate	—	4,451	197,738	202,189
Construction and land	18,930	3,211	—	22,141
Non-mortgage	—	—	100	100
Total loans	$18,974	$15,141	$5,966,327	$6,000,442

Fixed interest rates	$—	$11	$24,846	$24,857
Floating or hybrid adjustable rates	18,974	15,130	5,941,481	5,975,585
Total loans	$18,974	$15,141	$5,966,327	$6,000,442
Our fixed interest rate loans generally consist of 30 and 40-year loans that are primarily secured by single family residential properties, often in conjunction with our efforts to provide affordable housing financing to low-to-moderate income individuals. The increase in fixed rate loans at March 31, 2021 is due to our purchase of a pool of fixed rate single family loans during the current quarter, as discussed above. Our floating and adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of three to ten years and then convert to quarterly or semi-annual repricing adjustments thereafter. As of March 31, 2021 and December 31, 2020, $4.4 billion and $4.3 billion, respectively, of our floating or hybrid adjustable rate loans were at their floor rates. The weighted average minimum interest rate on loans at their floor rates was 3.97% and 4.03% at March 31, 2021 and December 31, 2020, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.2 billion and $5.3 billion at March 31, 2021 and December 31, 2020, respectively. These loans had a weighted average term to first repricing date of 3.28 years and 3.26 years at March 31, 2021 and December 31, 2020, respectively.

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

In conjunction with the passage of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), as well as the revised interagency guidance issued in April 2020, "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)", banks have been provided the option, for loans meeting specific criteria, to temporarily suspend certain requirements under GAAP related to TDRs for a limited time to account for the effects of COVID-19. As a result, the Company did not recognize eligible COVID-19 loan modifications as TDRs. Additionally, loans qualifying for these modifications were not required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification.

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Non-accrual loans
Multifamily residential portfolio	$2,087	$522
Single family residential portfolio	4,636	5,791
Total non-accrual loans	6,723	6,313
Real estate owned	—	—
Total nonperforming assets	$6,723	$6,313
Performing TDRs	$1,247	$1,260
Allowance for loan losses to period end nonperforming loans	650.99%	732.04%
Nonperforming loans to period end loans	0.11%	0.10%
Nonperforming assets to total assets	0.09%	0.09%
Nonperforming loans plus performing TDRs to total loans	0.13%	0.13%

When assessing whether a loan should be placed on non-accrual status because contractual payments appear doubtful, consideration is given to information we collect from third parties and our borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.
For the three months ended March 31, 2021 and 2020, $62 thousand and $22 thousand, respectively, in interest income was recognized on non-accrual loans subsequent to their classification as non-accrual. For the three months ended March 31, 2021 and 2020, the Company recorded $11 thousand and $16 thousand, respectively, of interest income related to performing TDR loans. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $16 thousand and $71 thousand for the three months ended March 31, 2021 and 2020, respectively.

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Allowance for loan losses at beginning of period	$46,214	$36,001
Charge-offs:
Single family residential	—	(722)
Total charge-offs	—	(722)
Recoveries:
Single family residential	2	3
Construction and land	50	75
Total recoveries	52	78
Net recoveries (charge-offs)	52	(644)
(Reversal of) provision for loan losses	(2,500)	5,300
Allowance for loan losses at period end	$43,766	$40,657
Allowance for loan losses to period end loans held for investment	0.70%	0.65%
Annualized net (recoveries) charge-offs to average loans	(0.00)%	0.04%

Investment Portfolio

Our investment portfolio is generally comprised of government agency securities which are high-quality liquid investments under Basel III. The portfolio is primarily maintained to serve as a contingent, on-balance sheet source of liquidity and as such, is kept unencumbered. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk which is reflective in the yields obtained on those securities. Most of our securities are classified as available for sale, although we occasionally purchase long-term fixed rate mortgage backed securities or municipal securities for community reinvestment purposes and classify those as held to maturity. In addition, we have equity securities which consist of investments in a qualified community reinvestment fund.

The following table presents the book value of our investment portfolio as of the dates indicated:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$189,588	28.85%	$216,724	35.34%
Commercial MBS and CMOs	406,529	61.86%	361,988	59.03%
Agency bonds	13,264	2.02%	15,022	2.45%
Other asset backed securities	30,301	4.61%	—	—%
Total available for sale debt securities	639,682	97.34%	593,734	96.82%
Held to maturity:
Government Sponsored Entities:
Residential MBS	5,610	0.85%	7,391	1.21%
Other investments	74	0.01%	76	0.01%
Total held to maturity debt securities	5,684	0.86%	7,467	1.22%
Equity securities	11,826	1.80%	12,037	1.96%
Total investment securities	$657,192	100.00%	$613,238	100.00%

At March 31, 2021, there was no issuer, other than U.S. government agencies, where the aggregate book value or market value of such issuer’s securities held by the Company exceeded 10% of our stockholders’ equity.

Deposits

Representing 83.5% of our total liabilities as of March 31, 2021, deposits are our primary source of funding for our business operations. We have historically maintained and grown our deposit customer base in various rate environments based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure and "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations and transaction accounts. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits from deposit brokers and/or the State of California.

Total deposits increased by $127.6 million, or 2.4%, to $5.4 billion at March 31, 2021 from $5.3 billion at December 31, 2020. The increase was entirely attributable to retail deposits gathered by our branch and specialty deposit teams. Time deposits represented 56.1% and 58.1% of total deposits at March 31, 2021 and December 31, 2020, respectively. We consider approximately 70.2% of our retail deposits at March 31, 2021 to be core deposits based on our internal methodology, which gives consideration to the tenure of customer relationships, product penetration and the relative cost of the deposit accounts.

Our loan to deposit ratio was 116.31% and 114.92% at March 31, 2021 and December 31, 2020, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth and to strategically manage our interest rate risk, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$89,626	—%	1.6%	$46,315	—%	0.9%
Interest-bearing transaction accounts	345,500	0.40%	6.5%	226,879	1.00%	4.4%
Money market demand accounts	1,837,366	0.58%	34.6%	1,358,219	1.21%	26.1%
Time deposits	3,042,619	1.13%	57.3%	3,569,897	2.21%	68.6%
Total	$5,315,111	0.87%	100.0%	$5,201,310	1.89%	100.0%

The following table sets forth the maturity of time deposits as of March 31, 2021:

(Dollars in thousands except for column headings)	Under $100,000	$100,000 and greater
Remaining maturity:
Three months or less	$186,389	$894,158
Over three through six months	145,667	896,768
Over six through twelve months	130,534	717,190
Over twelve months	13,214	38,366
Total	$475,804	$2,546,482
Percent of total deposits	8.82%	47.23%

The Company had time deposits that met or exceeded the FDIC insurance limit of $250 thousand of $1.4 billion at both March 31, 2021 and December 31, 2020, respectively. At the same dates, the Company had $50.0 million of wholesale deposits.
FHLB Advances and Other Borrowings

In addition to deposits, we utilize collateralized FHLB borrowings to fund our asset growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances increased $34.2 million, or 4.2%, to $840.9 million at March 31, 2021 compared to $806.7 million at December 31, 2020. As of both March 31, 2021 and December 31, 2020, the Bank had a FHLB letter of credit outstanding totaling $62.6 million.

Historically, we have utilized other instruments such as trust preferred securities and senior debt at the bank holding company level as a source of capital for our Bank to support asset growth. We have established two trusts (the "Trusts") of which we own all the common securities, that have issued trust preferred securities, ("Trust Securities"), to investors in private placement transactions. The proceeds of the securities qualify as Tier 1 capital under the applicable regulations for community banks with total assets less than $15 billion. In accordance with GAAP, the Trusts are not consolidated in our consolidated statements of financial condition but rather, the common securities are included in our other assets and the junior subordinated debentures ("Notes") issued to the Trusts are shown as a liability. The following table is a summary of our outstanding Trust Securities and related Notes as of the dates indicated:

	March 31, 2021		December 31, 2020		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	1.56%	$41,238	1.60%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	1.80%	$20,619	1.84%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
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

In 2014, we issued senior debt totaling $95.0 million to qualified institutional investors. These senior notes are unsecured, carry a fixed interest coupon of 6.5%, pay interest only on a quarterly basis and mature on September 30, 2024. The senior debt is redeemable at any time prior to August 31, 2024, at a redemption price equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the calculated rate for a U. S. Treasury security having a comparable remaining maturity, plus 30 basis points, plus in each case, accrued and unpaid interest. On or after September 1, 2024, the senior debt may be redeemed at 100% of the principal amount plus accrued and unpaid interest.

The following table presents information regarding our FHLB advances and other borrowings as of and for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
FHLB advances
Average amount outstanding during the period	$838,851	$993,890
Maximum amount outstanding at any month-end during the period	897,147	1,040,199
Balance outstanding at end of period	840,947	953,694
Weighted average maturity (in years)	1.4	2.6
Weighted average interest rate at end of period	1.82%	2.23%
Weighted average interest rate during the period	1.90%	2.25%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857
Weighted average maturity (in years)	15.8	16.8
Weighted average interest rate at end of period	1.64%	2.20%
Weighted average interest rate during the period	1.69%	3.21%

Senior unsecured term notes
Balance outstanding at end of period	$94,570	$94,447
Weighted average maturity (in years)	3.6	4.6
Weighted average interest rate at end of period	6.66%	6.68%
Weighted average interest rate during the period	6.66%	6.68%

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

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of the dates indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Outstanding at period end	$134,200	$—
Average amount outstanding	88,771	23,753
Maximum amount outstanding at any month end	190,400	63,000
Weighted average interest rate:
During period	0.14%	1.66%
End of period	0.14%	—%
Stockholders’ Equity

Stockholders’ equity totaled $624.0 million and $613.7 million at March 31, 2021 and December 31, 2020, respectively. The increase in stockholders' equity was primarily related to net income of $18.4 million, partially offset by dividends paid of $3.0 million, a decline in the fair value of available for sale investment securities of $2.7 million and stock repurchases of $2.1 million during the three months ended March 31, 2021.

During the current quarter, the Company repurchased 201,682 shares in connection with its stock repurchase program at an average price of $10.42 per share, or a 12.3% discount to tangible book value at March 31, 2021, and a total cost of $2.1 million. As of March 31, 2021, there were $16.5 million of authorized funds remaining under the current share repurchase program.

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

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commitments to fund loans and lines of credit	$141,780	$116,944
In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $959 thousand at both March 31, 2021 and December 31, 2020, respectively, which is included in other liabilities and accrued expenses in the consolidated statements of financial condition.

During the three months ended March 31, 2021, the Company entered into a two-year interest rate swap with a notional amount of $350.0 million to primarily hedge the interest rate risk related to a single family fixed rate loan pool purchased. During the year ended December 31, 2019, we entered into two, two-year swap agreements with an aggregate notional amount of $1.0 billion, maturing in June and August 2021, to hedge the interest rate risk related to certain hybrid multifamily loans which were in their fixed rate period. These three swaps involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amounts.

We guarantee distributions and payments for redemption or liquidation of the Trust Securities issued by the Trusts to the extent of funds held by the Trusts. Although this guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on our consolidated statements of financial condition as junior subordinated debentures held by the Trusts. The junior subordinated debentures currently qualify as Tier 1 capital under the Federal Reserve capital adequacy guidelines. With the exception of our obligations in connection with its Trust Securities and the other items detailed above, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

Contractual Obligations

The following table presents, as of March 31, 2021, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", Note 15. ‘‘Commitments and Contingencies,’’ in the notes to our unaudited consolidated financial statements in this Report.

		Payments Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$3,022,286	$2,970,706	$38,529	$13,051	$—
FHLB advances (1)	840,947	489,300	250,000	101,500	147
Senior debt (1)	95,000	—	—	95,000	—
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases	13,580	4,377	5,510	2,217	1,476
Significant contract (2)	8,591	1,682	3,364	3,364	181
Total	$4,042,261	$3,466,065	$297,403	$215,132	$63,661

(1) Amounts exclude interest
(2) We have one significant, long-term contract for core processing services which expires May 9, 2026. The actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using our year-to-date 2021 average monthly expense extrapolated over the remaining life of the contract.

We believe that we will be able to meet our contractual obligations as they come due. Adequate cash levels are expected through profitability, repayments from loans and securities, deposit gathering activity, access to borrowing sources and periodic loan sales.
Liquidity Management and Capital Adequacy

Liquidity Management

Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also could affect the Company’s liquidity risk profile and are considered in the assessment of liquidity management.

We continually monitor our liquidity position to ensure that our assets and liabilities are managed in a manner to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Management has established a comprehensive management process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Company, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the Board of Directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems including stress tests that are commensurate with the complexity of our business activities; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory, or operational impediments, that can be used to meet liquidity needs in stressful situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the Company’s liquidity risk management process.

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

Our total deposits at March 31, 2021 and December 31, 2020 were $5.4 billion and $5.3 billion, respectively. Based on the values of loans pledged as collateral, our $840.9 million of FHLB advances outstanding and our $62.6 million FHLB letter of credit outstanding, we had $839.3 million of additional borrowing capacity with the FHLB at March 31, 2021. Based on the values of loans pledged as collateral, we had $216.1 million of borrowing capacity with the FRB at March 31, 2021. There were no outstanding advances with the FRB at March 31, 2021. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at March 31, 2021, none of which were advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Available cash balances at correspondent banks, including amounts at the FRB, totaled $76.7 million at March 31, 2021.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of March 31, 2021 and December 31, 2020, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At March 31, 2021, the capital conservation buffer was 2.50%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of March 31, 2021
Tier 1 Leverage Ratio	$678,498	9.71%	$279,459	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	616,641	15.81%	175,486	4.50%	$272,978	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	678,498	17.40%	233,981	6.00%	331,474	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	723,360	18.55%	311,975	8.00%	409,468	10.50%	N/A	N/A
As of December 31, 2020
Tier 1 Leverage Ratio	$665,514	9.45%	$281,564	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	603,657	15.75%	172,420	4.50%	$268,209	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	665,514	17.37%	229,893	6.00%	325,682	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	712,837	18.60%	306,524	8.00%	402,313	10.50%	N/A	N/A
Luther Burbank Savings
As of March 31, 2021
Tier 1 Leverage Ratio	$748,808	10.72%	$279,319	4.00%	N/A	N/A	$349,149	5.00%
Common Equity Tier 1 Risk-Based Ratio	748,808	19.21%	175,396	4.50%	$272,838	7.00%	253,349	6.50%
Tier 1 Risk-Based Capital Ratio	748,808	19.21%	233,861	6.00%	331,303	8.50%	311,815	8.00%
Total Risk-Based Capital Ratio	793,670	20.36%	311,815	8.00%	409,257	10.50%	389,768	10.00%
As of December 31, 2020
Tier 1 Leverage Ratio	$729,054	10.36%	$281,453	4.00%	N/A	N/A	$351,816	5.00%
Common Equity Tier 1 Risk-Based Ratio	729,054	19.04%	172,340	4.50%	$268,085	7.00%	248,936	6.50%
Tier 1 Risk-Based Capital Ratio	729,054	19.04%	229,787	6.00%	325,532	8.50%	306,383	8.00%
Total Risk-Based Capital Ratio	776,377	20.27%	306,383	8.00%	402,128	10.50%	382,979	10.00%

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
Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of -100 to +400 basis points is a regulatory and banking industry practice. Because of the low level of market interest rates, we have not run these models with a yield curve shock beyond -100 basis points. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve.
Instantaneous parallel interest rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk, implement hedging transactions if the metric rises above policy limits for interest rate risk, and track the movement of the Company's interest rate risk position over a historical time frame for comparison purposes.
Our earnings are a function of collecting both a credit risk premium on our loans and an interest rate risk premium on our balance sheet position. The purpose of these premiums being to diversify our earnings position with both credit risk and interest rate risk, which tend to be negatively correlated historically for the Company. During weak economic times, our loan losses have been higher than normal, but the Federal Reserve will generally reduce short-term interest rates in an attempt to stimulate the economy and add liquidity. As a result, our interest rate spread will generally increase during those periods. During strong economic times, when the Federal Reserve raises short-term interest rates to dampen economic activity, the Company’s interest rate spread decreases. These periods have historically been indicative of inflation and real property value increases. As such, the decrease in net interest income is typically somewhat offset by declining loan losses in our loan portfolio. There is no guarantee, however, that the past countercyclical nature of our loan losses and our net interest spread declines will continue in the future.
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at March 31, 2021. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
March 31, 2021
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(8.2)	(4.8)%
+300 BP	(4.5)	(2.7)%
+200 BP	(2.0)	(1.2)%
+100 BP	(0.9)	(0.5)%
-100 BP	5.6	3.3%
The NII at Risk reported at March 31, 2021 reflects that our earnings are in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. During the three months ended March 31, 2021, our NII at Risk increased as compared to December 31, 2020 primarily due to loan growth and the steepening yield curve.
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

Interest Rate Risk to Capital (EVE)
March 31, 2021
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(278.6)	(44.5)%
+300 BP	(187.8)	(30.0)%
+200 BP	(114.9)	(18.4)%
+100 BP	(55.7)	(8.9)%
-100 BP	50.7	8.1%
The EVE reported at March 31, 2021 reflects that our market value of capital is in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. Consistent with the NII at Risk discussion above, during the three months ended March 31, 2021, our EVE increased as compared to December 31, 2020 primarily due to loan growth and the steepening yield curve.
Certain shortcomings are inherent in the NII at Risk and EVE analyses presented above. Both the NII at Risk and EVE simulations include assumptions regarding balances, asset prepayment speeds, deposit repricing and runoff and interest rate relationships among balances that we believe to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as nonparallel changes in the yield curve, may change our market risk exposure. Simulated results are not intended to be used as a forecast of the actual effect of changes in market interest rates on our results, but rather as a means to better plan and execute appropriate interest rate risk strategies.
Hedge Positions
In managing our market risk, our board of directors has authorized the ALCO to utilize long-term borrowings and derivatives, including interest rate caps and swaps, to mitigate on-balance sheet interest rate risk in accordance with regulations and our internal policy. We use or expect to use borrowings, interest rate caps and swaps as macro hedges against inherent rate sensitivity in our loan portfolio, other interest-earning assets and our interest-bearing liabilities. Positions for hedging purposes are undertaken as mitigation to exposure primarily from mismatches between assets and liabilities.
As of March 31, 2021, we were utilizing FHLB advances and interest rate swaps to hedge our liability sensitive interest rate risk position. During the three months ended March 31, 2021, we entered into a two-year interest rate swap with a notional amount of $350.0 million to primarily hedge the incremental interest rate risk related to a single family fixed rate loan pool purchased and, during 2019, we entered into two, two-year interest rate swaps with a total notional amount of $1.0 billion to hedge the interest rate risk related to certain hybrid multifamily loans which were in their fixed rate period. The swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income for loans in our unaudited consolidated statements of income. During the three months ended March 31, 2021 and 2020, the Company recognized a reduction in interest income of $3.4 million and $390 thousand, respectively, in connection with the swaps.
The following table summarizes derivative instruments utilized by us as interest rate risk hedge positions as of March 31, 2021:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate swap	Fair value hedge	3	$500,000	$—	$1,686
Interest rate swap	Fair value hedge	5	500,000	—	2,186
Interest rate swap	Fair value hedge	23	350,000	127	—
			$1,350,000	$127	$3,872
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO. Additionally, contracts are in place to ensure that minimum transfer amounts and collateral requirements are established.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2021, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II.

Item 1. Legal Proceedings
From time to time, we are party to legal actions that are routine and incidental to our business. Given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, we, like all banking organizations, are subject to heightened regulatory compliance and legal risk. However, based on available information, management does not expect the ultimate disposition of any or a combination of these actions to have a material adverse effect on our business, financial condition or results of operation.
Item 1A. Risk Factors
There have been no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The table below summarizes the Company's monthly repurchases of equity securities during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (1)
(Dollars in thousands, except per share data)
January 1 - 31, 2021	19,843	$9.70	19,843	$18,386
February 1 - 28, 2021	147,939	10.41	147,939	16,846
March 1 - 31, 2021	33,900	10.84	33,900	16,478
Total	201,682	$10.42	201,682	$16,478
(1) On October 30, 2020, the Board of Directors of the Company authorized the repurchase of $20.0 million of the Company’s common stock pursuant to a formal program adopted on that date (the “Plan”). The Plan has been adopted in accordance with guidelines specified by Rule 10b5-1 and under Rule 10b-18 under the Exchange Act and the Company’s Insider Trading Policy. The Plan is effective from November 2, 2020 until December 31, 2021.
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

LUTHER BURBANK CORPORATION

DATED:	MAY 7, 2021	By: /s/ Simone Lagomarsino
Simone Lagomarsino
President and Chief Executive Officer

DATED:	MAY 7, 2021	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer