Form 10-Q
period 2021-06-30
Luther Burbank Corp
filed 2021-08-06
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

As of July 30, 2021, there were 51,723,447 shares of the registrant’s common stock, no par value, outstanding.

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

Given the ongoing and dynamic nature of the coronavirus disease 2019 ("COVID-19") pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects remain uncertain. Deterioration in general business and economic conditions resulting from the continuing pandemic, including increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Some of the other risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the impact of changes in interest rates; political instability; changes in the monetary policies of the U.S. Government; a decline in economic conditions; deterioration in the value of West Coast real estate, both residential and commercial; an increase in the level of non-performing assets and charge-offs; further increased competition among financial institutions; the Company’s ability to continue to attract deposits and quality loan customers; further government regulation, including regulations regarding capital requirements, and the implementation and costs associated with the same; internal and external fraud and cyber-security threats including the loss of bank or customer funds, loss of system functionality or the theft or loss of data; management’s ability to successfully manage the Company’s operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and the Company’s 2020 Annual Report on Form 10-K.

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

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Cash, cash equivalents and restricted cash	$70,296	$178,861
Available for sale debt securities, at fair value	653,260	593,734
Held to maturity debt securities, at amortized cost (fair value of $4,527 and $7,870 at June 30, 2021 and December 31, 2020, respectively)	4,324	7,467
Equity securities, at fair value	11,859	12,037
Loans receivable, net of allowance for loan losses of $41,335 and $46,214 at June 30, 2021 and December 31, 2020, respectively	6,402,305	6,003,602
Accrued interest receivable	18,909	18,795
Federal Home Loan Bank ("FHLB") stock, at cost	29,135	25,122
Premises and equipment, net	17,039	18,226
Goodwill	3,297	3,297
Prepaid expenses and other assets	46,654	44,963
Total assets	$7,257,078	$6,906,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,401,972	$5,264,329
FHLB advances	1,005,147	806,747
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $399 and $461 at June 30, 2021 and December 31, 2020, respectively)	94,601	94,539
Accrued interest payable	527	1,388
Other liabilities and accrued expenses	54,275	63,553
Total liabilities	6,618,379	6,292,413

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, no par value; 100,000,000 shares authorized; 51,861,704 and 52,220,266 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	407,860	414,120
Retained earnings	226,446	192,834
Accumulated other comprehensive income, net of taxes	4,393	6,737
Total stockholders' equity	638,699	613,691
Total liabilities and stockholders' equity	$7,257,078	$6,906,104
See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and fee income:
Loans	$54,191	$58,190	$108,249	$118,895
Investment securities	2,091	2,316	4,074	5,619
Cash, cash equivalents and restricted cash	34	55	84	372
Total interest and fee income	56,316	60,561	112,407	124,886
Interest expense:
Deposits	9,749	19,821	21,355	44,402
FHLB advances	3,839	5,685	7,772	11,243
Junior subordinated deferrable interest debentures	255	332	514	825
Senior debt	1,574	1,575	3,148	3,153
Total interest expense	15,417	27,413	32,789	59,623
Net interest income before provision for loan losses	40,899	33,148	79,618	65,263
(Reversal of) provision for loan losses	(2,500)	5,250	(5,000)	10,550
Net interest income after provision for loan losses	43,399	27,898	84,618	54,713
Noninterest income:
FHLB dividends	371	374	738	909
Other income	139	297	81	560
Total noninterest income	510	671	819	1,469
Noninterest expense:
Compensation and related benefits	8,641	10,300	19,021	21,505
Deposit insurance premium	467	471	939	947
Professional and regulatory fees	614	454	1,098	885
Occupancy	1,257	1,101	2,472	2,241
Depreciation and amortization	678	687	1,333	1,356
Data processing	873	1,038	1,846	2,005
Marketing	235	330	527	1,205
Other expenses	1,115	967	2,048	2,063
Total noninterest expense	13,880	15,348	29,284	32,207
Income before provision for income taxes	30,029	13,221	56,153	23,975
Provision for income taxes	8,813	3,903	16,526	7,081
Net income	$21,216	$9,318	$39,627	$16,894

Basic earnings per common share	$0.41	$0.18	$0.76	$0.31
Diluted earnings per common share	$0.41	$0.18	$0.76	$0.31
Dividends per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$21,216	$9,318	$39,627	$16,894
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities:
Unrealized holding gain (loss) arising during the period	512	6,172	(3,303)	7,223
Tax effect	(150)	(1,796)	959	(2,101)
Total other comprehensive income (loss), net of tax	362	4,376	(2,344)	5,122
Comprehensive income	$21,578	$13,694	$37,283	$22,016

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive Income (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, March 31, 2020	54,286,465	$431,578	$169,572	$2,190	$603,340
Net income	—	—	9,318	—	9,318
Other comprehensive income	—	—	—	4,376	4,376
Shares withheld to pay taxes on stock based compensation	(2,740)	(28)	—	—	(28)
Restricted stock forfeitures	(11,416)	(17)	2	—	(15)
Stock based compensation expense	—	899	—	—	899
Shares repurchased	(1,889,414)	(18,168)	—	—	(18,168)
Cash dividends ($0.06 per share)	—	—	(3,040)	—	(3,040)
Balance, June 30, 2020	52,382,895	$414,264	$175,852	$6,566	$596,682

Balance, March 31, 2021	52,231,912	$411,702	$208,236	$4,031	$623,969
Net income	—	—	21,216	—	21,216
Other comprehensive income	—	—	—	362	362
Restricted stock award grants	6,395	—	—	—	—
Stock based compensation expense	—	651	—	—	651
Shares repurchased	(376,603)	(4,493)	—	—	(4,493)
Cash dividends ($0.06 per share)	—	—	(3,006)	—	(3,006)
Balance, June 30, 2021	51,861,704	$407,860	$226,446	$4,393	$638,699

See accompanying notes to unaudited consolidated financial statements

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, December 31, 2019	55,999,754	$447,784	$165,236	$1,444	$614,464
Net income	—	—	16,894	—	16,894
Other comprehensive income	—	—	—	5,122	5,122
Restricted stock award grants	250,118	—	—	—	—
Settled restricted stock units	70,220	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(56,564)	(591)	—	—	(591)
Restricted stock forfeitures	(28,824)	(25)	8	—	(17)
Stock based compensation expense	—	1,810	—	—	1,810
Shares repurchased	(3,851,809)	(34,714)	—	—	(34,714)
Cash dividends ($0.12 per share)	—	—	(6,286)	—	(6,286)
Balance, June 30, 2020	52,382,895	$414,264	$175,852	$6,566	$596,682

Balance, December 31, 2020	52,220,266	$414,120	$192,834	$6,737	$613,691
Net income	—	—	39,627	—	39,627
Other comprehensive loss	—	—	—	(2,344)	(2,344)
Restricted stock award grants	289,473	—	—	—	—
Settled restricted stock units	68,873	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(85,825)	(901)	—	—	(901)
Restricted stock forfeitures	(52,798)	(67)	13	—	(54)
Stock based compensation expense	—	1,301	—	—	1,301
Shares repurchased	(578,285)	(6,593)	—	—	(6,593)
Cash dividends ($0.12 per share)	—	—	(6,028)	—	(6,028)
Balance, June 30, 2021	51,861,704	$407,860	$226,446	$4,393	$638,699

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$39,627	$16,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,333	1,356
(Reversal of) provision for loan losses	(5,000)	10,550
Amortization of deferred loan costs, net	9,831	7,693
Amortization of premiums on investment securities, net	1,225	1,465
Stock based compensation expense, net of forfeitures	1,234	1,785
Change in fair value of mortgage servicing rights	407	629
Change in fair value of equity securities	178	(288)
Other items, net	100	6
Effect of changes in:
Accrued interest receivable	(114)	426
Accrued interest payable	(861)	(1,648)
Prepaid expenses and other assets	2,539	(658)
Other liabilities and accrued expenses	(5,928)	(2,363)
Net cash provided by operating activities	44,571	35,847
Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of available for sale debt securities	71,218	155,188
Proceeds from maturities and paydowns of held to maturity debt securities	3,070	728
Purchases of available for sale debt securities	(135,200)	(159,639)
Net increase in loans receivable	(123,673)	(22,625)
Purchase of loans	(286,917)	(20,507)
(Purchase) redemption of FHLB stock, net	(4,013)	730
Purchase of premises and equipment	(155)	(1,114)
Net cash used in investing activities	(475,670)	(47,239)
Cash flows from financing activities:
Net increase in deposits	137,643	148,802
Proceeds from long-term FHLB advances	150,000	136,500
Repayment of long-term FHLB advances	(180,000)	(151,955)
Net change in short-term FHLB advances	228,400	(1,500)
Shares withheld for taxes on vested restricted stock	(901)	(591)
Shares repurchased	(6,593)	(34,714)
Cash paid for dividends	(6,015)	(6,278)
Net cash provided by financing activities	322,534	90,264
(Decrease) increase in cash, cash equivalents and restricted cash	(108,565)	78,872
Cash, cash equivalents and restricted cash, beginning of period	178,861	91,325
Cash, cash equivalents and restricted cash, end of period	$70,296	$170,197
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$33,650	$61,271
Income taxes	$18,883	$438

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

The Bank conducts its business from its headquarters in Gardena, California. It has ten full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. Additionally, there are six loan production offices located throughout California, as well as a loan production office in Clackamas County, Oregon.

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2021.

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

(Dollars in thousands, except share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$21,216	$9,318	$39,627	$16,894

Weighted average basic common shares outstanding	51,726,331	52,465,458	51,854,531	54,038,642
Add: Dilutive effects of assumed vesting of restricted stock	134,802	85,548	125,155	99,410
Weighted average diluted common shares outstanding	51,861,133	52,551,006	51,979,686	54,138,052

Income per common share:
Basic EPS	$0.41	$0.18	$0.76	$0.31
Diluted EPS	$0.41	$0.18	$0.76	$0.31
Anti-dilutive shares not included in calculation of diluted earnings per share	—	13,734	2,706	18,980
2.     INVESTMENT SECURITIES
Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2021:
Government and Government Sponsored Entities:
Residential mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$166,439	$2,102	$(700)	$167,841
Commercial MBS and CMOs	438,112	5,457	(957)	442,612
Agency bonds	12,754	217	—	12,971
Other asset backed securities ("ABS")	29,764	72	—	29,836
Total available for sale debt securities	$647,069	$7,848	$(1,657)	$653,260
At December 31, 2020:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$213,279	$3,459	$(14)	$216,724
Commercial MBS and CMOs	355,963	6,337	(312)	361,988
Agency bonds	14,998	69	(45)	15,022
Total available for sale debt securities	$584,240	$9,865	$(371)	$593,734

Net unrealized gains on available for sale investment securities are recorded as accumulated other comprehensive income within stockholders’ equity and totaled $4.4 million and $6.7 million, net of $1.8 million and $2.8 million in tax liabilities, at June 30, 2021 and December 31, 2020, respectively. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities during the three or six months ended June 30, 2021 or 2020.

The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Residential MBS and CMOs	$51,171	$(697)	$372	$(3)	$51,543	$(700)
Commercial MBS and CMOs	135,681	(948)	5,848	(9)	141,529	(957)
Total available for sale debt securities	$186,852	$(1,645)	$6,220	$(12)	$193,072	$(1,657)
At June 30, 2021, the Company held 86 residential MBS and CMOs of which nine were in a loss position and five had been in a loss position for twelve months or more. The Company held 53 commercial MBS and CMOs of which 14 were in a loss position and one had been in a loss position for twelve months or more.

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
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2021 or December 31, 2020.
As of June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.

Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of June 30, 2021:
Government Sponsored Entities:
Residential MBS	$4,252	$203	$—	$4,455
Other investments	72	—	—	72
Total held to maturity investment securities	$4,324	$203	$—	$4,527
As of December 31, 2020:
Government Sponsored Entities:
Residential MBS	$7,391	$403	$—	$7,794
Other investments	76	—	—	76
Total held to maturity investment securities	$7,467	$403	$—	$7,870

The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of June 30, 2021:

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
Five to ten years	$9,754	$9,905
Beyond ten years	3,000	3,066
MBS, CMOs and other ABS	634,315	640,289
Total available for sale debt securities	$647,069	$653,260
Held to maturity investments securities
Beyond ten years	$72	$72
MBS	4,252	4,455
Total held to maturity debt securities	$4,324	$4,527
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities, collateralized mortgage obligations and other asset backed securities are not included in the maturity categories above and instead are shown separately. No securities were pledged as of June 30, 2021 or December 31, 2020.

Equity Securities

Equity securities consist of investments in a qualified community reinvestment fund. At June 30, 2021 and December 31, 2020, the fair value of equity securities totaled $11.9 million and $12.0 million, respectively. Changes in fair value are recognized in other noninterest income. During the three and six months ended June 30, 2021, the fair value of these investments increased $33 thousand and decreased $178 thousand, respectively, compared to an increase in fair value of $100 thousand and $288 thousand, respectively, during the three and six months ended June 30, 2020. There were no sales of equity securities during the three or six months ended June 30, 2021 or 2020.

3.     LOANS
Loans consist of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Permanent mortgages on:
Multifamily residential	$4,281,698	$4,100,831
Single family residential	1,945,099	1,723,953
Commercial real estate	196,347	202,871
Construction and land loans	20,496	22,061
Non-Mortgage (‘‘NM’’) loans	—	100
Total	6,443,640	6,049,816
Allowance for loan losses	(41,335)	(46,214)
Loans held for investment, net	$6,402,305	$6,003,602

Certain loans have been pledged to secure borrowing arrangements (see Note 7).
During the six months ended June 30, 2021, the Company purchased a pool of performing, fixed rate single family residential loans. The pool had an aggregate principal balance of $287.8 million and contained loans with a weighted average interest rate and maturity of 2.31% and 26.4 years, respectively.

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
Three months ended June 30, 2021
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$30,838	$9,816	$2,871	$241	$43,766
(Reversal of) provision for loan losses	(724)	(1,546)	(166)	(64)	(2,500)
Charge-offs	—	—	—	—	—
Recoveries	—	62	—	7	69
Ending balance allocated to portfolio segments	$30,114	$8,332	$2,705	$184	$41,335
Three months ended June 30, 2020
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$27,308	$10,426	$2,677	$246	$40,657
Provision for (reversal of) loan losses	3,529	1,199	628	(106)	5,250
Charge-offs	—	—	—	—	—
Recoveries	—	3	—	75	78
Ending balance allocated to portfolio segments	$30,837	$11,628	$3,305	$215	$45,985
Six months ended June 30, 2021
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$33,259	$9,372	$3,347	$236	$46,214
(Reversal of) provision for loan losses	(3,145)	(1,104)	(642)	(109)	(5,000)
Charge-offs	—	—	—	—	—
Recoveries	—	64	—	57	121
Ending balance allocated to portfolio segments	$30,114	$8,332	$2,705	$184	$41,335
Six months ended June 30, 2020
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$23,372	$10,076	$2,341	$212	$36,001
Provision for (reversal of) loan losses	7,465	2,268	964	(147)	10,550
Charge-offs	—	(722)	—	—	(722)
Recoveries	—	6	—	150	156
Ending balance allocated to portfolio segments	$30,837	$11,628	$3,305	$215	$45,985

The following table summarizes the allocation of the allowance for loan losses by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of June 30, 2021:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	30,114	8,307	2,705	184	41,310
Ending balance	$30,114	$8,332	$2,705	$184	$41,335
Loans:
Ending balance: individually evaluated for impairment	$515	$4,162	$—	$—	$4,677
Ending balance: collectively evaluated for impairment	4,281,183	1,940,937	196,347	20,496	6,438,963
Ending balance	$4,281,698	$1,945,099	$196,347	$20,496	$6,443,640
As of December 31, 2020:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	33,259	9,347	3,347	236	46,189
Ending balance	$33,259	$9,372	$3,347	$236	$46,214
Loans:
Ending balance: individually evaluated for impairment	$522	$7,051	$—	$—	$7,573
Ending balance: collectively evaluated for impairment	4,100,309	1,716,902	202,871	22,161	6,042,243
Ending balance	$4,100,831	$1,723,953	$202,871	$22,161	$6,049,816

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

Watch assets are expected to have an event occurring in the near future that will lead to a change in risk rating with the change being either favorable or unfavorable. These assets require heightened monitoring of the event by management.

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

The following table summarizes the loan portfolio allocated by management’s internal risk ratings at June 30, 2021 and December 31, 2020. The decrease in Watch, Special Mention and Substandard risk rated loans during the six months ended June 30, 2021 was primarily attributable to the diminishing impact of the COVID-19 pandemic on the performance of loans. As of June 30, 2021, all loans modified under the Company's payment deferral program implemented in response to the pandemic had returned to scheduled payments or paid off in full.

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of June 30, 2021:
Grade:
Pass	$4,139,427	$1,903,995	$177,366	$18,790	$6,239,578
Watch	108,763	37,403	18,981	1,706	166,853
Special mention	15,022	2,614	—	—	17,636
Substandard	18,486	1,087	—	—	19,573
Total	$4,281,698	$1,945,099	$196,347	$20,496	$6,443,640
As of December 31, 2020:
Grade:
Pass	$3,883,597	$1,624,331	$162,615	$22,161	$5,692,704
Watch	177,483	85,943	36,657	—	300,083
Special mention	19,547	7,132	3,599	—	30,278
Substandard	20,204	6,547	—	—	26,751
Total	$4,100,831	$1,723,953	$202,871	$22,161	$6,049,816

The following table summarizes an aging analysis of the loan portfolio by the time past due at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of June 30, 2021:
Loans:
Multifamily residential	$608	$323	$—	$515	$4,280,252	$4,281,698
Single family residential	1,022	738	—	192	1,943,147	1,945,099
Commercial real estate	—	—	—	—	196,347	196,347
Land and construction	—	—	—	—	20,496	20,496
Total	$1,630	$1,061	$—	$707	$6,440,242	$6,443,640
As of December 31, 2020:
Loans:
Multifamily residential	$1,820	$—	$—	$522	$4,098,489	$4,100,831
Single family residential	338	—	—	5,791	1,717,824	1,723,953
Commercial real estate	2,683	—	—	—	200,188	202,871
Land, construction and NM	—	—	—	—	22,161	22,161
Total	$4,841	$—	$—	$6,313	$6,038,662	$6,049,816
The following table summarizes information related to impaired loans at June 30, 2021 and December 31, 2020:

	As of June 30, 2021			As of December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$515	$591	$—	$522	$599	$—
Single family residential	3,303	3,506	—	6,174	6,500	—
	3,818	4,097	—	6,696	7,099	—
With an allowance recorded:
Single family residential	859	856	25	877	874	25
	859	856	25	877	874	25
Total:
Multifamily residential	515	591	—	522	599	—
Single family residential	4,162	4,362	25	7,051	7,374	25
	$4,677	$4,953	$25	$7,573	$7,973	$25

The following tables summarize information related to impaired loans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$908	$8	$8	$535	$8	$8
Single family residential	4,872	50	28	4,924	25	20
	5,780	58	36	5,459	33	28
With an allowance recorded:
Single family residential	863	6	—	898	10	—
	863	6	—	898	10	—
Total:
Multifamily residential	908	8	8	535	8	8
Single family residential	5,735	56	28	5,822	35	20
	$6,643	$64	$36	$6,357	$43	$28

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$967	$14	$14	$537	$17	$17
Single family residential	5,431	111	85	4,775	44	34
	6,398	125	99	5,312	61	51
With an allowance recorded:
Single family residential	868	13	—	1,587	21	—
	868	13	—	1,587	21	—
Total:
Multifamily residential	967	14	14	537	17	17
Single family residential	6,299	124	85	6,362	65	34
	$7,266	$138	$99	$6,899	$82	$51

The following table summarizes the recorded investment related to troubled debt restructurings ("TDRs") at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Troubled debt restructurings:
Single family residential	$1,234	$3,967
The Company has allocated $25 thousand of its allowance for loan losses for loans modified in TDRs at both June 30, 2021 and December 31, 2020. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs. There were no new TDRs during the three or six months ended June 30, 2021.

During the three and six months ended June 30, 2020, the Company modified the terms of two loans that qualified as TDRs. The following table provides a detail of these modifications:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family residential	2	$2,672	$2,672
Terms of the two modifications above included suspension of loan payments for six months and an extension of the loan term. Prior to modification, both loans were classified as non-accrual and impaired. The TDRs above resulted in no increase to the allowance for loan losses and no charge offs, primarily due to collateral support provided by the secondary sources of repayment.
The Company had no TDRs with a subsequent payment default within twelve months following the modification during the three or six months ended June 30, 2021 and 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
4.     NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned. The Company’s nonperforming assets at June 30, 2021 and December 31, 2020 are indicated below:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Non-accrual loans:
Multifamily residential	$515	$522
Single family residential	192	5,791
Total non-accrual loans	707	6,313
Real estate owned	—	—
Total nonperforming assets	$707	$6,313
Interest income on non-accrual loans is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loans are deemed to be fully collectible. If there is doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on non-accrual loans during the three and six months ended June 30, 2021 totaling $36 thousand and $99 thousand, respectively, compared to $28 thousand and $51 thousand for the three and six months ended June 30, 2020. Contractual interest not recorded on nonperforming loans during the three and six months ended June 30, 2021 totaled $1 thousand and $16 thousand, respectively, compared to $70 thousand and $141 thousand for the three and six months ended June 30, 2020.

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

(Dollars in thousands)	June 30, 2021	December 31, 2020
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$166,230	$216,431
Other financial institutions	79,686	103,325
Total mortgage loans serviced for others	$245,916	$319,756
Custodial account balances maintained in connection with serviced loans totaled $4.8 million and $10.9 million at June 30, 2021 and December 31, 2020, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$1,428	$2,262	$1,599	$2,657
Additions	—	—	—	—
Disposals	—	—	—	—
Changes in fair value due to changes in assumptions	—	—	—	—
Other changes in fair value	(236)	(234)	(407)	(629)
Ending balance	$1,192	$2,028	$1,192	$2,028
Fair value as of June 30, 2021 was determined using a discount rate of 10%, prepayment speeds ranging from 7.7% to 78.1% and a weighted average default rate of 5%. The weighted average prepayment speed at June 30, 2021 was 36.2%. Fair value as of December 31, 2020 was determined using a discount rate of 10%, prepayment speeds ranging from 7.4% to 55.8% and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2020 was 28.9%.
6.     DEPOSITS
A summary of deposits at June 30, 2021 and December 31, 2020 is as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Time deposits	$2,772,242	$3,057,197
Money market savings	1,945,773	1,678,942
Interest-bearing demand	150,994	151,954
Money market checking	405,153	282,897
Noninterest-bearing demand	127,810	93,339
Total	$5,401,972	$5,264,329
The Company had time deposits with a denomination of $100 thousand or more totaling $2.2 billion and $2.6 billion at June 30, 2021 and December 31, 2020, respectively.

The Company had time deposits that met or exceeded the FDIC insurance limit of $250 thousand of $1.2 billion and $1.4 billion at June 30, 2021 and December 31, 2020, respectively.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $201.7 million and $50.0 million at June 30, 2021 and December 31, 2020, respectively.

Maturities of the Company’s time deposits at June 30, 2021 are summarized as follows:

(Dollars in thousands)
July 1 - December 31, 2021	$1,663,060
2022	1,079,049
2023	13,360
2024	8,847
2025	7,183
Thereafter	743
Total	$2,772,242
7.     FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of June 30, 2021 and December 31, 2020, the Bank had pledged various mortgage loans totaling approximately $2.6 billion and $2.4 billion, respectively, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $536.1 million and $467.8 million as of June 30, 2021 and December 31, 2020, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of June 30, 2021 or December 31, 2020.
The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

	Outstanding Balances		As of June 30, 2021
(Dollars in thousands)	June 30, 2021	December 31, 2020	Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate	Maturity Dates
Fixed rate short-term	$228,400	$—	0.12%	0.15%	0.14%	July 2021 to August 2021
Fixed rate long-term	776,747	806,747	0.15%	7.33%	1.84%	August 2021 to March 2030
	$1,005,147	$806,747
The Bank's available borrowing capacity based on pledged loans to the FHLB and the FRB totaled $1.1 billion at both June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the Bank had aggregate loan balances of $2.4 billion and $1.8 billion, respectively, available to pledge to the FHLB and FRB to increase its borrowing capacity. As of June 30, 2021 and December 31, 2020, the Bank pledged as collateral a $62.6 million FHLB letter of credit to Freddie Mac related to our multifamily securitization reimbursement obligation.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the three and six months ended June 30, 2021, there was a maximum amount of short-term borrowings outstanding of $352.9 million for both periods and an average amount outstanding of $242.1 million and $165.9 million, respectively, with a weighted average interest rate of 0.13% and 0.14%, respectively. During the three and six months ended June 30, 2020, there was a maximum amount of short-term borrowings outstanding of $34.0 million and $77.8 million, respectively, and an average amount outstanding of $4.1 million and $13.9 million, respectively, with a weighted average interest rate of 0.22% and 1.45%, respectively.

The following table summarizes scheduled principal payments on FHLB advances over the next five years as of June 30, 2021:

(Dollars in thousands)
July 1 - December 31, 2021	$453,500
2022	100,000
2023	250,000
2024	100,000
2025	101,500
Thereafter	147
$1,005,147
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
The following table is a summary of the outstanding Trust Securities and Notes at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	1.50%	$41,238	1.60%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	1.74%	$20,619	1.84%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
9.     SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$399	$95,000	$461	9/30/2024	6.50%
10.     DERIVATIVES AND HEDGING ACTIVITIES
From time to time, the Company utilizes interest rate swaps and other derivative financial instruments as part of its asset liability management strategy to manage interest rate risk positions.

Fair Value Hedges of Interest Rate Risk
During the year ended December 31, 2019, the Company entered into two, two-year interest rate swaps with a total notional amount of $1.0 billion, that hedge the interest rate risk related to certain hybrid multifamily loans which were in their fixed rate period. In June 2021, $500 million of the total notional amount of these two swaps matured and the remaining $500 million will mature in August 2021. During the six months ended June 30, 2021, the Company entered into two new two-year interest rate swaps with a total notional amount of $650 million. The swaps provide a hedge against the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period.

All outstanding swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on the derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income on loans.

For the three and six months ended June 30, 2021 and 2020, the floating rate amounts recognized related to the net settlement of the interest rate swaps were less than the fixed rate amounts recognized. The following table presents the effect of the Company’s interest rate swaps on the unaudited consolidated statements of income for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Derivative - interest rate swaps:
Interest (loss) income	$(3,302)	$(3,485)	$(6,719)	$(3,947)
Hedged items - loans:
Interest (loss) income	(14)	(15)	(29)	56
Net decrease in interest income	$(3,316)	$(3,500)	$(6,748)	$(3,891)
The following table presents the fair value of the Company’s interest rate swaps, as well as its classification in the consolidated statements of financial condition as of June 30, 2021 and December 31, 2020:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
As of June 30, 2021:
Interest Rate Swaps	$1,150,000	Prepaid Expenses and Other Assets	$377	Other Liabilities and Accrued Expenses	$608
As of December 31, 2020:
Interest Rate Swaps	$1,000,000	Prepaid Expenses and Other Assets	$—	Other Liabilities and Accrued Expenses	$7,258

As of June 30, 2021 and December 31, 2020, the following amounts were recorded in the consolidated statements of financial condition related to cumulative basis adjustments for its fair value hedges:

Line Item in the Consolidated Statements of Financial Condition in Which the Hedged Items are Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
As of June 30, 2021:
Loans receivable, net (1)	$1,150,232	$232
As of December 31, 2020:
Loans receivable, net (1)	$1,007,288	$7,288
(1) These amounts include the amortized cost basis of closed portfolio loans used to designate hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2021 and December 31, 2020, the amortized cost basis of the closed portfolio loans used in these hedging relationships were $2.1 billion and $2.0 billion, respectively; the cumulative basis adjustments associated with these hedging relationships were $232 thousand and $7.3 million, respectively, and the amount of the designated hedged items were $1.2 billion and $1.0 billion, respectively.
As of June 30, 2021 and December 31, 2020, the Company had posted $1.9 million and $8.9 million, respectively, in cash collateral in connection with its interest rate swaps. Cash collateral is included in restricted cash in the consolidated statements of financial condition.
11.     STOCK BASED COMPENSATION
The Company’s stock based compensation consists of restricted stock awards ("RSAs") and restricted stock units ("RSUs") granted under the Luther Burbank Corporation Omnibus Equity and Incentive Compensation Plan ("Omnibus Plan"). In connection with its initial public offering ("IPO") in December 2017, the Company granted RSAs to employees and nonemployee directors which all vested ratably over three years. At the same time, the Company granted RSUs in exchange for unvested phantom stock awards held by employees and all vested and unvested phantom stock awards held by nonemployee directors on a per share basis. The RSUs were granted with the same vesting schedule and deferral elections that existed for the original phantom stock awards. The Company has made additional RSA grants annually. Awards granted subsequent to the IPO vest ratably over one year for nonemployee directors and ratably over three to four years for employees.

All RSAs and RSUs were granted at the fair value of the common stock at the time of the award. The RSAs and RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

Non-cash stock compensation expense recognized for RSAs and RSUs for the three and six months ended June 30, 2021 totaled $651 thousand and $1.2 million, respectively, compared with $882 thousand and $1.8 million, respectively, for the three and six months ended June 30, 2020. No RSAs or RSUs vested during the three months ended June 30, 2021. The fair value of RSAs and RSUs that vested during the six months ended June 30, 2021 totaled $2.4 million compared to $80 thousand and $2.5 million during the three and six months ended June 30, 2020, respectively.

As of June 30, 2021 and December 31, 2020, there was $3.8 million and $2.7 million, respectively, of unrecognized compensation expense related to 485,450 and 464,919 unvested RSAs and/or RSUs, respectively, which amounts are expected to be expensed over a weighted average period of 1.92 years and 1.76 years, respectively. As of June 30, 2021 and December 31, 2020, 91,486 and 140,997 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about RSAs and RSUs:

	Six Months Ended June 30,
	2021		2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	605,916	$10.93	717,999	$10.53
Shares granted	289,473	10.11	250,118	11.72
Shares settled	(265,655)	11.02	(211,210)	10.51
Shares forfeited	(52,798)	10.26	(30,292)	11.08
End of the period balance	576,936	$10.53	726,615	$10.92

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At June 30, 2021 and December 31, 2020, there were 1,865,597 and 2,102,272 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. RSU awards were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan and were excluded from the shares reserved and available for grant under the Omnibus Plan. There were no shares of RSUs forfeited during the six months ended June 30, 2021. During the six months ended June 30, 2020, there were 1,468 shares of forfeited RSU awards.
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments were as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2021:
Financial assets:
Cash, cash equivalents and restricted cash	$70,296	$70,296	$70,296	$—	$—
Debt securities:
Available for sale	653,260	653,260	—	653,260	—
Held to maturity	4,324	4,527	—	4,527	—
Equity securities	11,859	11,859	—	11,859	—
Loans receivable, net	6,402,305	6,455,526	—	—	6,455,526
Accrued interest receivable	18,909	18,909	4	957	17,948
FHLB stock	29,135	N/A	N/A	N/A	N/A
Interest rate swaps	377	377	—	377	—
Financial liabilities:
Deposits	$5,401,972	$5,415,096	$2,444,730	$2,970,366	$—
FHLB advances	1,005,147	1,023,611	—	1,023,611	—
Junior subordinated deferrable interest debentures	61,857	61,785	—	61,785	—
Senior debt	94,601	108,675	—	108,675	—
Accrued interest payable	527	527	—	527	—
Interest rate swap	608	608	—	608	—
As of December 31, 2020:
Financial assets:
Cash, cash equivalents and restricted cash	$178,861	$178,861	$178,861	$—	$—
Debt securities:
Available for sale	593,734	593,734	—	593,734	—
Held to maturity	7,467	7,870	—	7,870	—
Equity securities	12,037	12,037	—	12,037	—
Loans receivable, net	6,003,602	6,076,994	—	—	6,076,994
Accrued interest receivable	18,795	18,795	—	990	17,805
FHLB stock	25,122	N/A	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,264,329	$5,290,316	$2,022,133	$3,268,183	$—
FHLB advances	806,747	833,930	—	833,930	—
Junior subordinated deferrable interest debentures	61,857	60,526	—	60,526	—
Senior debt	94,539	102,096	—	102,096	—
Accrued interest payable	1,388	1,388	—	1,388	—
Interest rate swaps	7,258	7,258	—	7,258	—
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

Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2021 and December 31, 2020.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2021:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$167,841	$—	$167,841	$—
Commercial MBS and CMOs	442,612	—	442,612	—
Agency bonds	12,971	—	12,971	—
Other ABS	29,836	—	29,836	—
Total available for sale debt securities	$653,260	$—	$653,260	$—
Equity securities	$11,859	$—	$11,859	$—
Mortgage servicing rights	1,192	—	—	1,192
Interest rate swaps	377	—	377	—
Financial Liabilities:
Interest rate swap	$608	$—	$608	$—
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
There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2021 or 2020.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date.

At both June 30, 2021 and December 31, 2020, there were no assets or liabilities measured at fair value on a non-recurring basis and no other real estate owned.

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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $959 thousand as of both June 30, 2021 and December 31, 2020 based upon an analysis of quantitative and qualitative data of the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation.
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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If the Bank's capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At June 30, 2021, the Bank’s net worth was $769.8 million which equates to its Tier 1 capital of $762.1 million plus goodwill of $3.3 million and accumulated other comprehensive income related to net unrealized gains on available for sale securities of $4.4 million.
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
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Proceeds from loan sales	$—	$—	$—	$—
Servicing fees	147	246	317	516
The following table provides information about the loans transferred through sales or securitization and not recorded in the consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of June 30, 2021:
Principal balance of loans	$14,237	$231,679
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2020:
Principal balance of loans	$17,423	$302,333
Loans 90+ days past due	—	—
Charge-offs, net	—	—
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

At June 30, 2021 and December 31, 2020, the Company had outstanding commitments of approximately $179.4 million and $116.9 million, respectively, for loans and lines of credit. Unfunded commitment reserves totaled $77 thousand and $59 thousand at June 30, 2021 and December 31, 2020, respectively.
Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2021 and 2030, with certain leases containing either three, five or ten year renewal options. At June 30, 2021, minimum commitments under these non-cancellable leases, before considering renewal options, were:

(Dollars in thousands)
July 1 - December 31, 2021	$2,163
2022	3,666
2023	2,427
2024	1,453
2025	994
Thereafter	1,661
Total	$12,364
Rent expense under operating leases was $1.2 million and $2.4 million for the three and six months ended June 30, 2021, respectively, compared to $1.0 million and $2.2 million, for the three and six months ended June 30, 2020, respectively. Sublease income earned was $206 thousand and $413 thousand for the three and six months ended June 30, 2021, respectively, compared to $182 thousand and $374 thousand for the three and six months ended June 30, 2020, respectively.

Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured portions of these balances are limited to $250 thousand per institution based on FDIC insurance limits. At June 30, 2021 and December 31, 2020, the Company had $25.5 million and $26.0 million, respectively, in uninsured available cash balances. Additionally, the Company had $1.9 million and $8.9 million in restricted cash as collateral for its interest rate swap agreements at a correspondent bank as of June 30, 2021 and December 31, 2020, respectively. The Company periodically monitors the financial condition and capital adequacy of these correspondent banks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at June 30, 2021 and December 31, 2020 and our results of operations for the three and six months ended June 30, 2021 and 2020, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021 (our “Annual Report”) and with the accompanying Notes to Unaudited Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings, the discussion and analysis relates to activities primarily conducted by the Bank.

Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Gardena, California with $7.3 billion in assets at June 30, 2021. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.

Selected Financial Data
The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three and six months ended June 30, 2021 and 2020 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data as of and for the three months ended March 31, 2021 are derived from our unaudited consolidated financial statements in our previously filed Quarterly Report on Form 10-Q. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Three Months Ended			As of or For the Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Statements of Income and Financial Condition Data
Net Income	$21,216	$18,411	$9,318	$39,627	$16,894
Pre-tax, pre-provision net earnings (1)	$27,529	$23,624	$18,471	$51,153	$34,525
Total assets	$7,257,078	$7,078,974	$7,168,346	$7,257,078	$7,168,346
Per Common Share
Diluted earnings per share	$0.41	$0.35	$0.18	$0.76	$0.31
Book value per share	$12.32	$11.95	$11.39	$12.32	$11.39
Tangible book value per share (1)	$12.25	$11.88	$11.33	$12.25	$11.33
Selected Ratios
Return on average:
Assets	1.19%	1.05%	0.52%	1.12%	0.48%
Stockholders' equity	13.32%	11.82%	6.21%	12.58%	5.55%
Dividend payout ratio	14.17%	16.34%	32.60%	15.18%	37.16%
Net interest margin	2.31%	2.23%	1.88%	2.27%	1.86%
Efficiency ratio (1)	33.52%	39.47%	45.38%	36.41%	48.26%
Noninterest expense to average assets	0.78%	0.88%	0.86%	0.83%	0.91%
Loan to deposit ratio	119.28%	116.31%	116.67%	119.28%	116.67%
Credit Quality Ratios
Allowance for loan losses to loans	0.64%	0.70%	0.73%	0.64%	0.73%
Allowance for loan losses to nonperforming loans	5,846.53%	650.99%	940.20%	5,846.53%	940.20%
Nonperforming assets to total assets	0.01%	0.09%	0.07%	0.01%	0.07%
Net (recoveries) charge-offs to average loans	(0.00)%	(0.00)%	(0.00)%	(0.00)%	0.02%
Capital Ratios
Tier 1 leverage ratio	9.70%	9.71%	9.14%	9.70%	9.14%
Total risk-based capital ratio	18.33%	18.55%	17.44%	18.33%	17.44%

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

Changes in the fair value of debt securities available for sale are recorded in our consolidated statements of financial condition and comprehensive income (loss) while changes in the fair value of equity securities, loans held for sale and derivatives are recorded in the consolidated statements of financial condition and in the unaudited consolidated statements of income.

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

Pre-tax, pre-provision net earnings is defined as net income before taxes and provision for loan losses. We believe the most directly comparable GAAP financial measure is income before taxes. Disclosure of this measure enables investors to compare our operations to those of other banking companies before consideration of taxes and provision expense. Efficiency ratio is defined as noninterest expense divided by operating revenue, which is equal to net interest income plus noninterest income. Tangible book value per share is defined as tangible stockholders' equity divided by period end shares outstanding. We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our consolidated statements of financial condition, results of income and cash flows computed in accordance with GAAP. However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or For the Three Months Ended			As of or For the Six Months Ended
(Dollars in thousands)	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Pre-tax, Pre-provision Net Earnings
Income before taxes	$30,029	$26,124	$13,221	$56,153	$23,975
Plus: (Reversal of) provision for loan losses	(2,500)	(2,500)	5,250	(5,000)	10,550
Pre-tax, pre-provision net earnings	$27,529	$23,624	$18,471	$51,153	$34,525
Efficiency Ratio
Noninterest expense (numerator)	$13,880	$15,404	$15,348	$29,284	$32,207
Net interest income	$40,899	$38,719	$33,148	79,618	65,263
Noninterest income	510	309	671	819	1,469
Operating revenue (denominator)	$41,409	$39,028	$33,819	$80,437	$66,732
Efficiency ratio	33.52%	39.47%	45.38%	36.41%	48.26%

(Dollars in thousands, except per share data)	June 30, 2021	March 31, 2021	June 30, 2020
Tangible Book Value Per Share
Total assets	$7,257,078	$7,078,974	$7,168,346
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	7,253,781	7,075,677	7,165,049
Less: Total liabilities	(6,618,379)	(6,455,005)	(6,571,664)
Tangible stockholders' equity (numerator)	$635,402	$620,672	$593,385
Period end shares outstanding (denominator)	51,861,704	52,231,912	52,382,895
Tangible book value per share	$12.25	$11.88	$11.33
Results of Operations - Three Months Ended June 30, 2021 and 2020

Overview

For the three months ended June 30, 2021, our net income was $21.2 million as compared to $9.3 million for the same period last year. The increase of $11.9 million, or 127.7%, was attributed to a decrease in provision for loan losses of $7.8 million, an increase in net interest income of $7.8 million and a decrease in noninterest expense of $1.5 million, partially offset by an increase of $4.9 million in income tax expense. Pre-tax, pre-provision net earnings increased by $9.1 million, or 49.0%, for the three months ended June 30, 2021 as compared to the same period last year.

Net Interest Income

Net interest income increased by $7.8 million, or 23.4%, to $40.9 million for the three months ended June 30, 2021 from $33.1 million for the same period last year. Net interest income was predominantly impacted by a $10.1 million decrease in interest expense on deposits due to a 75 basis point decline in the cost of interest-bearing deposits compared to the same period last year. Additionally, interest expense on FHLB advances decreased $1.8 million due to a decline in the cost of FHLB advances of 78 basis points as compared to the same period last year. The decreases in interest expense were partially offset by a decrease of $4.0 million in interest income on loans, mainly due to a decrease in our loan yield of 30 basis points compared to the same period last year.

Our net interest margin increased to 2.31% during the three months ended June 30, 2021 from 1.88% during the same period last year. The improvement in our net interest margin was primarily due to a 74 basis point decline in the cost of interest-bearing liabilities, which benefited from the substantial decline in market interest rates following the declaration of the pandemic in March 2020. The decline in our cost of interest-bearing liabilities was partially offset by a 26 basis point decline in the yield on interest-earning assets during the quarter ended June 30, 2021 as compared to the same period last year.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended June 30, 2021 and 2020. The average balances are daily averages.

	For the Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,187,976	$37,946	3.62%	$4,075,885	$38,551	3.78%
Single family residential	1,937,209	13,715	2.83%	1,955,592	16,867	3.45%
Commercial real estate	197,669	2,222	4.50%	209,725	2,411	4.60%
Construction, land and NM	20,763	308	5.95%	21,391	361	6.79%
Total loans (1)	6,343,617	54,191	3.42%	6,262,593	58,190	3.72%
Investment securities	649,335	2,091	1.29%	653,221	2,316	1.42%
Cash, cash equivalents and restricted cash	96,326	34	0.14%	127,565	55	0.17%
Total interest-earning assets	7,089,278	56,316	3.18%	7,043,379	60,561	3.44%
Noninterest-earning assets (2)	65,253			63,821
Total assets	$7,154,531			$7,107,200
Interest-Bearing Liabilities
Transaction accounts	$152,830	62	0.16%	$179,266	178	0.39%
Money market demand accounts	2,225,482	2,769	0.49%	1,515,633	3,468	0.91%
Time deposits	2,850,058	6,918	0.98%	3,557,504	16,175	1.80%
Total deposits	5,228,370	9,749	0.74%	5,252,403	19,821	1.49%
FHLB advances	960,689	3,839	1.60%	961,410	5,685	2.38%
Junior subordinated debentures	61,857	255	1.65%	61,857	332	2.16%
Senior debt	94,581	1,574	6.66%	94,458	1,575	6.67%
Total interest-bearing liabilities	6,345,497	15,417	0.97%	6,370,128	27,413	1.71%
Noninterest-bearing deposit accounts	110,525			64,744
Other noninterest-bearing liabilities	61,619			71,662
Total liabilities	6,517,641			6,506,534
Total stockholders' equity	636,890			600,666
Total liabilities and stockholders' equity	$7,154,531			$7,107,200

Net interest spread (3)			2.21%			1.73%
Net interest income/margin (4)		$40,899	2.31%		$33,148	1.88%
(1)     Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $5.2 million and $4.0 million for the three months ended June 30, 2021 and 2020, respectively.
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

	Three Months Ended June 30, 2021 vs 2020
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$1,046	$(1,651)	$(605)
Single family residential	(157)	(2,995)	(3,152)
Commercial real estate	(138)	(51)	(189)
Construction, land and NM	(10)	(43)	(53)
Total loans	741	(4,740)	(3,999)
Investment securities	(14)	(211)	(225)
Cash, cash equivalents and restricted cash	(12)	(9)	(21)
Total interest-earning assets	715	(4,960)	(4,245)
Interest-Bearing Liabilities
Transaction accounts	(23)	(93)	(116)
Money market demand accounts	1,251	(1,950)	(699)
Time deposits	(2,813)	(6,444)	(9,257)
Total deposits	(1,585)	(8,487)	(10,072)
FHLB advances	(4)	(1,842)	(1,846)
Junior subordinated debentures	—	(77)	(77)
Senior debt	1	(2)	(1)
Total interest-bearing liabilities	(1,588)	(10,408)	(11,996)

Net Interest Income	$2,303	$5,448	$7,751

Total interest income decreased by $4.2 million, or 7.0%, for the three months ended June 30, 2021 as compared to the same period last year. This decline was primarily due to a $4.0 million reduction in interest income earned on loans caused by a 30 basis point decrease in our loan yield as compared to the same period last year. The contraction in loan yield was a result of the prepayment of higher yielding loans, which were being replaced by loans at lower interest rates and, to a lesser extent, the impact from the purchase of a $287.8 million pool of lower yielding, fixed rate, single family loans in February 2021.

The volume of new loan originations totaled $729.4 million and $487.9 million for the three months ended June 30, 2021 and 2020, respectively. Improvement in the volume of loan originations was mainly due to the impact of loan underwriting standards reverting back to prepandemic terms, as well as greater borrower comfort during the quarter ended June 30, 2021 as compared to the same period last year in connection with the pandemic's impact on the economy and real estate values. The weighted average rate on these new loans for the three months ended June 30, 2021 was 3.34% as compared to 3.78% for the same period last year. The decline in the average coupon on originations was primarily due to a decline in market interest rates, as well as competitive pricing pressures. Loan prepayment speeds were 28.2% and 23.0% during the three months ended June 30, 2021 and 2020, respectively. The weighted average rate on loan payoffs/curtailments during the three months ended June 30, 2021 was 3.97% as compared to 4.18% for the same period last year.

Total interest expense decreased $12.0 million, or 43.8%, to $15.4 million, for the three months ended June 30, 2021 from $27.4 million for the same period last year. Interest expense on deposits decreased $10.1 million, to $9.7 million, for the three months ended June 30, 2021 from $19.8 million for the same period last year. The decrease was primarily due to a 75 basis point decline in the cost of interest-bearing deposits predominantly due to our deposit portfolio repricing to lower current market interest rates and, to a lesser extent, a $707.4 million decline in the average balance of time deposits, which were generally replaced with other lower cost deposit products. Additionally, interest expense on FHLB advances decreased $1.8 million due to a decline in the cost of FHLB advances of 78 basis points as compared to the same period last year. This decline was primarily due to the early payoff, in December 2020, of $150.0 million in FHLB advances with a weighted average interest rate of 2.95% and an increase in the volume of short-term advances during the current quarter. For the three months ended June 30,

2021 and 2020, the average balances and weighted average interest rates of short-term FHLB advances were $242.1 million and $4.1 million, respectively, and 0.13% and 0.22%, respectively. We use both deposits and FHLB advances to fund net loan growth. We also use FHLB advances as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

For the quarter ended June 30, 2021, we recorded a reversal of loan loss provisions of $2.5 million compared to recording loan loss provisions of $5.3 million for the same period last year. The loan loss provisions reversed during the three months ended June 30, 2021 were primarily due to a partial decrease of the qualitative component of our allowance for loan losses that was initially established for the uncertain economic risks associated with the pandemic. As of June 30, 2021, the qualitative reserve established in connection with the pandemic was reduced from $8.4 million at December 31, 2020 to $4.5 million at the end of the current quarter. Our allowance for loan losses as a percentage of total loans was 0.64% at June 30, 2021 as compared to 0.76% and 0.73% at December 31, 2020 and June 30, 2020, respectively.
Nonperforming loans totaled $707 thousand, or 0.01% of total loans, at June 30, 2021 compared to $6.3 million, or 0.10%, and $4.9 million, or 0.08%, of total loans, at December 31, 2020 and June 30, 2020, respectively. The decline in nonperforming loans from the prior year periods are mainly due to the payoff or upgrade of these loans during the six months ended June 30, 2021. Total criticized loans totaled $37.2 million at June 30, 2021, as compared to $57.0 million and $44.2 million at December 31, 2020 and June 30, 2020, respectively. The decline in criticized loans from the prior year end was primarily attributable to the continued performance of our loans that were initially impacted by the pandemic. As of June 30, 2021, all loans modified for pandemic related payment deferral had returned to scheduled monthly payments or paid off in full. The Company's exposure to nonresidential commercial real estate remains limited, totaling $196.3 million, or 3.0% of our loan portfolio, at the end of the current quarter.

Noninterest Income

Noninterest income decreased by $161 thousand, or 24.0%, to $510 thousand for the three months ended June 30, 2021 from $671 thousand for the same period last year. The following table presents the major components of our noninterest income:

	For the Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$371	$374	(3)	(0.8)%
Fee income	45	97	(52)	(53.6)%
Other	94	200	(106)	(53.0)%
Total noninterest income	$510	$671	$(161)	(24.0)%
The decrease in noninterest income for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, was primarily due to a $95 thousand decrease in loan servicing fee income related to prepayments of serviced loans. Additionally, the fair value of equity securities increased $33 thousand during the current quarter compared to an increase of $100 thousand during the same period last year.

Noninterest Expense

Noninterest expense decreased $1.5 million, or 9.6%, to $13.9 million for the three months ended June 30, 2021 from $15.3 million for the three months ended June 30, 2020. The following table presents the major components of our noninterest expense:

	For the Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$8,641	$10,300	$(1,659)	(16.1)%
Deposit insurance premium	467	471	(4)	(0.8)%
Professional and regulatory fees	614	454	160	35.2%
Occupancy	1,257	1,101	156	14.2%
Depreciation and amortization	678	687	(9)	(1.3)%
Data processing	873	1,038	(165)	(15.9)%
Marketing	235	330	(95)	(28.8)%
Other expenses	1,115	967	148	15.3%
Total noninterest expense	$13,880	$15,348	$(1,468)	(9.6)%
The decrease in noninterest expense during the quarter ended June 30, 2021 compared to the same period last year was primarily attributable to a $1.7 million decrease in compensation costs mainly due to increased capitalized salary amounts related to greater loan production compared to the same period last year.
Income Tax Expense

For the three months ended June 30, 2021, we recorded income tax expense of $8.8 million as compared to $3.9 million for the same period last year with effective tax rates of 29.3% and 29.5%, respectively. Compared to the same period last year, the increase in income tax expense was due to our higher pre-tax earnings during the current quarter.

Results of Operations - Six Months Ended June 30, 2021 and 2020

Overview

For the six months ended June 30, 2021, our net income was $39.6 million as compared to $16.9 million for the six months ended June 30, 2020. The increase of $22.7 million, or 134.6%, was primarily attributable to a $15.6 million decrease in the provision for loan losses, an increase of $14.4 million in net interest income and a decrease of $2.9 million in noninterest expense, partially offset by an increase of $9.4 million in the provision for income taxes as compared to the same period last year. Pre-tax, pre-provision net earnings increased by $16.6 million, or 48.2%, for the six months ended June 30, 2021 as compared to the same period last year.

Net Interest Income

Net interest income increased by $14.4 million, or 22.0%, to $79.6 million for the six months ended June 30, 2021 from $65.3 million for the same period last year primarily due to a decrease of $23.0 million in interest expense on deposits related to a 87 basis point decline in the cost of interest-bearing deposits. Additionally, interest expense on FHLB advances decreased by $3.5 million mainly due to decreases in the average balance and cost of FHLB advances of $77.5 million and 57 basis points, respectively. These decreases in interest expense were partially offset by decreases in interest income on loans and investments of $10.6 million and $1.5 million, respectively, primarily due to decreases in their yields of 35 basis points and 45 basis points, respectively.

Net interest margin for the six months ended June 30, 2021 was 2.27% compared to 1.86% for the same period last year. The increase in our margin was primarily related to a 82 basis point decline in the cost of our interest-bearing liabilities, partially offset by a decline of 37 basis points in the yield of our interest-earning assets.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the six months ended June 30, 2021 and 2020. The average balances are daily averages.

	For the Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,155,475	$75,501	3.63%	$4,042,681	$79,146	3.92%
Single family residential	1,880,852	27,573	2.93%	1,967,298	34,257	3.48%
Commercial real estate	200,220	4,537	4.53%	206,921	4,766	4.61%
Construction, land and NM	21,455	638	6.00%	21,363	726	6.83%
Total loans (1)	6,258,002	108,249	3.46%	6,238,263	118,895	3.81%
Investment securities	632,014	4,074	1.29%	647,389	5,619	1.74%
Cash, cash equivalents and restricted cash	124,494	84	0.14%	120,380	372	0.62%
Total interest-earning assets	7,014,510	112,407	3.20%	7,006,032	124,886	3.57%
Noninterest-earning assets (2)	62,164			65,288
Total assets	$7,076,674			$7,071,320
Interest-Bearing Liabilities
Transaction accounts	$153,638	171	0.22%	$172,764	545	0.62%
Money market demand accounts	2,127,491	5,690	0.53%	1,467,235	7,811	1.06%
Time deposits	2,945,807	15,494	1.05%	3,563,700	36,046	2.02%
Total deposits	5,226,936	21,355	0.82%	5,203,699	44,402	1.69%
FHLB advances	900,107	7,772	1.74%	977,650	11,243	2.31%
Junior subordinated debentures	61,857	514	1.68%	61,857	825	2.68%
Senior debt	94,565	3,148	6.66%	94,442	3,153	6.68%
Total interest-bearing liabilities	6,283,465	32,789	1.05%	6,337,648	59,623	1.87%
Noninterest-bearing deposit accounts	100,133			55,529
Other noninterest-bearing liabilities	63,135			69,745
Total liabilities	6,446,733			6,462,922
Total stockholders' equity	629,941			608,398
Total liabilities and stockholders' equity	$7,076,674			$7,071,320

Net interest spread (3)			2.15%			1.70%
Net interest income/margin (4)		$79,618	2.27%		$65,263	1.86%

(1)     Non-accrual loans and loans held for sale are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $9.8 million and $7.7 million for the six months ended June 30, 2021 and 2020, respectively.
(2)     Noninterest-earning assets includes the allowance for loan losses.
(3)    Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(4)     Net interest margin is net interest income divided by total interest-earning assets.

Interest rates and operating interest differential. The following table shows the effect that changes in volume and average interest rates had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities during the periods indicated.

	Six Months Ended June 30, 2021 vs 2020
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$2,213	$(5,858)	$(3,645)
Single family residential	(1,454)	(5,230)	(6,684)
Commercial real estate	(149)	(80)	(229)
Construction, land and NM	3	(91)	(88)
Total loans	613	(11,259)	(10,646)
Investment securities	(130)	(1,415)	(1,545)
Cash, cash equivalents and restricted cash	12	(300)	(288)
Total interest-earning assets	495	(12,974)	(12,479)
Interest-Bearing Liabilities
Transaction accounts	(54)	(320)	(374)
Money market demand accounts	2,679	(4,800)	(2,121)
Time deposits	(5,452)	(15,100)	(20,552)
Total deposits	(2,827)	(20,220)	(23,047)
FHLB advances	(845)	(2,626)	(3,471)
Senior debt	4	(9)	(5)
Junior subordinated debentures	—	(311)	(311)
Total interest-bearing liabilities	(3,668)	(23,166)	(26,834)

Net Interest Income	$4,163	$10,192	$14,355

Total interest income decreased by $12.5 million, or 10.0%, for the six months ended June 30, 2021 as compared to the same period last year. The decrease was primarily due to a $10.6 million decrease in interest income earned on loans resulting predominantly from a 35 basis point decrease in our loan yield caused by the prepayment of higher yielding loans, which were replaced by loans at lower interest rates, a net increase of $2.9 million in the cost of our interest rate swaps and, to a lesser extent, the impact from the purchase of a $287.8 million pool of lower yielding, fixed rate, single family loans in February 2021. The increase in the cost of our interest rate swaps during the six months ended June 30, 2021 compared to the same period last year was primarily due to the substantial decline in federal funds rates following the declaration of the pandemic in March 2020. Additionally, interest income on investments decreased by $1.5 million primarily due to a decrease in the yield on investment securities of 45 basis points caused by variable rate securities repricing to lower current interest rates, as well as the accelerated prepayment of securities backed by mortgages, which have been replaced with more recently purchased, lower yielding securities.

The volume of new loans originated totaled $1.1 billion and $800.6 million for the six months ended June 30, 2021 and 2020, respectively. Improvement in the volume of loan originations is mainly due to the impact of loan underwriting standards reverting back to prepandemic terms, as well as greater borrower comfort during the six months ended June 30, 2021 as compared to the same period last year in connection with the pandemic's impact on the economy and real estate values. The weighted average interest rate on new loans for the six months ended June 30, 2021 was 3.34% as compared to 3.87% for the same period last year. The decline in the average coupon on originations was primarily due to the decline in market interest rates, as well as competitive pricing pressures. As discussed above, during the six months ended June 30, 2021, we purchased a pool of single family loans, which was a strategic response to continued elevated loan prepayments and may further benefit our community reinvestment efforts. This purchase is excluded from the total volume of new loans originated discussed above. Loan prepayment speeds were 26.5% and 21.3% during the six months ended June 30, 2021 and 2020, respectively. The weighted average rate on loan payoffs/curtailments during the six months ended June 30, 2021 was 4.00% as compared to 4.25% for the same period last year.
Total interest expense decreased $26.8 million, or 45.0%, to $32.8 million for the six months ended June 30, 2021 from $59.6 million for the same period last year. Interest expense on deposits decreased $23.0 million primarily due to the cost of interest-bearing deposits decreasing 87 basis points. The decrease in our cost of interest-bearing deposits compared to the same period last year is predominantly due to our deposits repricing to lower current market interest rates and, to a lesser extent, a $617.9 million decrease in the average balance of time deposits, which were generally replaced with other lower cost deposit products. Interest expense on advances from the FHLB decreased by $3.5 million during the six months ended June 30, 2021 compared to the same period last year, due to a decrease in the average balance and cost of FHLB advances of $77.5 million and 57 basis points, respectively. These declines were primarily due to the early payoff, in December 2020, of $150.0 million in FHLB advances with a weighted average interest rate of 2.95% and an increase in the volume of short-term advances during the current year to date period. For the six months ended June 30, 2021 and 2020, the average balances and weighted average interest rates of short-term FHLB advances outstanding were $165.9 million and $13.9 million, respectively, and 0.14% and 1.45%, respectively.
Provision for Loan Losses

For the six months ended June 30, 2021, we recorded a reversal of loan loss provisions of $5.0 million as compared to recording loan loss provisions of $10.6 million for the same period last year. The loan loss provisions reversed during the six months ended June 30, 2021 were predominantly due to a partial decrease of our allowance for loan losses that was established last year for the uncertain economic risks associated with the pandemic, as well as improvement in the level of our criticized loans, partially offset by growth in our loan portfolio.

Noninterest Income

Noninterest income decreased by $650 thousand, or 44.2%, to $819 thousand for the six months ended June 30, 2021 from $1.5 million for the same period last year.

The following table presents the major components of our noninterest income:

	For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$738	$909	$(171)	(18.8)%
Fee income	131	58	73	125.9%
Other	(50)	502	(552)	(110.0)%
Total noninterest income	$819	$1,469	$(650)	(44.2)%
The decrease in noninterest income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to a $178 thousand decrease in the fair value of equity securities during the current period compared to a $289 thousand increase in fair value during the same period last year. Additionally, there was a $171 thousand decrease in FHLB stock dividends due to a reduction in the FHLB annualized dividend rate from 7% to 5% during the quarter ended June 30, 2020.

Noninterest Expense

Noninterest expense decreased $2.9 million, or 9.1%, to $29.3 million for the six months ended June 30, 2021 from $32.2 million for the same period last year.

The following table presents the major components of our noninterest expense for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$19,021	$21,505	$(2,484)	(11.6)%
Deposit insurance premium	939	947	(8)	(0.8)%
Occupancy	2,472	2,241	231	10.3%
Depreciation and amortization	1,333	1,356	(23)	(1.7)%
Professional and regulatory fees	1,098	885	213	24.1%
Marketing	527	1,205	(678)	(56.3)%
Data processing	1,846	2,005	(159)	(7.9)%
Other expenses	2,048	2,063	(15)	(0.7)%
Total noninterest expense	$29,284	$32,207	$(2,923)	(9.1)%
The decrease in noninterest expense during the six months ended June 30, 2021 as compared to the same period last year was primarily attributable to a $2.5 million decline in compensation costs mainly due to an increase in capitalized salaries related to increased loan production compared to the same period last year. Additionally, there was a $678 thousand decrease in marketing costs associated with deposit gathering efforts.
Income Tax Expense

For the six months ended June 30, 2021, we recorded income tax expense of $16.5 million as compared to $7.1 million for the same period last year with effective tax rates of 29.4% and 29.5%, respectively. Compared to the same period last year, the increase in income tax expense was due to our higher pre-tax earnings during the six months ended June 30, 2021.
Financial Condition - As of June 30, 2021 and December 31, 2020

Total assets at June 30, 2021 were $7.3 billion, an increase of $351.0 million, or 5.1%, from December 31, 2020. The increase was primarily due to a $393.8 million increase in loans and a $56.2 million increase in investment securities, partially offset by a $108.6 million decrease in cash as compared to December 31, 2020. Total liabilities were $6.6 billion at quarter end, an increase of $326.0 million, or 5.2%, from December 31, 2020. The increase in total liabilities was primarily attributable to an increase in FHLB advances of $198.4 million and growth in our deposits of $137.6 million compared to the prior year end.

Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of June 30, 2021 and December 31, 2020, our total loans amounted to $6.4 billion and $6.0 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of June 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	% of total	Amount	% of total
Real estate loans
Multifamily residential	$4,254,977	66.5%	$4,075,893	67.9%
Single family residential	1,922,742	30.1%	1,700,119	28.3%
Commercial real estate	195,716	3.1%	202,189	3.4%
Construction and land	20,683	0.3%	22,141	0.4%
Non-mortgage	—	0.0%	100	0.0%
Total loans before deferred items	6,394,118	100.0%	6,000,442	100.0%
Deferred loan costs, net	49,522		49,374
Total loans	$6,443,640		$6,049,816
The relative composition of the loan portfolio has not changed significantly over the past few years. Our primary focus remains multifamily real estate lending, which constituted 67% and 68% of our portfolio at June 30, 2021 and December 31, 2020, respectively. Single family residential lending is our secondary lending emphasis and represented 30% and 28% of our portfolio at June 30, 2021 and December 31, 2020, respectively.

We recognize that our multifamily and single family residential loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 582.3% and 575.3% as of June 30, 2021 and December 31, 2020, respectively. Our single family loans as a percentage of risk-based capital were 264.5% and 241.8% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At June 30, 2021, 63%, 26% and 9% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 62%, 26% and 10%, respectively, at December 31, 2020.

Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual cash flow evaluations of income property loans and semi-annual stress testing.

We had a small portfolio of construction loans with commitments (funded and unfunded) totaling $45.0 million and $34.7 million at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the average loan commitment for our single family and multifamily residential construction loans was $4.3 million and $10.5 million, respectively. Our construction lending typically focuses on single family residential projects with completed values of $5.0 million or less and multifamily projects with loan commitments of $15.0 million or less.

The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Loan Inflows:
Multifamily residential	$461,646	$259,495	$710,250	$444,551
Single family residential	250,909	218,801	388,973	334,392
Commercial real estate	—	7,166	2,000	12,106
Construction and land	16,849	2,429	19,200	9,583
Purchases	—	—	287,751	20,380
Total loans originated and purchased	729,404	487,891	1,408,174	821,012

Loan Outflows:
Loan principal reductions and payoffs	(545,286)	(428,849)	(996,823)	(789,181)
Other (1)	(11,834)	3,682	(17,527)	18,231
Total loan outflows	(557,120)	(425,167)	(1,014,350)	(770,950)
Net change in total loan portfolio	$172,284	$62,724	$393,824	$50,062

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loan costs, fair value adjustments and, to the extent applicable, may include foreclosures, charge-offs, negative amortization and interest capitalized as a result of COVID-19 modifications.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At June 30, 2021, our multifamily real estate portfolio had an average loan balance of $1.6 million, an average unit count of 14.5 units, a weighted average loan to value of 56.8% and a weighted average debt service coverage ratio of 1.52, as compared to an average loan balance of $1.6 million, an average unit count of 14.6 units, a weighted average loan to value of 56.6% and a weighted average debt service coverage ratio of 1.54 at December 31, 2020.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide loans to refinance single family properties. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At June 30, 2021, our single family residential real estate portfolio had an average loan balance of $835 thousand, a weighted average loan to value of 62.4% and a weighted average credit score at origination/refreshed of 757. At December 31, 2020, our single family residential real estate portfolio had an average loan balance of $941 thousand, a weighted average loan to value of 63.9% and a weighted average credit score at origination/refreshed of 751. Compared to the prior year end, the declines in the average loan balance and weighted average loan to value, as well as the improvement in the weighted average credit score were due to the single family loan pool purchase, previously discussed.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on nonresidential commercial real estate. Our commercial real estate loans are generally used to finance the purchase or refinance of established multi-tenant industrial, office and retail sites. At June 30, 2021, our commercial real estate portfolio had an average loan balance of $2.1 million, a weighted average loan to value of 54.5% and a weighted average debt service coverage ratio of 1.54, as compared to an average loan balance of $2.1 million, a weighted average loan to value of 55.1% and a weighted average debt service coverage ratio of 1.52 at December 31, 2020. Lending in nonresidential commercial real estate has been intentionally limited since the start of the pandemic.
Construction and land. Other categories of loans included in our portfolio consist of construction and land loans. Construction loans include single family and multifamily construction projects.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
As of June 30, 2021:
Loans
Real estate mortgage loans:
Multifamily residential	$1,216	$4,235	$4,249,526	$4,254,977
Single family residential	34	848	1,921,860	1,922,742
Commercial real estate	—	8,776	186,940	195,716
Construction and land	18,223	2,460	—	20,683
Total loans	$19,473	$16,319	$6,358,326	$6,394,118

Fixed interest rates	$—	$209	$297,198	$297,407
Floating or hybrid adjustable rates	19,473	16,110	6,061,128	6,096,711
Total loans	$19,473	$16,319	$6,358,326	$6,394,118
As of December 31, 2020:
Loans
Real estate mortgage loans:
Multifamily residential	$9	$6,336	$4,069,548	$4,075,893
Single family residential	35	1,143	1,698,941	1,700,119
Commercial real estate	—	4,451	197,738	202,189
Construction and land	18,930	3,211	—	22,141
Non-mortgage	—	—	100	100
Total loans	$18,974	$15,141	$5,966,327	$6,000,442

Fixed interest rates	$—	$11	$24,846	$24,857
Floating or hybrid adjustable rates	18,974	15,130	5,941,481	5,975,585
Total loans	$18,974	$15,141	$5,966,327	$6,000,442
Our fixed interest rate loans generally consist of 30 and 40-year loans that are primarily secured by single family residential properties, often in conjunction with our efforts to provide affordable housing financing to low-to-moderate income individuals. The increase in fixed rate loans at June 30, 2021 is due to our purchase of a pool of fixed rate single family loans in February 2021. Our floating and adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of three to ten years and then convert to quarterly or semi-annual repricing adjustments thereafter. As of June 30, 2021 and December 31, 2020, $4.7 billion and $4.3 billion, respectively, of our floating or hybrid adjustable rate loans were at their floor rates. The weighted average minimum interest rate on loans at their floor rates was 3.88% and 4.03% at June 30, 2021 and December 31, 2020, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.3 billion at both June 30, 2021 and December 31, 2020. These loans had a weighted average term to first repricing date of 3.44 years and 3.26 years at June 30, 2021 and December 31, 2020, respectively.

Asset Quality

Our primary objective is to maintain a high level of asset quality in our loan portfolio. We believe our underwriting practices and policies, established by experienced professionals, appropriately govern the risk profile for our loan portfolio. These policies are continually evaluated and updated as necessary. All loans are assessed and assigned a risk classification at origination based on underlying characteristics of the transaction such as collateral type, collateral cash flow, collateral coverage and borrower strength. We believe that we have a comprehensive methodology to proactively monitor our credit quality after origination. Particular emphasis is placed on our commercial portfolio where risk assessments are re-evaluated as a result of reviewing commercial property operating statements and borrower financials on at least an annual basis. Single family residential loans are subject to an annual regrading based upon a credit score refresh, among other factors. On an ongoing basis, we also monitor payment performance, delinquencies, and tax and property insurance compliance, as well as any other pertinent information that may be available to determine the collectability of a loan. We believe our practices facilitate the early detection and remediation of problems within our loan portfolio. Assigned risk ratings, as well as the evaluation of other credit metrics, are an integral part of management assessing the adequacy of our allowance for loan losses. We periodically employ the use of an outside independent consulting firm to evaluate our underwriting and risk assessment processes. Like other financial institutions, we are subject to the risk that our loan portfolio will be exposed to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Non-accrual loans
Multifamily residential portfolio	$515	$522
Single family residential portfolio	192	5,791
Total non-accrual loans	707	6,313
Real estate owned	—	—
Total nonperforming assets	$707	$6,313
Performing TDRs	$1,234	$1,260
Allowance for loan losses to period end nonperforming loans	5846.53%	732.04%
Nonperforming loans to period end loans	0.01%	0.10%
Nonperforming assets to total assets	0.01%	0.09%
Nonperforming loans plus performing TDRs to total loans	0.03%	0.13%

When assessing whether a loan should be placed on non-accrual status because contractual payments appear doubtful, consideration is given to information we collect from third parties and our borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.
For the three and six months ended June 30, 2021, $36 thousand and $99 thousand, respectively, in interest income was recognized on non-accrual loans subsequent to their classification as non-accrual compared to $28 thousand and $51 thousand for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2021, the Company recorded $28 thousand and $39 thousand, respectively, of interest income related to performing TDR loans compared to $15 thousand and $31 thousand during the three and six months ended June 30, 2020, respectively. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $1 thousand and $16 thousand for the three and six months ended June 30, 2021 compared to $70 thousand and $141 thousand for the three and six months ended June 30, 2020, respectively.

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Allowance for loan losses at beginning of period	$43,766	$40,657	$46,214	$36,001
Charge-offs:
Single family residential	—	—	—	(722)
Total charge-offs	—	—	—	(722)
Recoveries:
Single family residential	62	3	64	6
Construction and land	7	75	57	150
Total recoveries	69	78	121	156
Net recoveries (charge-offs)	69	78	121	(566)
(Reversal of) provision for loan losses	(2,500)	5,250	(5,000)	10,550
Allowance for loan losses at period end	$41,335	$45,985	$41,335	$45,985
Allowance for loan losses to period end loans held for investment	0.64%	0.73%	0.64%	0.73%
Annualized net (recoveries) charge-offs to average loans	(0.00)%	(0.00)%	(0.00)%	0.02%

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

The following table presents the book value of our investment portfolio as of the dates indicated:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$167,841	25.06%	$216,724	35.34%
Commercial MBS and CMOs	442,612	66.12%	361,988	59.03%
Agency bonds	12,971	1.94%	15,022	2.45%
Other asset backed securities	29,836	4.46%	—	—%
Total available for sale debt securities	653,260	97.58%	593,734	96.82%
Held to maturity:
Government Sponsored Entities:
Residential MBS	4,252	0.64%	7,391	1.21%
Other investments	72	0.01%	76	0.01%
Total held to maturity debt securities	4,324	0.65%	7,467	1.22%
Equity securities	11,859	1.77%	12,037	1.96%
Total investment securities	$669,443	100.00%	$613,238	100.00%

At June 30, 2021, there was no issuer, other than U.S. government agencies, where the aggregate book value or market value of such issuer’s securities held by the Company exceeded 10% of our stockholders’ equity.

Deposits

Representing 81.6% of our total liabilities as of June 30, 2021, deposits are our primary source of funding for our business operations. We have historically maintained and grown our deposit customer base in various rate environments based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure and "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations and transaction accounts. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits from deposit brokers and/or the State of California.

Total deposits increased by $137.6 million, or 2.6%, to $5.4 billion at June 30, 2021 from $5.3 billion at December 31, 2020. Brokered deposits increased $151.7 million, while retail deposits decreased $14.0 million. The decline in retail deposits was mainly attributable to the FDIC's revised definition of brokered deposits that went into effect on April 1, 2021 and resulted in $158.1 million of retail deposits being reclassified to brokered deposits or exiting the Bank. Time deposits represented 51.3% and 58.1% of total deposits at June 30, 2021 and December 31, 2020, respectively. The decline in time deposits was entirely offset by increases in our money market savings and checking accounts. We consider approximately 72.0% of our retail deposits at June 30, 2021 to be core deposits based on our internal methodology, which gives consideration to the tenure of customer relationships, product penetration and the relative cost of the deposit accounts.

Our loan to deposit ratio was 119.28% and 114.92% at June 30, 2021 and December 31, 2020, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth and to strategically manage our interest rate risk, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.

The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$110,525	—%	2.1%	$64,744	—%	1.1%
Interest-bearing transaction accounts	152,830	0.16%	2.9%	179,266	0.39%	3.4%
Money market demand accounts	2,225,482	0.49%	41.7%	1,515,633	0.91%	28.5%
Time deposits	2,850,058	0.98%	53.3%	3,557,504	1.80%	67.0%
Total	$5,338,895	0.72%	100.0%	$5,317,147	1.49%	100.0%

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Amount	Weighted average rate paid	Percent of total deposits	Average Amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$100,133	—%	1.9%	$55,529	—%	1.1%
Interest-bearing transaction accounts	153,638	0.22%	2.9%	172,764	0.62%	3.3%
Money market demand accounts	2,127,491	0.53%	39.9%	1,467,235	1.06%	27.9%
Time deposits	2,945,807	1.05%	55.3%	3,563,700	2.02%	67.7%
Total	$5,327,069	0.80%	100.0%	$5,259,228	1.69%	100.0%
The following table sets forth the maturity of time deposits as of June 30, 2021:

(Dollars in thousands except for column headings)	Under $100,000	$100,000 and greater
Remaining maturity:
Three months or less	$214,933	$916,095
Over three through six months	172,940	359,092
Over six through twelve months	156,876	907,217
Over twelve months	12,598	32,491
Total	$557,347	$2,214,895
Percent of total deposits	10.32%	41.00%

The Company had time deposits that met or exceeded the FDIC insurance limit of $250 thousand of $1.2 billion and $1.4 billion at June 30, 2021 and December 31, 2020, respectively. At the same dates, the Company had $201.7 million and $50.0 million of wholesale deposits, respectively.
FHLB Advances and Other Borrowings

In addition to deposits, we utilize collateralized FHLB borrowings to fund our asset growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances increased $198.4 million, or 24.6%, to $1.0 billion at June 30, 2021 compared to $806.7 million at December 31, 2020. The increase in FHLB advances outstanding at June 30, 2021 as compared to December 31, 2020, was utilized to fund loan growth and manage interest rate risk during the six months ended June 30, 2021. As of both June 30, 2021 and December 31, 2020, the Bank had a FHLB letter of credit outstanding totaling $62.6 million.

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

	June 30, 2021		December 31, 2020		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	1.50%	$41,238	1.60%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	1.74%	$20,619	1.84%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
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

The following table presents information regarding our FHLB advances and other borrowings as of and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
FHLB advances
Average amount outstanding during the period	$960,689	$961,410	$900,107	$977,650
Maximum amount outstanding at any month-end during the period	1,048,647	963,689	1,048,647	1,040,199
Balance outstanding at end of period	1,005,147	961,747	1,005,147	961,747
Weighted average maturity (in years)	1.3	2.3	1.3	2.3
Weighted average interest rate at end of period	1.45%	2.19%	1.45%	2.19%
Weighted average interest rate during the period	1.60%	2.38%	1.74%	2.31%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857	$61,857	$61,857
Weighted average maturity (in years)	15.5	16.5	15.5	16.5
Weighted average interest rate at end of period	1.58%	1.77%	1.58%	1.77%
Weighted average interest rate during the period	1.65%	2.16%	1.68%	2.68%

Senior unsecured term notes
Balance outstanding at end of period	$94,601	$94,478	$94,601	$94,478
Weighted average maturity (in years)	3.3	4.3	3.3	4.3
Weighted average interest rate at end of period	6.66%	6.67%	6.66%	6.67%
Weighted average interest rate during the period	6.66%	6.67%	6.66%	6.68%

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

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Outstanding at period end	$228,400	$—	$228,400	$—
Average amount outstanding	242,129	4,066	165,873	13,910
Maximum amount outstanding at any month end	346,900	—	346,900	63,000
Weighted average interest rate:
During period	0.13%	0.22%	0.14%	1.45%
End of period	0.14%	—%	0.14%	—%
Stockholders’ Equity

Stockholders’ equity totaled $638.7 million and $613.7 million at June 30, 2021 and December 31, 2020, respectively. The increase in stockholders' equity was primarily related to net income of $39.6 million, partially offset by stock repurchases of $6.6 million, dividends paid of $6.0 million and a decline in the fair value of available for sale investment securities of $2.3 million during the six months ended June 30, 2021.

During the six months ended June 30, 2021, the Company repurchased 578,285 of its shares in connection with its stock repurchase program at an average price of $11.40 per share, or a 7.0% discount to tangible book value at June 30, 2021, and a total cost of $6.6 million. As of June 30, 2021, there were $12.0 million of authorized funds remaining under the current share repurchase program.

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

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commitments to fund loans and lines of credit	$179,392	$116,944
In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $959 thousand at both June 30, 2021 and December 31, 2020, respectively, which is included in other liabilities and accrued expenses in the consolidated statements of financial condition.

The Company entered into two new two-year swap agreements, with an aggregate notional amount of $650 million during the six months ended June 30, 2021. The swaps provide a hedge against the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. The weighted average fixed interest rate on the new swaps is 0.16%. During the year ended December 31, 2019, we entered into two, two-year swap agreements with an aggregate notional amount of $1.0 billion, $500 million of which matured in June 2021 and the remaining $500 million of which will mature in August 2021, to hedge the interest rate risk related to certain hybrid multifamily loans which were in their fixed rate period. Our swaps involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amounts.

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

Contractual Obligations

The following table presents, as of June 30, 2021, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", Note 15. ‘‘Commitments and Contingencies,’’ in the notes to our unaudited consolidated financial statements in this Report.

		Payments Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$2,772,242	$2,727,153	$32,319	$12,770	$—
FHLB advances (1)	1,005,147	553,500	350,000	101,500	147
Senior debt (1)	95,000	—	—	95,000	—
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases	12,364	4,071	4,962	2,041	1,290
Significant contract (2)	8,345	1,718	3,436	3,191	—
Total	$3,954,955	$3,286,442	$390,717	$214,502	$63,294

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

Our total deposits at June 30, 2021 and December 31, 2020 were $5.4 billion and $5.3 billion, respectively. Based on the values of loans pledged as collateral, our $1.0 billion of FHLB advances outstanding and our $62.6 million FHLB letter of credit outstanding, we had $875.4 million of additional borrowing capacity with the FHLB at June 30, 2021. Based on the values of loans pledged as collateral, we had $195.0 million of borrowing capacity with the FRB at June 30, 2021. There were no outstanding advances with the FRB at June 30, 2021. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at June 30, 2021, none of which were advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Available cash balances at correspondent banks, including amounts at the FRB, totaled $68.4 million at June 30, 2021.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of June 30, 2021 and December 31, 2020, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At June 30, 2021, the capital conservation buffer was 2.50%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of June 30, 2021
Tier 1 Leverage Ratio	$692,866	9.70%	$285,754	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	631,009	15.73%	180,473	4.50%	$280,735	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	692,866	17.28%	240,630	6.00%	340,893	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	735,300	18.33%	320,840	8.00%	421,103	10.50%	N/A	N/A
As of December 31, 2020
Tier 1 Leverage Ratio	$665,514	9.45%	$281,564	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	603,657	15.75%	172,420	4.50%	$268,209	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	665,514	17.37%	229,893	6.00%	325,682	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	712,837	18.60%	306,524	8.00%	402,313	10.50%	N/A	N/A
Luther Burbank Savings
As of June 30, 2021
Tier 1 Leverage Ratio	$762,135	10.67%	$285,617	4.00%	N/A	N/A	$357,021	5.00%
Common Equity Tier 1 Risk-Based Ratio	762,135	19.01%	180,394	4.50%	$280,613	7.00%	260,569	6.50%
Tier 1 Risk-Based Capital Ratio	762,135	19.01%	240,525	6.00%	340,744	8.50%	320,701	8.00%
Total Risk-Based Capital Ratio	804,569	20.07%	320,701	8.00%	420,919	10.50%	400,876	10.00%
As of December 31, 2020
Tier 1 Leverage Ratio	$729,054	10.36%	$281,453	4.00%	N/A	N/A	$351,816	5.00%
Common Equity Tier 1 Risk-Based Ratio	729,054	19.04%	172,340	4.50%	$268,085	7.00%	248,936	6.50%
Tier 1 Risk-Based Capital Ratio	729,054	19.04%	229,787	6.00%	325,532	8.50%	306,383	8.00%
Total Risk-Based Capital Ratio	776,377	20.27%	306,383	8.00%	402,128	10.50%	382,979	10.00%

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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at June 30, 2021. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
June 30, 2021
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(12.3)	(7.2)%
+300 BP	(7.7)	(4.5)%
+200 BP	(4.3)	(2.5)%
+100 BP	(1.9)	(1.1)%
-100 BP	5.8	3.4%
The NII at Risk reported at June 30, 2021 reflects that our earnings are in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. During the six months ended June 30, 2021, our NII at Risk increased as compared to December 31, 2020 primarily due to loan growth and the steepening yield curve.
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

Interest Rate Risk to Capital (EVE)
June 30, 2021
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(348.6)	(55.0)%
+300 BP	(243.1)	(38.4)%
+200 BP	(146.3)	(23.1)%
+100 BP	(74.0)	(11.7)%
-100 BP	70.2	11.1%
The EVE reported at June 30, 2021 reflects that our market value of capital is in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. During the six months ended June 30, 2021, our EVE increased as compared to December 31, 2020 primarily due to loan growth, the steepening yield curve and a change in model assumptions.
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
We are currently utilizing FHLB advances and interest rate swaps to hedge our liability sensitive interest rate risk position. As of June 30, 2021, the Company maintained three interest rate swaps with an aggregate notional amount of $1.2 billion to primarily hedge the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. All of our swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income for loans in our unaudited consolidated statements of income. During the three and six months ended June 30, 2021, the Company recognized a reduction in interest income of $3.3 million and $6.7 million, respectively, in connection with the swaps compared to $3.5 million and $3.9 million during the three and six months ended June 30, 2020, respectively.
The following table summarizes derivative instruments utilized by us as interest rate risk hedge positions as of June 30, 2021:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate swap	Fair value hedge	2	$500,000	$—	$608
Interest rate swap	Fair value hedge	20	350,000	345	—
Interest rate swap	Fair value hedge	24	300,000	32	—
			$1,150,000	$377	$608
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO. Additionally, contracts are in place to ensure that minimum transfer amounts and collateral requirements are established.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2021, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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
The table below summarizes the Company's monthly repurchases of equity securities during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (1)
(Dollars in thousands, except per share data)
April 1 - 30, 2021	24,610	$11.16	24,610	$16,203
May 1 - 31, 2021	152,850	11.93	152,850	14,380
June 1 - 30, 2021	199,143	12.02	199,143	11,985
Total	376,603	$11.93	376,603	$11,985
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

LUTHER BURBANK CORPORATION

DATED:	AUGUST 6, 2021	By: /s/ Simone Lagomarsino
Simone Lagomarsino
President and Chief Executive Officer

DATED:	AUGUST 6, 2021	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer