Form 10-Q
period 2021-09-30
Luther Burbank Corp
filed 2021-11-05
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

As of November 1, 2021, there were 51,688,189 shares of the registrant’s common stock, no par value, outstanding.

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

Given the ongoing and dynamic nature of the coronavirus disease 2019 ("COVID-19") pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects remain uncertain. Deterioration in general business and economic conditions resulting from the continuing pandemic, including the tight labor market, supply chain disruptions, inflationary pressures, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Some of the other risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the impact of changes in interest rates; political instability; changes in the monetary policies of the U.S. Government; a decline in economic conditions; deterioration in the value of West Coast real estate, both residential and commercial; an increase in the level of non-performing assets and charge-offs; further increased competition among financial institutions; the Company’s ability to continue to attract deposits and quality loan customers; further government regulation, including regulations regarding capital requirements, and the implementation and costs associated with the same; internal and external fraud and cyber-security threats including the loss of bank or customer funds, loss of system functionality or the theft or loss of data; management’s ability to successfully manage the Company’s operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and the Company’s 2020 Annual Report on Form 10-K.

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

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Cash, cash equivalents and restricted cash	$132,039	$178,861
Available for sale debt securities, at fair value	652,810	593,734
Held to maturity debt securities, at amortized cost (fair value of $4,377 and $7,870 at September 30, 2021 and December 31, 2020, respectively)	4,155	7,467
Equity securities, at fair value	11,804	12,037
Loans receivable, net of allowance for loan losses of $37,335 and $46,214 at September 30, 2021 and December 31, 2020, respectively	6,306,526	6,003,602
Accrued interest receivable	18,889	18,795
Federal Home Loan Bank ("FHLB") stock, at cost	23,411	25,122
Premises and equipment, net	16,449	18,226
Goodwill	3,297	3,297
Prepaid expenses and other assets	51,406	44,963
Total assets	$7,220,786	$6,906,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,587,156	$5,264,329
FHLB advances	751,647	806,747
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $369 and $461 at September 30, 2021 and December 31, 2020, respectively)	94,631	94,539
Accrued interest payable	177	1,388
Other liabilities and accrued expenses	71,382	63,553
Total liabilities	6,566,850	6,292,413

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, no par value; 100,000,000 shares authorized; 51,682,604 and 52,220,266 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	406,331	414,120
Retained earnings	244,972	192,834
Accumulated other comprehensive income, net of taxes	2,633	6,737
Total stockholders' equity	653,936	613,691
Total liabilities and stockholders' equity	$7,220,786	$6,906,104
See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and fee income:
Loans	$55,757	$56,766	$164,006	$175,661
Investment securities	2,213	2,167	6,287	7,787
Cash, cash equivalents and restricted cash	78	83	162	454
Total interest and fee income	58,048	59,016	170,455	183,902
Interest expense:
Deposits	7,535	15,744	28,890	60,146
FHLB advances	3,573	5,307	11,345	16,550
Junior subordinated deferrable interest debentures	250	279	763	1,104
Senior debt	1,574	1,574	4,723	4,727
Total interest expense	12,932	22,904	45,721	82,527
Net interest income before provision for loan losses	45,116	36,112	124,734	101,375
(Reversal of) provision for loan losses	(4,000)	—	(9,000)	10,550
Net interest income after provision for loan losses	49,116	36,112	133,734	90,825
Noninterest income:
FHLB dividends	407	368	1,145	1,277
Other income	24	219	105	779
Total noninterest income	431	587	1,250	2,056
Noninterest expense:
Compensation and related benefits	9,596	11,408	28,617	32,913
Deposit insurance premium	492	482	1,431	1,429
Professional and regulatory fees	445	431	1,543	1,316
Occupancy	1,263	1,156	3,735	3,397
Depreciation and amortization	625	673	1,958	2,029
Data processing	883	999	2,729	3,004
Marketing	380	306	907	1,511
Other expenses	951	919	2,999	2,982
Total noninterest expense	14,635	16,374	43,919	48,581
Income before provision for income taxes	34,912	20,325	91,065	44,300
Provision for income taxes	10,169	6,008	26,695	13,089
Net income	$24,743	$14,317	$64,370	$31,211

Basic earnings per common share	$0.48	$0.28	$1.25	$0.58
Diluted earnings per common share	$0.48	$0.27	$1.24	$0.58
Dividends per common share	$0.12	$0.06	$0.24	$0.17

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$24,743	$14,317	$64,370	$31,211
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale debt securities:
Unrealized holding (loss) gain arising during the period	(2,482)	(1)	(5,785)	7,222
Tax effect	722	6	1,681	(2,095)
Total other comprehensive (loss) income, net of tax	(1,760)	5	(4,104)	5,127
Comprehensive income	$22,983	$14,322	$60,266	$36,338

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive Income (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, June 30, 2020	52,382,895	$414,264	$175,852	$6,566	$596,682
Net income	—	—	14,317	—	14,317
Other comprehensive income	—	—	—	5	5
Restricted stock award grants	11,604	—	—	—	—
Settled restricted stock units	24,188	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(7,797)	(75)	—	—	(75)
Restricted stock forfeitures	(837)	(5)	—	—	(5)
Stock based compensation expense	—	931	—	—	931
Cash dividends ($0.06 per share)	—	—	(3,022)	—	(3,022)
Balance, September 30, 2020	52,410,053	$415,115	$187,147	$6,571	$608,833

Balance, June 30, 2021	51,861,704	$407,860	$226,446	$4,393	$638,699
Net income	—	—	24,743	—	24,743
Other comprehensive loss	—	—	—	(1,760)	(1,760)
Restricted stock forfeitures	(1,332)	(5)	—	—	(5)
Stock based compensation expense	—	650	—	—	650
Shares repurchased	(177,768)	(2,174)	—	—	(2,174)
Cash dividends ($0.12 per share)	—	—	(6,217)	—	(6,217)
Balance, September 30, 2021	51,682,604	$406,331	$244,972	$2,633	$653,936

See accompanying notes to unaudited consolidated financial statements

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, December 31, 2019	55,999,754	$447,784	$165,236	$1,444	$614,464
Net income	—	—	31,211	—	31,211
Other comprehensive income	—	—	—	5,127	5,127
Restricted stock award grants	261,722	—	—	—	—
Settled restricted stock units	94,408	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(64,361)	(666)	—	—	(666)
Restricted stock forfeitures	(29,661)	(31)	8	—	(23)
Stock based compensation expense	—	2,742	—	—	2,742
Shares repurchased	(3,851,809)	(34,714)	—	—	(34,714)
Cash dividends ($0.17 per share)	—	—	(9,308)	—	(9,308)
Balance, September 30, 2020	52,410,053	$415,115	$187,147	$6,571	$608,833

Balance, December 31, 2020	52,220,266	$414,120	$192,834	$6,737	$613,691
Net income	—	—	64,370	—	64,370
Other comprehensive loss	—	—	—	(4,104)	(4,104)
Restricted stock award grants	289,473	—	—	—	—
Settled restricted stock units	68,873	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(85,825)	(901)	—	—	(901)
Restricted stock forfeitures	(54,130)	(72)	14	—	(58)
Stock based compensation expense	—	1,952	—	—	1,952
Shares repurchased	(756,053)	(8,768)	—	—	(8,768)
Cash dividends ($0.24 per share)	—	—	(12,246)	—	(12,246)
Balance, September 30, 2021	51,682,604	$406,331	$244,972	$2,633	$653,936

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$64,370	$31,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,958	2,029
(Reversal of) provision for loan losses	(9,000)	10,550
Amortization of deferred loan costs, net	15,035	11,785
Amortization of premiums on investment securities, net	1,698	2,447
Stock based compensation expense, net of forfeitures	1,880	2,711
Change in fair value of mortgage servicing rights	639	807
Change in fair value of equity securities	233	(288)
Other items, net	125	331
Effect of changes in:
Accrued interest receivable	(94)	920
Accrued interest payable	(1,211)	(1,647)
Prepaid expenses and other assets	(1,920)	(4,134)
Other liabilities and accrued expenses	11,804	(3,780)
Net cash provided by operating activities	85,517	52,942
Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of available for sale debt securities	109,718	188,270
Proceeds from maturities and paydowns of held to maturity debt securities	3,234	2,096
Purchases of available for sale debt securities	(176,200)	(181,837)
Net (increase) decrease in loans receivable	(31,251)	101,994
Proceeds from loans held for sale previously classified as portfolio loans	1,731	—
Purchase of loans, including (discount) premium	(286,917)	(20,507)
Redemption of FHLB stock, net	1,711	730
Purchase of premises and equipment	(191)	(1,275)
Net cash (used in) provided by investing activities	(378,165)	89,471
Cash flows from financing activities:
Net increase in deposits	322,827	41,963
Proceeds from long-term FHLB advances	350,000	136,500
Repayment of long-term FHLB advances	(405,100)	(151,955)
Net change in short-term FHLB advances	—	(1,500)
Shares withheld for taxes on vested restricted stock	(901)	(666)
Shares repurchased	(8,768)	(34,714)
Cash paid for dividends	(12,232)	(9,300)
Net cash provided by (used in) financing activities	245,826	(19,672)
(Decrease) increase in cash, cash equivalents and restricted cash	(46,822)	122,741
Cash, cash equivalents and restricted cash, beginning of period	178,861	91,325
Cash, cash equivalents and restricted cash, end of period	$132,039	$214,066
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$46,932	$84,174
Income taxes	$25,901	$15,069
Non-cash investing activity:
Loans transferred to held for sale	$1,706	$—

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

The Bank conducts its business from its headquarters in Gardena, California. It has ten full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. Additionally, there are several loan production offices located throughout California, as well as a loan production office in Clackamas County, Oregon.

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2021.

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

(Dollars in thousands, except share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$24,743	$14,317	$64,370	$31,211

Weighted average basic common shares outstanding	51,333,283	52,001,097	51,680,782	53,359,460
Add: Dilutive effects of assumed vesting of restricted stock	211,630	156,106	153,980	118,309
Weighted average diluted common shares outstanding	51,544,913	52,157,203	51,834,762	53,477,769

Income per common share:
Basic EPS	$0.48	$0.28	$1.25	$0.58
Diluted EPS	$0.48	$0.27	$1.24	$0.58
Anti-dilutive shares not included in calculation of diluted earnings per share	—	26	6,291	17,623
Adoption of New Financial Accounting Standards
FASB ASU 2016-02
In February 2016, the Financial Accounting Standards Board ("FASB") amended existing guidance that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. These amendments are effective for Public Business Entities ("PBEs") for annual periods and interim periods within those annual periods beginning after December 15, 2018. As an emerging growth company, the Company expects to adopt this guidance on January 1, 2022. Upon adoption of this guidance, the Company will recognize a liability for its obligations under its operating leases and a corresponding right-of-use asset for its right to use leased properties over the lease term. The Company is currently evaluating the impact of ASU 2016‑02 on the consolidated financial statements. Based on leases outstanding at September 30, 2021, the Company does not expect the updates to have a material impact on the consolidated financial statements, but does anticipate the adoption of ASU 2016‑02 will result in an increase in balances of the Company's Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities.
2.     INVESTMENT SECURITIES
Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2021:
Government and Government Sponsored Entities:
Residential mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$190,037	$1,638	$(1,136)	$190,539
Commercial MBS and CMOs	418,930	4,508	(1,521)	421,917
Agency bonds	10,914	260	—	11,174
Other asset backed securities ("ABS")	29,220	32	(72)	29,180
Total available for sale debt securities	$649,101	$6,438	$(2,729)	$652,810
At December 31, 2020:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$213,279	$3,459	$(14)	$216,724
Commercial MBS and CMOs	355,963	6,337	(312)	361,988
Agency bonds	14,998	69	(45)	15,022
Total available for sale debt securities	$584,240	$9,865	$(371)	$593,734
Net unrealized gains on available for sale investment securities are recorded as accumulated other comprehensive income within stockholders’ equity and totaled $2.6 million and $6.7 million, net of $1.1 million and $2.8 million in tax liabilities, at September 30, 2021 and December 31, 2020, respectively. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities during the three or nine months ended September 30, 2021 or 2020.

The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2021
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Residential MBS and CMOs	$88,252	$(1,133)	$310	$(3)	$88,562	$(1,136)
Commercial MBS and CMOs	130,803	(1,509)	11,694	(12)	142,497	(1,521)
Other ABS	23,851	(72)	—	—	23,851	(72)
Total available for sale debt securities	$242,906	$(2,714)	$12,004	$(15)	$254,910	$(2,729)
At September 30, 2021, the Company held 88 residential MBS and CMOs of which 11 were in a loss position and five had been in a loss position for twelve months or more. The Company held 53 commercial MBS and CMOs of which 14 were in a loss position and two had been in a loss position for twelve months or more. The Company held three other ABS of which two were in a loss position and none had been in a loss position for twelve months or more.

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
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2021 or December 31, 2020.
As of September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.
Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of September 30, 2021:
Government Sponsored Entities:
Residential MBS	$4,085	$222	$—	$4,307
Other investments	70	—	—	70
Total held to maturity investment securities	$4,155	$222	$—	$4,377
As of December 31, 2020:
Government Sponsored Entities:
Residential MBS	$7,391	$403	$—	$7,794
Other investments	76	—	—	76
Total held to maturity investment securities	$7,467	$403	$—	$7,870

The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of September 30, 2021:

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
Five to ten years	$7,914	$8,056
Beyond ten years	3,000	3,118
MBS, CMOs and other ABS	638,187	641,636
Total available for sale debt securities	$649,101	$652,810
Held to maturity investments securities
Beyond ten years	$70	$70
MBS	4,085	4,307
Total held to maturity debt securities	$4,155	$4,377
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities, collateralized mortgage obligations and other asset backed securities are not included in the maturity categories above and instead are shown separately. No securities were pledged as of September 30, 2021 or December 31, 2020.

Equity Securities

Equity securities consist of investments in a qualified community reinvestment fund. At September 30, 2021 and December 31, 2020, the fair value of equity securities totaled $11.8 million and $12.0 million, respectively. Changes in fair value are recognized in other noninterest income. During the three and nine months ended September 30, 2021, the fair value of these investments decreased $55 thousand and $233 thousand, respectively, compared to no change in fair value and an increase in fair value of $288 thousand, respectively, during the three and nine months ended September 30, 2020. There were no sales of equity securities during the three or nine months ended September 30, 2021 or 2020.

3.     LOANS
Loans consist of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Permanent mortgages on:
Multifamily residential	$4,226,685	$4,100,831
Single family residential	1,908,297	1,723,953
Commercial real estate	193,224	202,871
Construction and land loans	15,655	22,061
Non-Mortgage (‘‘NM’’) loans	—	100
Total	6,343,861	6,049,816
Allowance for loan losses	(37,335)	(46,214)
Loans held for investment, net	$6,306,526	$6,003,602

Certain loans have been pledged to secure borrowing arrangements (see Note 7).
During the nine months ended September 30, 2021, the Company purchased a pool of performing, fixed rate single family residential loans. The pool had an aggregate principal balance of $287.8 million and contained loans with a weighted average interest rate and maturity of 2.31% and 26.4 years, respectively.

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
Three months ended September 30, 2021
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$30,114	$8,332	$2,705	$184	$41,335
(Reversal of) provision for loan losses	(2,933)	(747)	(283)	(37)	(4,000)
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance allocated to portfolio segments	$27,181	$7,585	$2,422	$147	$37,335
Three months ended September 30, 2020
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$30,837	$11,628	$3,305	$215	$45,985
Provision for (reversal of) loan losses	836	(1,014)	247	(69)	—
Charge-offs	—	—	—	—	—
Recoveries	—	3	—	75	78
Ending balance allocated to portfolio segments	$31,673	$10,617	$3,552	$221	$46,063
Nine months ended September 30, 2021
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$33,259	$9,372	$3,347	$236	$46,214
(Reversal of) provision for loan losses	(6,078)	(1,851)	(925)	(146)	(9,000)
Charge-offs	—	—	—	—	—
Recoveries	—	64	—	57	121
Ending balance allocated to portfolio segments	$27,181	$7,585	$2,422	$147	$37,335
Nine months ended September 30, 2020
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$23,372	$10,076	$2,341	$212	$36,001
Provision for (reversal of) loan losses	8,301	1,254	1,211	(216)	10,550
Charge-offs	—	(722)	—	—	(722)
Recoveries	—	9	—	225	234
Ending balance allocated to portfolio segments	$31,673	$10,617	$3,552	$221	$46,063

The following table summarizes the allocation of the allowance for loan losses by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of September 30, 2021:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	27,181	7,560	2,422	147	37,310
Ending balance	$27,181	$7,585	$2,422	$147	$37,335
Loans:
Ending balance: individually evaluated for impairment	$510	$4,068	$—	$—	$4,578
Ending balance: collectively evaluated for impairment	4,226,175	1,904,229	193,224	15,655	6,339,283
Ending balance	$4,226,685	$1,908,297	$193,224	$15,655	$6,343,861
As of December 31, 2020:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	33,259	9,347	3,347	236	46,189
Ending balance	$33,259	$9,372	$3,347	$236	$46,214
Loans:
Ending balance: individually evaluated for impairment	$522	$7,051	$—	$—	$7,573
Ending balance: collectively evaluated for impairment	4,100,309	1,716,902	202,871	22,161	6,042,243
Ending balance	$4,100,831	$1,723,953	$202,871	$22,161	$6,049,816

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

The following table summarizes the loan portfolio allocated by management’s internal risk ratings at September 30, 2021 and December 31, 2020. The decrease in Watch, Special Mention and Substandard risk rated loans during the nine months ended September 30, 2021 was primarily attributable to the diminishing impact of the COVID-19 pandemic on the performance of loans. As of September 30, 2021, all loans modified under the Company's payment deferral program implemented in response to the pandemic had returned to scheduled payments or paid off in full.

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of September 30, 2021:
Grade:
Pass	$4,121,766	$1,872,319	$184,817	$15,264	$6,194,166
Watch	85,238	34,425	8,407	391	128,461
Special mention	4,988	532	—	—	5,520
Substandard	14,693	1,021	—	—	15,714
Total	$4,226,685	$1,908,297	$193,224	$15,655	$6,343,861
As of December 31, 2020:
Grade:
Pass	$3,883,597	$1,624,331	$162,615	$22,161	$5,692,704
Watch	177,483	85,943	36,657	—	300,083
Special mention	19,547	7,132	3,599	—	30,278
Substandard	20,204	6,547	—	—	26,751
Total	$4,100,831	$1,723,953	$202,871	$22,161	$6,049,816

The following table summarizes an aging analysis of the loan portfolio by the time past due at September 30, 2021 and December 31, 2020:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of September 30, 2021:
Loans:
Multifamily residential	$—	$—	$—	$510	$4,226,175	$4,226,685
Single family residential	1,259	—	—	133	1,906,905	1,908,297
Commercial real estate	—	—	—	—	193,224	193,224
Land and construction	—	—	—	—	15,655	15,655
Total	$1,259	$—	$—	$643	$6,341,959	$6,343,861
As of December 31, 2020:
Loans:
Multifamily residential	$1,820	$—	$—	$522	$4,098,489	$4,100,831
Single family residential	338	—	—	5,791	1,717,824	1,723,953
Commercial real estate	2,683	—	—	—	200,188	202,871
Land, construction and NM	—	—	—	—	22,161	22,161
Total	$4,841	$—	$—	$6,313	$6,038,662	$6,049,816
The following table summarizes information related to impaired loans at September 30, 2021 and December 31, 2020:

	As of September 30, 2021			As of December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$510	$586	$—	$522	$599	$—
Single family residential	3,219	3,429	—	6,174	6,500	—
	3,729	4,015	—	6,696	7,099	—
With an allowance recorded:
Single family residential	849	846	25	877	874	25
	849	846	25	877	874	25
Total:
Multifamily residential	510	586	—	522	599	—
Single family residential	4,068	4,275	25	7,051	7,374	25
	$4,578	$4,861	$25	$7,573	$7,973	$25

The following tables summarize information related to impaired loans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$664	$8	$8	$530	$8	$8
Single family residential	3,274	32	—	4,724	18	14
	3,938	40	8	5,254	26	22
With an allowance recorded:
Single family residential	854	6	—	890	10	—
	854	6	—	890	10	—
Total:
Multifamily residential	664	8	8	530	8	8
Single family residential	4,128	38	—	5,614	28	14
	$4,792	$46	$8	$6,144	$36	$22

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$891	$22	$22	$535	$25	$25
Single family residential	4,781	143	85	4,757	62	48
	5,672	165	107	5,292	87	73
With an allowance recorded:
Single family residential	863	19	—	1,377	30	—
	863	19	—	1,377	30	—
Total:
Multifamily residential	891	22	22	535	25	25
Single family residential	5,644	162	85	6,134	92	48
	$6,535	$184	$107	$6,669	$117	$73

The following table summarizes the recorded investment related to troubled debt restructurings ("TDRs") at September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Troubled debt restructurings:
Single family residential	$1,220	$3,967
The Company has allocated $25 thousand of its allowance for loan losses for loans modified in TDRs at both September 30, 2021 and December 31, 2020. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs. There were no new TDRs during the three or nine months ended September 30, 2021.

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
The Company had no TDRs with a subsequent payment default within twelve months following the modification during the three or nine months ended September 30, 2021 and 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
4.     NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned. The Company’s nonperforming assets at September 30, 2021 and December 31, 2020 are indicated below:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Non-accrual loans:
Multifamily residential	$510	$522
Single family residential	133	5,791
Total non-accrual loans	643	6,313
Real estate owned	—	—
Total nonperforming assets	$643	$6,313
Interest income on non-accrual loans is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loans are deemed to be fully collectible. If there is doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on non-accrual loans during the three and nine months ended September 30, 2021 totaling $8 thousand and $107 thousand, respectively, compared to $22 thousand and $73 thousand for the three and nine months ended September 30, 2020. Contractual interest not recorded on nonperforming loans during the three and nine months ended September 30, 2021 totaled $5 thousand and $21 thousand, respectively, compared to $47 thousand and $137 thousand for the three and nine months ended September 30, 2020.

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

(Dollars in thousands)	September 30, 2021	December 31, 2020
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$134,450	$216,431
Other financial institutions	69,608	103,325
Total mortgage loans serviced for others	$204,058	$319,756
Custodial account balances maintained in connection with serviced loans totaled $6.1 million and $10.9 million at September 30, 2021 and December 31, 2020, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$1,192	$2,028	$1,599	$2,657
Additions	—	—	—	—
Disposals	—	—	—	—
Changes in fair value due to changes in assumptions	—	—	—	—
Other changes in fair value	(232)	(178)	(639)	(807)
Ending balance	$960	$1,850	$960	$1,850
Fair value as of September 30, 2021 was determined using a discount rate of 10%, prepayment speeds ranging from 7.8% to 66.3% and a weighted average default rate of 5%. The weighted average prepayment speed at September 30, 2021 was 30.1%. Fair value as of December 31, 2020 was determined using a discount rate of 10%, prepayment speeds ranging from 7.4% to 55.8% and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2020 was 28.9%.
6.     DEPOSITS
A summary of deposits at September 30, 2021 and December 31, 2020 is as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Time deposits	$2,511,528	$3,057,197
Money market savings	2,186,222	1,678,942
Interest-bearing demand	167,919	151,954
Money market checking	598,248	282,897
Noninterest-bearing demand	123,239	93,339
Total	$5,587,156	$5,264,329
The Company had time deposits with a denomination of $100 thousand or more totaling $2.0 billion and $2.6 billion at September 30, 2021 and December 31, 2020, respectively.

The Company had time deposits that met or exceeded the FDIC insurance limit of $250 thousand of $1.1 billion and $1.4 billion at September 30, 2021 and December 31, 2020, respectively.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $134.7 million and $50.0 million at September 30, 2021 and December 31, 2020, respectively.

Maturities of the Company’s time deposits at September 30, 2021 are summarized as follows:

(Dollars in thousands)
October 1 - December 31, 2021	$551,350
2022	1,890,167
2023	20,834
2024	19,227
2025	7,278
Thereafter	22,672
Total	$2,511,528
7.     FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of both September 30, 2021 and December 31, 2020, the Bank had pledged various mortgage loans totaling approximately $2.4 billion, as well as the FHLB stock held by the Bank, to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $564.8 million and $467.8 million as of September 30, 2021 and December 31, 2020, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of September 30, 2021 or December 31, 2020.
The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

	Outstanding Balances		As of September 30, 2021
(Dollars in thousands)	September 30, 2021	December 31, 2020	Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate	Maturity Dates
Fixed rate long-term	751,647	806,747	0.38%	7.33%	1.68%	February 2022 to March 2030
The Bank's available borrowing capacity based on pledged loans to the FHLB and the FRB totaled $1.2 billion and $1.1 billion at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the Bank had aggregate loan balances of $2.4 billion and $1.8 billion, respectively, available to pledge to the FHLB and FRB to increase its borrowing capacity. As of September 30, 2021 and December 31, 2020, the Bank pledged as collateral a $62.6 million FHLB letter of credit to Freddie Mac related to our multifamily securitization reimbursement obligation.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the three and nine months ended September 30, 2021, there was a maximum amount of short-term borrowings outstanding of $306.2 million and $352.9 million, respectively and an average amount outstanding of $113.4 million and $148.2 million, respectively, with a weighted average interest rate of 0.15% and 0.14%, respectively. During the nine months ended September 30, 2020, there was a maximum amount of short-term borrowings outstanding of $77.8 million and an average amount outstanding of $9.2 million, with a weighted average interest rate of 1.45%. During the three months ended September 30, 2020, there were no short-term borrowings outstanding.

The following table summarizes scheduled principal payments on FHLB advances over the next five years as of September 30, 2021:

(Dollars in thousands)
October 1 - December 31, 2021	$—
2022	100,000
2023	250,000
2024	200,000
2025	101,500
Thereafter	100,147
$751,647
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
The following table is a summary of the outstanding Trust Securities and Notes at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	1.50%	$41,238	1.60%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	1.74%	$20,619	1.84%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
9.     SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$369	$95,000	$461	9/30/2024	6.50%
10.     DERIVATIVES AND HEDGING ACTIVITIES
From time to time, the Company utilizes interest rate swaps and other derivative financial instruments as part of its asset liability management strategy to manage interest rate risk positions.

Fair Value Hedges of Interest Rate Risk
As of September 30, 2021, the Company held two two-year interest rate swaps with a total notional amount of $650 million. These swaps were entered into in February and June 2021. The swaps provide a hedge against the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. During the nine months ended September 30, 2021, two separate, two-year interest rate swaps with a total notional amount of $1.0 billion matured. These swaps, which were in equal notional amounts of $500.0 million, matured in June and August 2021, and they provided a hedge against the interest rate risk related to certain hybrid multifamily loans, which were in their fixed rate period.

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

For the three and nine months ended September 30, 2021 and 2020, the floating rate amounts recognized related to the net settlement of the interest rate swaps were less than the fixed rate amounts recognized. The following table presents the effect of the Company’s interest rate swaps on the unaudited consolidated statements of income for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Derivative - interest rate swaps:
Interest (loss) income	$(720)	$(3,437)	$(7,439)	$(7,383)
Hedged items - loans:
Interest (loss) income	(1)	(16)	(30)	40
Net decrease in interest income	$(721)	$(3,453)	$(7,469)	$(7,343)
The following table presents the fair value of the Company’s interest rate swaps, as well as its classification in the consolidated statements of financial condition as of September 30, 2021 and December 31, 2020:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
As of September 30, 2021:
Interest Rate Swaps	$650,000	Prepaid Expenses and Other Assets	$204	Other Liabilities and Accrued Expenses	$8
As of December 31, 2020:
Interest Rate Swaps	$1,000,000	Prepaid Expenses and Other Assets	$—	Other Liabilities and Accrued Expenses	$7,258

As of September 30, 2021 and December 31, 2020, the following amounts were recorded in the consolidated statements of financial condition related to cumulative basis adjustments for its fair value hedges:

Line Item in the Consolidated Statements of Financial Condition in Which the Hedged Items are Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
As of September 30, 2021:
Loans receivable, net (1)	$649,804	$(196)
As of December 31, 2020:
Loans receivable, net (1)	$1,007,288	$7,288
(1) These amounts include the amortized cost basis of closed portfolio loans used to designate hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2021 and December 31, 2020, the amortized cost basis of the closed portfolio loans used in these hedging relationships were $1.2 billion and $2.0 billion, respectively; the cumulative basis adjustments associated with these hedging relationships were $(196) thousand and $7.3 million, respectively, and the amount of the designated hedged items were $649.8 million and $1.0 billion, respectively.
As of September 30, 2021 and December 31, 2020, the Company had posted $290 thousand and $8.9 million, respectively, in cash collateral in connection with its interest rate swaps. Cash collateral is included in restricted cash in the consolidated statements of financial condition.
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

Non-cash stock compensation expense recognized for RSAs and RSUs for the three and nine months ended September 30, 2021 totaled $645 thousand and $1.9 million, respectively, compared with $926 thousand and $2.7 million, respectively, for the three and nine months ended September 30, 2020. No RSAs or RSUs vested during the three months ended September 30, 2021 and 2020. The fair value of RSAs and RSUs that vested during the nine months ended September 30, 2021 and 2020 totaled $2.4 million and $2.5 million, respectively.

As of September 30, 2021 and December 31, 2020, there was $3.1 million and $2.7 million, respectively, of unrecognized compensation expense related to 484,118 and 464,919 unvested RSAs and/or RSUs, respectively, which amounts were expected to be expensed over a weighted average period of 1.76 years at both periods. As of September 30, 2021 and December 31, 2020, 91,486 and 140,997 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about RSAs and RSUs:

	Nine Months Ended September 30,
	2021		2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	605,916	$10.93	717,999	$10.53
Shares granted	289,473	10.11	261,722	11.62
Shares settled	(265,655)	11.02	(235,398)	10.54
Shares forfeited	(54,130)	10.30	(31,129)	11.07
End of the period balance	575,604	$10.53	713,194	$10.90

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At September 30, 2021 and December 31, 2020, there were 1,866,929 and 2,102,272 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. RSU awards were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan and were excluded from the shares reserved and available for grant under the Omnibus Plan. As of January 1, 2021, all RSUs were fully vested and no longer subject to forfeiture. During the nine months ended September 30, 2020, there were 1,468 shares of forfeited RSU awards.
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments were as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2021:
Financial assets:
Cash, cash equivalents and restricted cash	$132,039	$132,039	$132,039	$—	$—
Debt securities:
Available for sale	652,810	652,810	—	652,810	—
Held to maturity	4,155	4,377	—	4,377	—
Equity securities	11,804	11,804	—	11,804	—
Loans receivable, net	6,306,526	6,351,672	—	—	6,351,672
Accrued interest receivable	18,889	18,889	4	933	17,952
FHLB stock	23,411	N/A	N/A	N/A	N/A
Interest rate swap	204	204	—	204	—
Financial liabilities:
Deposits	$5,587,156	$5,597,617	$2,790,610	$2,807,007	$—
FHLB advances	751,647	764,825	—	764,825	—
Junior subordinated deferrable interest debentures	61,857	61,614	—	61,614	—
Senior debt	94,631	107,469	—	107,469	—
Accrued interest payable	177	177	—	177	—
Interest rate swap	8	8	—	8	—
As of December 31, 2020:
Financial assets:
Cash, cash equivalents and restricted cash	$178,861	$178,861	$178,861	$—	$—
Debt securities:
Available for sale	593,734	593,734	—	593,734	—
Held to maturity	7,467	7,870	—	7,870	—
Equity securities	12,037	12,037	—	12,037	—
Loans receivable, net	6,003,602	6,076,994	—	—	6,076,994
Accrued interest receivable	18,795	18,795	—	990	17,805
FHLB stock	25,122	N/A	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,264,329	$5,290,316	$2,022,133	$3,268,183	$—
FHLB advances	806,747	833,930	—	833,930	—
Junior subordinated deferrable interest debentures	61,857	60,526	—	60,526	—
Senior debt	94,539	102,096	—	102,096	—
Accrued interest payable	1,388	1,388	—	1,388	—
Interest rate swaps	7,258	7,258	—	7,258	—
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

Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2021 and December 31, 2020.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2021:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$190,539	$—	$190,539	$—
Commercial MBS and CMOs	421,917	—	421,917	—
Agency bonds	11,174	—	11,174	—
Other ABS	29,180	—	29,180	—
Total available for sale debt securities	$652,810	$—	$652,810	$—
Equity securities	$11,804	$—	$11,804	$—
Mortgage servicing rights	960	—	—	960
Interest rate swap	204	—	204	—
Financial Liabilities:
Interest rate swap	$8	$—	$8	$—
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
There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2021 or 2020.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date.

At both September 30, 2021 and December 31, 2020, there were no assets or liabilities measured at fair value on a non-recurring basis and no other real estate owned.

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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $763 thousand and $959 thousand as of September 30, 2021 and December 31, 2020, respectively, based upon an analysis of quantitative and qualitative data of the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation.
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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If the Bank's capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At September 30, 2021, the Bank’s net worth was $787.8 million which equates to its Tier 1 capital of $781.8 million plus goodwill of $3.3 million and accumulated other comprehensive income related to net unrealized gains on available for sale securities of $2.6 million.
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
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Proceeds from loan sales	$1,731	$—	$1,731	$—
Servicing fees	128	214	445	730
The following table provides information about the loans transferred through sales or securitization and not recorded in the consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of September 30, 2021:
Principal balance of loans	$13,620	$190,438
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2020:
Principal balance of loans	$17,423	$302,333
Loans 90+ days past due	—	—
Charge-offs, net	—	—
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

At September 30, 2021 and December 31, 2020, the Company had outstanding commitments of approximately $118.0 million and $116.9 million, respectively, for loans and lines of credit. Unfunded commitment reserves totaled $147 thousand and $59 thousand at September 30, 2021 and December 31, 2020, respectively.
Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2021 and 2030, with certain leases containing either three, five or ten year renewal options. At September 30, 2021, minimum commitments under these non-cancellable leases, before considering renewal options, were:

(Dollars in thousands)
October 1 - December 31, 2021	$1,005
2022	3,836
2023	2,589
2024	1,567
2025	1,112
Thereafter	1,918
Total	$12,027
Rent expense under operating leases was $1.1 million and $3.5 million for the three and nine months ended September 30, 2021, respectively, compared to $1.1 million and $3.2 million, for the three and nine months ended September 30, 2020, respectively. Sublease income earned was $145 thousand and $558 thousand for the three and nine months ended September 30, 2021, respectively, compared to $185 thousand and $558 thousand for the three and nine months ended September 30, 2020, respectively.

Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations or cash flows. In the ordinary course of operations, the Company may be party to various legal proceedings.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured portions of these balances are limited to $250 thousand per institution based on FDIC insurance limits. At September 30, 2021 and December 31, 2020, the Company had $25.6 million and $26.0 million, respectively, in uninsured available cash balances. Additionally, the Company had $290 thousand and $8.9 million in restricted cash as collateral for its interest rate swap agreements at a correspondent bank as of September 30, 2021 and December 31, 2020, respectively. The Company periodically monitors the financial condition and capital adequacy of these correspondent banks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at September 30, 2021 and December 31, 2020 and our results of operations for the three and nine months ended September 30, 2021 and 2020, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021 (our “Annual Report”) and with the accompanying Notes to Unaudited Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings, the discussion and analysis relates to activities primarily conducted by the Bank.

Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Gardena, California with $7.2 billion in assets at September 30, 2021. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.

Selected Financial Data
The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three and nine months ended September 30, 2021 and 2020 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q. The selected historical consolidated financial data as of and for the three months ended June 30, 2021 are derived from our unaudited consolidated financial statements in our previously filed Quarterly Report on Form 10-Q. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Three Months Ended			As of or For the Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Statements of Income and Financial Condition Data
Net Income	$24,743	$21,216	$14,317	$64,370	$31,211
Pre-tax, pre-provision net earnings (1)	$30,912	$27,529	$20,325	$82,065	$54,850
Total assets	$7,220,786	$7,257,078	$7,071,663	$7,220,786	$7,071,663
Per Common Share
Diluted earnings per share	$0.48	$0.41	$0.27	$1.24	$0.58
Book value per share	$12.65	$12.32	$11.62	$12.65	$11.62
Tangible book value per share (1)	$12.59	$12.25	$11.55	$12.59	$11.55
Selected Ratios
Return on average:
Assets	1.34%	1.19%	0.80%	1.20%	0.59%
Stockholders' equity	15.24%	13.32%	9.43%	13.48%	6.84%
Dividend payout ratio	25.13%	14.17%	21.11%	19.00%	29.80%
Net interest margin	2.47%	2.31%	2.03%	2.34%	1.92%
Efficiency ratio (1)	32.13%	33.52%	44.62%	34.86%	46.97%
Noninterest expense to average assets	0.79%	0.78%	0.91%	0.82%	0.91%
Loan to deposit ratio	113.54%	119.28%	116.52%	113.54%	116.52%
Credit Quality Ratios
Allowance for loan losses to loans	0.59%	0.64%	0.75%	0.59%	0.75%
Allowance for loan losses to nonperforming loans	5,806.38%	5,846.53%	953.49%	5,806.38%	953.49%
Nonperforming assets to total assets	0.01%	0.01%	0.07%	0.01%	0.07%
Net (recoveries) charge-offs to average loans	—%	(0.00)%	(0.01)%	(0.00)%	0.01%
Capital Ratios
Tier 1 leverage ratio	9.63%	9.70%	9.22%	9.63%	9.22%
Total risk-based capital ratio	18.98%	18.33%	18.19%	18.98%	18.19%

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

We have elected to take advantage of the scaled disclosures and other relief under the JOBS Act, and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company. Our eligibility as an emerging growth company under the JOBS Act is expected to expire in December 2022, which is five years from the date of our initial public offering.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or For the Three Months Ended			As of or For the Nine Months Ended
(Dollars in thousands)	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Pre-tax, Pre-provision Net Earnings
Income before taxes	$34,912	$30,029	$20,325	$91,065	$44,300
Plus: (Reversal of) provision for loan losses	(4,000)	(2,500)	—	(9,000)	10,550
Pre-tax, pre-provision net earnings	$30,912	$27,529	$20,325	$82,065	$54,850
Efficiency Ratio
Noninterest expense (numerator)	$14,635	$13,880	$16,374	$43,919	$48,581
Net interest income	$45,116	$40,899	$36,112	124,734	101,375
Noninterest income	431	510	587	1,250	2,056
Operating revenue (denominator)	$45,547	$41,409	$36,699	$125,984	$103,431
Efficiency ratio	32.13%	33.52%	44.62%	34.86%	46.97%

(Dollars in thousands, except per share data)	September 30, 2021	June 30, 2021	September 30, 2020
Tangible Book Value Per Share
Total assets	$7,220,786	$7,257,078	$7,071,663
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	7,217,489	7,253,781	7,068,366
Less: Total liabilities	(6,566,850)	(6,618,379)	(6,462,830)
Tangible stockholders' equity (numerator)	$650,639	$635,402	$605,536
Period end shares outstanding (denominator)	51,682,604	51,861,704	52,410,053
Tangible book value per share	$12.59	$12.25	$11.55
Results of Operations - Three Months Ended September 30, 2021 and 2020

Overview

For the three months ended September 30, 2021, our net income was $24.7 million as compared to $14.3 million for the same period last year. The increase of $10.4 million, or 72.8%, was attributable to an increase in net interest income of $9.0 million, a decrease in provision for loan losses of $4.0 million and a decrease in noninterest expense of $1.7 million, partially offset by an increase of $4.2 million in income tax expense. Pre-tax, pre-provision net earnings increased by $10.6 million, or 52.1%, for the three months ended September 30, 2021 as compared to the same period last year.
Net Interest Income

Net interest income increased by $9.0 million, or 24.9%, to $45.1 million for the three months ended September 30, 2021 from $36.1 million for the same period last year. Net interest income was predominantly impacted by a $8.2 million decrease in interest expense on deposits due to a 62 basis point decline in the cost of interest-bearing deposits compared to the same period last year. Additionally, interest expense on FHLB advances decreased $1.7 million due to a decline in the cost of FHLB advances of 67 basis points as compared to the same period last year. These changes were partially offset by a decrease of $1.0 million in interest income on loans due to a decrease in our loan yield of 19 basis points compared to the same period last year, partially offset by a $225.4 million increase in the average balance of loans.

Our net interest margin increased to 2.47% during the three months ended September 30, 2021 from 2.03% during the same period last year. The improvement in our net interest margin was primarily due to a 62 basis point decline in the cost of interest-bearing liabilities, which continues to benefit from the substantial decline in market interest rates following the declaration of the pandemic in March 2020. The decline in our cost of interest-bearing liabilities was partially offset by a 14 basis point decline in the yield on interest-earning assets during the quarter ended September 30, 2021 as compared to the same period last year.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended September 30, 2021 and 2020. The average balances are daily averages.

	For the Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,283,490	$40,041	3.74%	$4,077,293	$37,805	3.71%
Single family residential	1,948,208	13,213	2.71%	1,911,888	16,224	3.39%
Commercial real estate	193,849	2,213	4.57%	209,379	2,444	4.67%
Construction, land and NM	16,337	290	7.04%	17,883	293	6.52%
Total loans (1)	6,441,884	55,757	3.46%	6,216,443	56,766	3.65%
Investment securities	671,565	2,213	1.32%	661,400	2,167	1.31%
Cash, cash equivalents and restricted cash	196,116	78	0.16%	242,528	83	0.14%
Total interest-earning assets	7,309,565	58,048	3.18%	7,120,371	59,016	3.32%
Noninterest-earning assets (2)	69,430			56,529
Total assets	$7,378,995			$7,176,900
Interest-Bearing Liabilities
Transaction accounts	$159,417	93	0.23%	$187,964	179	0.38%
Money market demand accounts	2,643,545	3,021	0.45%	1,773,731	3,751	0.84%
Time deposits	2,658,932	4,421	0.65%	3,343,849	11,814	1.38%
Total deposits	5,461,894	7,535	0.54%	5,305,544	15,744	1.16%
FHLB advances	923,523	3,573	1.53%	961,747	5,307	2.20%
Junior subordinated debentures	61,857	250	1.60%	61,857	279	1.79%
Senior debt	94,611	1,574	6.65%	94,488	1,574	6.66%
Total interest-bearing liabilities	6,541,885	12,932	0.78%	6,423,636	22,904	1.40%
Noninterest-bearing deposit accounts	122,851			77,572
Other noninterest-bearing liabilities	64,943			68,194
Total liabilities	6,729,679			6,569,402
Total stockholders' equity	649,316			607,498
Total liabilities and stockholders' equity	$7,378,995			$7,176,900

Net interest spread (3)			2.40%			1.92%
Net interest income/margin (4)		$45,116	2.47%		$36,112	2.03%
(1)     Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $5.2 million and $4.1 million for the three months ended September 30, 2021 and 2020, respectively.
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

	Three Months Ended September 30, 2021 vs 2020
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$1,928	$308	$2,236
Single family residential	302	(3,313)	(3,011)
Commercial real estate	(179)	(52)	(231)
Construction, land and NM	(26)	23	(3)
Total loans	2,025	(3,034)	(1,009)
Investment securities	30	16	46
Cash, cash equivalents and restricted cash	(17)	12	(5)
Total interest-earning assets	2,038	(3,006)	(968)
Interest-Bearing Liabilities
Transaction accounts	(24)	(62)	(86)
Money market demand accounts	1,402	(2,132)	(730)
Time deposits	(2,064)	(5,329)	(7,393)
Total deposits	(686)	(7,523)	(8,209)
FHLB advances	(200)	(1,534)	(1,734)
Junior subordinated debentures	—	(29)	(29)
Senior debt	2	(2)	—
Total interest-bearing liabilities	(884)	(9,088)	(9,972)

Net Interest Income	$2,922	$6,082	$9,004

Total interest income decreased by $968 thousand, or 1.6%, for the three months ended September 30, 2021 as compared to the same period last year. This decline was primarily due to a $1.0 million reduction in interest income earned on loans caused by a 19 basis point decrease in our loan yield as compared to the same period last year, partially offset by a $225.4 million increase in the average balance of loans as compared to the same period last year. The contraction in loan yield was primarily a result of the prepayment of higher yielding loans, which were being replaced by loans at lower interest rates, including the purchase of a $287.8 million pool of lower yielding, fixed rate, single family loans in February 2021. Loan yields were further affected by a $1.1 million increase in the accelerated amortization of deferred loan costs related to higher loan prepayments, partially offset by a $2.7 million decrease in the cost of interest rate swaps compared to the same period last year.

The volume of new loan originations totaled $461.4 million and $235.2 million for the three months ended September 30, 2021 and 2020, respectively. Improvement in the volume of loan originations was mainly due to the impact of loan underwriting standards reverting back to prepandemic terms, as well as greater borrower comfort during the quarter ended September 30, 2021 as compared to the same period last year in connection with the pandemic's impact on the economy and real estate values. The weighted average rate on these new loans for the three months ended September 30, 2021 was 3.32% as compared to 3.66% for the same period last year. The decline in the average coupon on originations was primarily due to a decline in market interest rates, as well as competitive pricing pressures. Loan prepayment speeds were 28.5% and 20.2% during the three months ended September 30, 2021 and 2020, respectively. The weighted average rate on loan payoffs/curtailments during the three months ended September 30, 2021 was 3.86% as compared to 4.16% for the same period last year.

Total interest expense decreased $10.0 million, or 43.5%, to $12.9 million, for the three months ended September 30, 2021 from $22.9 million for the same period last year. Interest expense on deposits decreased $8.2 million, to $7.5 million, for the three months ended September 30, 2021 from $15.7 million for the same period last year. The decrease was primarily due to a 62 basis point decline in the cost of interest-bearing deposits predominantly due to our deposit portfolio repricing to lower current market interest rates and, to a lesser extent, a $684.9 million decline in the average balance of time deposits, which were generally replaced with other lower cost deposit products. Additionally, interest expense on FHLB advances decreased $1.7 million due to a decline in the cost and average balance of FHLB advances of 67 basis points and $38.2 million, respectively, as compared to the same period last year. The decline in the cost of FHLB advances was primarily due to the early payoff, in December 2020, of $150.0 million in FHLB advances with a weighted average interest rate of 2.95%. The cost of FHLB advances also benefited from an increase in the volume of short-term advances during the current quarter as compared to the same period last year, as well as long-term FHLB advances being replaced with new long-term borrowings at a lower cost. For the three months ended September 30, 2021, the average balances and weighted average interest rates of short-term FHLB advances were $113.4 million and 0.15%, respectively. There were no short-term borrowings outstanding during the three months ended September 30, 2020. We use both deposits and FHLB advances to fund net loan growth. We also use long-term FHLB advances as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

For the quarter ended September 30, 2021, we recorded a reversal of loan loss provisions of $4.0 million compared to recording no loan loss provisions for the same period last year. The loan loss provisions reversed during the three months ended September 30, 2021 were primarily due to a decrease of the qualitative component of our allowance for loan losses that was initially established for the uncertain economic risks associated with the pandemic, as well as a $16.0 million, or 42.9%, decline in criticized loans during the quarter. As of September 30, 2021, the qualitative reserve established in connection with the pandemic was reduced from $8.4 million at December 31, 2020 to $2.5 million at the end of the current quarter. Our allowance for loan losses as a percentage of total loans was 0.59% at September 30, 2021 as compared to 0.76% and 0.75% at December 31, 2020 and September 30, 2020, respectively.
Nonperforming loans totaled $643 thousand, or 0.01% of total loans, at September 30, 2021 compared to $6.3 million, or 0.10%, and $4.8 million, or 0.08%, of total loans, at December 31, 2020 and September 30, 2020, respectively. The decline in nonperforming loans from the prior year periods are mainly due to the payoff or upgrade of these loans during the nine months ended September 30, 2021. Total criticized loans totaled $21.2 million at September 30, 2021, as compared to $57.0 million and $48.0 million at December 31, 2020 and September 30, 2020, respectively. The decline in criticized loans from the prior year end was primarily attributable to the continued performance of our loans that were initially impacted by the pandemic. Since June 2021, all loans modified for pandemic related payment deferral had returned to scheduled monthly payments or paid off in full. The Company's exposure to nonresidential commercial real estate remains limited, totaling $193.2 million, or 3.0% of our loan portfolio, at the end of the current quarter.

Noninterest Income

Noninterest income decreased by $156 thousand, or 26.6%, to $431 thousand for the three months ended September 30, 2021 from $587 thousand for the same period last year. The following table presents the major components of our noninterest income:

	For the Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$407	$368	39	10.6%
Fee income	18	134	(116)	(86.6)%
Other	6	85	(79)	(92.9)%
Total noninterest income	$431	$587	$(156)	(26.6)%
The decrease in noninterest income for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020, was primarily due to a $141 thousand decrease in servicing fee income related to actual and estimated prepayments on serviced loans that decreased servicing fee income and the fair value of our mortgage servicing rights in the current period. Additionally, there was a net decrease of $55 thousand in the fair value of equity securities, as compared to the same period last year.

Noninterest Expense

Noninterest expense decreased $1.7 million, or 10.6%, to $14.6 million for the three months ended September 30, 2021 from $16.4 million for the three months ended September 30, 2020. The following table presents the major components of our noninterest expense:

	For the Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$9,596	$11,408	$(1,812)	(15.9)%
Deposit insurance premium	492	482	10	2.1%
Professional and regulatory fees	445	431	14	3.2%
Occupancy	1,263	1,156	107	9.3%
Depreciation and amortization	625	673	(48)	(7.1)%
Data processing	883	999	(116)	(11.6)%
Marketing	380	306	74	24.2%
Other expenses	951	919	32	3.5%
Total noninterest expense	$14,635	$16,374	$(1,739)	(10.6)%
The decrease in noninterest expense during the quarter ended September 30, 2021 compared to the same period last year was attributable to a $1.8 million decrease in compensation costs mainly due to increased capitalized salary amounts related to higher loan production volumes compared to the same period last year.
Income Tax Expense

For the three months ended September 30, 2021, we recorded income tax expense of $10.2 million as compared to $6.0 million for the same period last year with effective tax rates of 29.1% and 29.6%, respectively. Compared to the same period last year, the increase in income tax expense was due to our higher pre-tax earnings during the current quarter.

Results of Operations - Nine Months Ended September 30, 2021 and 2020

Overview

For the nine months ended September 30, 2021, our net income was $64.4 million as compared to $31.2 million for the nine months ended September 30, 2020. The increase of $33.2 million, or 106.2%, was primarily attributable to an increase of $23.4 million in net interest income, a $19.6 million decrease in the provision for loan losses and a decrease of $4.7 million in noninterest expense, partially offset by an increase of $13.6 million in the provision for income taxes as compared to the same period last year. Pre-tax, pre-provision net earnings increased by $27.2 million, or 49.6%, for the nine months ended September 30, 2021 as compared to the same period last year.

Net Interest Income

Net interest income increased by $23.4 million, or 23.0%, to $124.7 million for the nine months ended September 30, 2021 from $101.4 million for the same period last year primarily due to a decrease of $31.3 million in interest expense on deposits related to a 79 basis point decline in the cost of interest-bearing deposits. Additionally, interest expense on FHLB advances decreased by $5.2 million mainly due to decreases in the average balance and cost of FHLB advances of $64.3 million and 60 basis points, respectively. These decreases in interest expense were partially offset by a decrease in interest income on loans of $11.7 million primarily due to a decrease in loan yield of 30 basis points.

Net interest margin for the nine months ended September 30, 2021 was 2.34% compared to 1.92% for the same period last year. The increase in our margin was primarily related to a 76 basis point decline in the cost of our interest-bearing liabilities, partially offset by a decline of 29 basis points in the yield of our interest-earning assets.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the nine months ended September 30, 2021 and 2020. The average balances are daily averages.

	For the Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,198,616	$115,542	3.67%	$4,054,303	$116,952	3.85%
Single family residential	1,903,550	40,787	2.86%	1,948,693	50,480	3.45%
Commercial real estate	198,073	6,750	4.54%	207,746	7,210	4.63%
Construction, land and NM	19,730	927	6.28%	20,195	1,019	6.74%
Total loans (1)	6,319,969	164,006	3.46%	6,230,937	175,661	3.76%
Investment securities	645,343	6,287	1.30%	652,093	7,787	1.59%
Cash, cash equivalents and restricted cash	148,630	162	0.15%	161,394	454	0.38%
Total interest-earning assets	7,113,942	170,455	3.19%	7,044,424	183,902	3.48%
Noninterest-earning assets (2)	64,614			62,347
Total assets	$7,178,556			$7,106,771
Interest-Bearing Liabilities
Transaction accounts	$155,568	263	0.22%	$177,760	722	0.53%
Money market demand accounts	2,301,417	8,711	0.50%	1,570,253	11,564	0.97%
Time deposits	2,849,131	19,916	0.92%	3,489,881	47,860	1.80%
Total deposits	5,306,116	28,890	0.72%	5,237,894	60,146	1.51%
FHLB advances	907,998	11,345	1.67%	972,311	16,550	2.27%
Junior subordinated debentures	61,857	763	1.65%	61,857	1,104	2.38%
Senior debt	94,581	4,723	6.66%	94,458	4,727	6.67%
Total interest-bearing liabilities	6,370,552	45,721	0.95%	6,366,520	82,527	1.71%
Noninterest-bearing deposit accounts	107,789			62,931
Other noninterest-bearing liabilities	63,745			69,224
Total liabilities	6,542,086			6,498,675
Total stockholders' equity	636,470			608,096
Total liabilities and stockholders' equity	$7,178,556			$7,106,771

Net interest spread (3)			2.24%			1.77%
Net interest income/margin (4)		$124,734	2.34%		$101,375	1.92%

(1)     Non-accrual loans and loans held for sale are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $15.0 million and $11.8 million for the nine months ended September 30, 2021 and 2020, respectively.
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

	Nine Months Ended September 30, 2021 vs 2020
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$4,122	$(5,532)	$(1,410)
Single family residential	(1,156)	(8,537)	(9,693)
Commercial real estate	(325)	(135)	(460)
Construction, land and NM	(23)	(69)	(92)
Total loans	2,618	(14,273)	(11,655)
Investment securities	(80)	(1,420)	(1,500)
Cash, cash equivalents and restricted cash	(33)	(259)	(292)
Total interest-earning assets	2,505	(15,952)	(13,447)
Interest-Bearing Liabilities
Transaction accounts	(81)	(378)	(459)
Money market demand accounts	4,027	(6,880)	(2,853)
Time deposits	(7,629)	(20,315)	(27,944)
Total deposits	(3,683)	(27,573)	(31,256)
FHLB advances	(1,042)	(4,163)	(5,205)
Junior subordinated debentures	—	(341)	(341)
Senior debt	5	(9)	(4)

Total interest-bearing liabilities	(4,720)	(32,086)	(36,806)

Net Interest Income	$7,225	$16,134	$23,359

Total interest income decreased by $13.4 million, or 7.3%, for the nine months ended September 30, 2021 as compared to the same period last year. The decrease was primarily due to a $11.7 million decrease in interest income earned on loans resulting predominantly from a 30 basis point decline in our loan yield caused by the prepayment of higher yielding loans, which were replaced by loans at lower interest rates, including the impact from the purchase of a $287.8 million pool of lower yielding, fixed rate, single family loans in February 2021. Loan yields were further affected by a $3.3 million increase in the accelerated amortization of deferred loan costs related to higher loan prepayments, partially offset by an increase of $2.0 million in fees collected on prepaid loans compared to the same period last year.

The volume of new loans originated totaled $1.6 billion and $1.0 billion for the nine months ended September 30, 2021 and 2020, respectively. Improvement in the volume of loan originations is mainly due to the impact of loan underwriting standards reverting back to prepandemic terms, as well as greater borrower comfort during the nine months ended September 30, 2021 as compared to the same period last year in connection with the pandemic's impact on the economy and real estate values. The weighted average interest rate on new loans for the nine months ended September 30, 2021 was 3.34% as compared to 3.82% for the same period last year. The decline in the average coupon on originations was primarily due to the decline in market interest rates, as well as competitive pricing pressures. As discussed above, during the nine months ended September 30, 2021, we purchased a pool of single family loans, which was a strategic response to continued elevated loan prepayments. This purchase is excluded from the total volume of new loans originated discussed above. Loan prepayment speeds were 27.1% and 20.9% during the nine months ended September 30, 2021 and 2020, respectively. The weighted average rate on loan payoffs/curtailments during the nine months ended September 30, 2021 was 3.95% as compared to 4.22% for the same period last year.
Total interest expense decreased $36.8 million, or 44.6%, to $45.7 million for the nine months ended September 30, 2021 from $82.5 million for the same period last year. Interest expense on deposits decreased $31.3 million primarily due to the cost of interest-bearing deposits decreasing 79 basis points. The decrease in our cost of interest-bearing deposits compared to the same period last year is predominantly due to our deposits repricing to lower current market interest rates and, to a lesser extent, a $640.8 million decrease in the average balance of time deposits, which were generally replaced with other lower cost deposit products. Interest expense on advances from the FHLB decreased by $5.2 million during the nine months ended September 30, 2021 compared to the same period last year, due to a decrease in the average balance and cost of FHLB advances of $64.3 million and 60 basis points, respectively. These declines were primarily due to the early payoff, in December 2020, of $150.0 million in FHLB advances with a weighted average interest rate of 2.95% and an increase in the volume of short-term advances during the current year-to-date period compared to the same period last year, as well as long-term FHLB advances, with a weighted average interest rate of 1.40%, being replaced with new long-term borrowings during the nine months ended September 30, 2021, with a weighted average interest rate of 0.48%. For the nine months ended September 30, 2021 and 2020, the average balances and weighted average interest rates of short-term FHLB advances outstanding were $148.2 million and $9.2 million, respectively, and 0.14% and 1.45%, respectively. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’
Provision for Loan Losses

For the nine months ended September 30, 2021, we recorded a reversal of loan loss provisions of $9.0 million as compared to recording loan loss provisions of $10.6 million for the same period last year. The loan loss provisions reversed during the nine months ended September 30, 2021 were predominantly due to a decrease of our allowance for loan losses that was established last year for the uncertain economic risks associated with the pandemic, as well as improvement in the level of our criticized loans, which decreased by $35.8 million from the beginning of the year, partially offset by growth in our loan portfolio.

Noninterest Income

Noninterest income decreased by $806 thousand, or 39.2%, to $1.3 million for the nine months ended September 30, 2021 from $2.1 million for the same period last year.

The following table presents the major components of our noninterest income:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$1,145	$1,277	$(132)	(10.3)%
Fee income	149	192	(43)	(22.4)%
Other	(44)	587	(631)	(107.5)%
Total noninterest income	$1,250	$2,056	$(806)	(39.2)%
The decrease in noninterest income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a $521 thousand net decrease in the fair value of equity securities during the current period compared to the same period last year. Additionally, there was a $132 thousand decrease in FHLB stock dividends due to a reduction in the FHLB annualized dividend rate from 7% to 5% during the quarter ended June 30, 2020. This dividend rate was subsequently increased to 6% during the quarter ended June 30, 2021.

Noninterest Expense

Noninterest expense decreased $4.7 million, or 9.6%, to $43.9 million for the nine months ended September 30, 2021 from $48.6 million for the same period last year.

The following table presents the major components of our noninterest expense for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$28,617	$32,913	$(4,296)	(13.1)%
Deposit insurance premium	1,431	1,429	2	0.1%
Occupancy	3,735	3,397	338	9.9%
Depreciation and amortization	1,958	2,029	(71)	(3.5)%
Professional and regulatory fees	1,543	1,316	227	17.2%
Marketing	907	1,511	(604)	(40.0)%
Data processing	2,729	3,004	(275)	(9.2)%
Other expenses	2,999	2,982	17	0.6%
Total noninterest expense	$43,919	$48,581	$(4,662)	(9.6)%
The decrease in noninterest expense during the nine months ended September 30, 2021 as compared to the same period last year was primarily attributable to a $4.3 million decline in compensation costs mainly due to an increase in capitalized salaries related to increased loan production volumes compared to the same period last year. Additionally, there was a $604 thousand decrease in marketing costs mainly associated with deposit gathering efforts.
Income Tax Expense

For the nine months ended September 30, 2021, we recorded income tax expense of $26.7 million as compared to $13.1 million for the same period last year with effective tax rates of 29.3% and 29.5%, respectively. Compared to the same period last year, the increase in income tax expense was due to our higher pre-tax earnings during the nine months ended September 30, 2021.
Financial Condition - As of September 30, 2021 and December 31, 2020

Total assets at September 30, 2021 were $7.2 billion, an increase of $314.7 million, or 4.6%, from December 31, 2020. The increase was primarily due to a $294.0 million increase in loans and a $55.5 million increase in investment securities, partially offset by a $46.8 million decrease in cash as compared to December 31, 2020. Total liabilities were $6.6 billion at quarter end, an increase of $274.4 million, or 4.4%, from December 31, 2020. The increase in total liabilities was primarily attributable to growth in our deposits of $322.8 million, partially offset by a decrease in FHLB advances of $55.1 million compared to the prior year end.

Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of September 30, 2021 and December 31, 2020, our total loans amounted to $6.3 billion and $6.0 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of September 30, 2021		As of December 31, 2020
(Dollars in thousands)	Amount	% of total	Amount	% of total
Real estate loans
Multifamily residential	$4,199,752	66.6%	$4,075,893	67.9%
Single family residential	1,886,168	30.0%	1,700,119	28.3%
Commercial real estate	192,626	3.1%	202,189	3.4%
Construction and land	15,782	0.3%	22,141	0.4%
Non-mortgage	—	0.0%	100	0.0%
Total loans before deferred items	6,294,328	100.0%	6,000,442	100.0%
Deferred loan costs, net	49,533		49,374
Total loans	$6,343,861		$6,049,816
The relative composition of the loan portfolio has not changed significantly over the past few years. Our primary focus remains multifamily real estate lending, which constituted 67% and 68% of our portfolio at September 30, 2021 and December 31, 2020, respectively. Single family residential lending is our secondary lending emphasis and represented 30% and 28% of our portfolio at September 30, 2021 and December 31, 2020, respectively.

We recognize that our multifamily and single family residential loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 565.0% and 575.3% as of September 30, 2021 and December 31, 2020, respectively. Our single family loans as a percentage of risk-based capital were 255.1% and 241.8% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At September 30, 2021, 63%, 26% and 9% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 62%, 26% and 10%, respectively, at December 31, 2020.

Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual cash flow evaluations of income property loans and semi-annual stress testing.

We had a small portfolio of construction loans with commitments (funded and unfunded) totaling $33.2 million and $34.7 million at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the average loan commitment for our single family and multifamily residential construction loans was $3.8 million and $10.5 million, respectively. Our construction lending typically focuses on single family residential projects with completed values of $4.0 million or less and multifamily projects with loan commitments of $15.0 million or less.

The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Loan Inflows:
Multifamily residential	$256,320	$166,664	$966,570	$611,215
Single family residential	203,653	68,577	592,627	402,969
Commercial real estate	—	—	2,000	12,106
Construction and land	1,457	—	20,657	9,583
Purchases	—	—	287,751	20,380
Total loans originated and purchased	461,430	235,241	1,869,605	1,056,253

Loan Outflows:
Loan principal reductions and payoffs	(560,844)	(368,845)	(1,557,667)	(1,158,026)
Portfolio loan sales	(1,706)	—	(1,706)	—
Other (1)	1,341	1,066	(16,187)	19,297
Total loan outflows	(561,209)	(367,779)	(1,575,560)	(1,138,729)
Net change in total loan portfolio	$(99,779)	$(132,538)	$294,045	$(82,476)

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loan costs, fair value adjustments and, to the extent applicable, may include foreclosures, charge-offs, negative amortization and interest capitalized as a result of COVID-19 modifications.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At September 30, 2021, our multifamily real estate portfolio had an average loan balance of $1.6 million, an average unit count of 14.3 units, a weighted average loan to value of 56.9% and a weighted average debt service coverage ratio of 1.50, as compared to an average loan balance of $1.6 million, an average unit count of 14.6 units, a weighted average loan to value of 56.6% and a weighted average debt service coverage ratio of 1.54 at December 31, 2020.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide loans to refinance single family properties. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At September 30, 2021, our single family residential real estate portfolio had an average loan balance of $849 thousand, a weighted average loan to value of 62.4% and a weighted average credit score at origination/refreshed of 758. At December 31, 2020, our single family residential real estate portfolio had an average loan balance of $941 thousand, a weighted average loan to value of 63.9% and a weighted average credit score at origination/refreshed of 751. Compared to the prior year end, the declines in the average loan balance and weighted average loan to value, as well as the improvement in the weighted average credit score were due to the single family loan pool purchase, previously discussed.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on nonresidential commercial real estate. Our commercial real estate loans are generally used to finance the purchase or refinance of established multi-tenant industrial, office and retail sites. At September 30, 2021, our commercial real estate portfolio had an average loan balance of $2.1 million, a weighted average loan to value of 54.3% and a weighted average debt service coverage ratio of 1.66, as compared to an average loan balance of $2.1 million, a weighted average loan to value of 55.1% and a weighted average debt service coverage ratio of 1.52 at December 31, 2020. Lending in nonresidential commercial real estate has been intentionally limited since the start of the pandemic.
Construction and land. Other categories of loans included in our portfolio consist of construction and land loans. Construction loans include single family and multifamily construction projects.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
As of September 30, 2021:
Loans
Real estate mortgage loans:
Multifamily residential	$3,580	$1,026	$4,195,146	$4,199,752
Single family residential	28	732	1,885,408	1,886,168
Commercial real estate	—	10,053	182,573	192,626
Construction and land	11,328	4,454	—	15,782
Total loans	$14,936	$16,265	$6,263,127	$6,294,328

Fixed interest rates	$2	$203	$293,632	$293,837
Floating or hybrid adjustable rates	14,934	16,062	5,969,495	6,000,491
Total loans	$14,936	$16,265	$6,263,127	$6,294,328
As of December 31, 2020:
Loans
Real estate mortgage loans:
Multifamily residential	$9	$6,336	$4,069,548	$4,075,893
Single family residential	35	1,143	1,698,941	1,700,119
Commercial real estate	—	4,451	197,738	202,189
Construction and land	18,930	3,211	—	22,141
Non-mortgage	—	—	100	100
Total loans	$18,974	$15,141	$5,966,327	$6,000,442

Fixed interest rates	$—	$11	$24,846	$24,857
Floating or hybrid adjustable rates	18,974	15,130	5,941,481	5,975,585
Total loans	$18,974	$15,141	$5,966,327	$6,000,442
Our fixed interest rate loans generally consist of 30 and 40-year loans that are primarily secured by single family residential properties, often in conjunction with our efforts to provide affordable housing financing to low-to-moderate income individuals. The increase in fixed rate loans at September 30, 2021 is due to our purchase of a pool of fixed rate single family loans in February 2021. Our floating and adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of three to ten years and then convert to quarterly or semi-annual repricing adjustments thereafter. As of September 30, 2021 and December 31, 2020, $4.7 billion and $4.3 billion, respectively, of our floating or hybrid adjustable rate loans were at their floor rates. The weighted average minimum interest rate on loans at their floor rates was 3.83% and 4.03% at September 30, 2021 and December 31, 2020, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.2 billion and $5.3 billion at September 30, 2021 and December 31, 2020, respectively. These loans had a weighted average term to first repricing date of 3.49 years and 3.26 years at September 30, 2021 and December 31, 2020, respectively.

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

In conjunction with the passage of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), as well as the revised interagency guidance issued in April 2020, "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)", banks have been provided the option, for loans meeting specific criteria, to temporarily suspend certain requirements under GAAP related to TDRs for a limited time to account for the effects of COVID-19. As a result, the Company did not recognize eligible COVID-19 loan modifications as TDRs. Additionally, loans qualifying for these modifications were not required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification. Since June 2021, all loans modified for pandemic related payment deferral had returned to scheduled payments or paid off in full.

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Non-accrual loans
Multifamily residential portfolio	$510	$522
Single family residential portfolio	133	5,791
Total non-accrual loans	643	6,313
Real estate owned	—	—
Total nonperforming assets	$643	$6,313
Performing TDRs	$1,220	$1,260
Allowance for loan losses to period end nonperforming loans	5806.38%	732.04%
Nonperforming loans to period end loans	0.01%	0.10%
Nonperforming assets to total assets	0.01%	0.09%
Nonperforming loans plus performing TDRs to total loans	0.03%	0.13%

When assessing whether a loan should be placed on non-accrual status because contractual payments appear doubtful, consideration is given to information we collect from third parties and our borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.
For the three and nine months ended September 30, 2021, $8 thousand and $107 thousand, respectively, in interest income was recognized on non-accrual loans subsequent to their classification as non-accrual compared to $22 thousand and $73 thousand for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2021, the Company recorded $38 thousand and $77 thousand, respectively, of interest income related to performing TDR loans compared to $14 thousand and $44 thousand during the three and nine months ended September 30, 2020, respectively. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $5 thousand and $21 thousand for the three and nine months ended September 30, 2021 compared to $47 thousand and $137 thousand for the three and nine months ended September 30, 2020, respectively.

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Allowance for loan losses at beginning of period	$41,335	$45,985	$46,214	$36,001
Charge-offs:
Single family residential	—	—	—	(722)
Total charge-offs	—	—	—	(722)
Recoveries:
Single family residential	—	3	64	9
Construction and land	—	75	57	225
Total recoveries	—	78	121	234
Net recoveries (charge-offs)	—	78	121	(488)
(Reversal of) provision for loan losses	(4,000)	—	(9,000)	10,550
Allowance for loan losses at period end	$37,335	$46,063	$37,335	$46,063
Allowance for loan losses to period end loans held for investment	0.59%	0.75%	0.59%	0.75%
Annualized net (recoveries) charge-offs to average loans	—%	(0.01)%	(0.00)%	0.01%

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

The following table presents the book value of our investment portfolio as of the dates indicated:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$190,539	28.49%	$216,724	35.34%
Commercial MBS and CMOs	421,917	63.09%	361,988	59.03%
Agency bonds	11,174	1.67%	15,022	2.45%
Other asset backed securities	29,180	4.36%	—	—%
Total available for sale debt securities	652,810	97.61%	593,734	96.82%
Held to maturity:
Government Sponsored Entities:
Residential MBS	4,085	0.61%	7,391	1.21%
Other investments	70	0.01%	76	0.01%
Total held to maturity debt securities	4,155	0.62%	7,467	1.22%
Equity securities	11,804	1.77%	12,037	1.96%
Total investment securities	$668,769	100.00%	$613,238	100.00%

At September 30, 2021, there was no issuer, other than U.S. government agencies, where the aggregate book value or market value of such issuer’s securities held by the Company exceeded 10% of our stockholders’ equity.

Deposits

Representing 85.1% of our total liabilities as of September 30, 2021, deposits are our primary source of funding for our business operations. We have historically maintained and grown our deposit customer base in various rate environments based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure and "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations and transaction accounts. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits from deposit brokers and/or the State of California.

Total deposits increased by $322.8 million, or 6.1%, to $5.6 billion at September 30, 2021 from $5.3 billion at December 31, 2020. Retail deposits and brokered deposits increased $238.1 million and $84.7 million, respectively. The increase in retail deposits is primarily related to growth within our specialty deposits, while the increase in brokered deposits was mainly attributable to the FDIC's revised definition of brokered deposits that went into effect on April 1, 2021. Time deposits represented 45.0% and 58.1% of total deposits at September 30, 2021 and December 31, 2020, respectively. The decline in time deposits was entirely offset by increases in our money market savings and checking accounts. We consider approximately 70.0% of our retail deposits at September 30, 2021 to be core deposits based on our internal methodology, which gives consideration to the tenure of customer relationships, product penetration and the relative cost of the deposit accounts.

Our loan to deposit ratio was 113.54% and 114.92% at September 30, 2021 and December 31, 2020, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth and to strategically manage our interest rate risk, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.

The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$122,851	—%	2.2%	$77,572	—%	1.3%
Interest-bearing transaction accounts	159,417	0.23%	2.9%	187,964	0.38%	3.5%
Money market demand accounts	2,643,545	0.45%	47.3%	1,773,731	0.84%	32.9%
Time deposits	2,658,932	0.65%	47.6%	3,343,849	1.38%	62.3%
Total	$5,584,745	0.53%	100.0%	$5,383,116	1.16%	100.0%

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$107,789	—%	2.0%	$62,931	—%	1.2%
Interest-bearing transaction accounts	155,568	0.22%	2.9%	177,760	0.53%	3.4%
Money market demand accounts	2,301,417	0.50%	42.5%	1,570,253	0.97%	29.6%
Time deposits	2,849,131	0.92%	52.6%	3,489,881	1.80%	65.8%
Total	$5,413,905	0.70%	100.0%	$5,300,825	1.51%	100.0%
The following table sets forth the maturity of time deposits as of September 30, 2021:

(Dollars in thousands except for column headings)	Under $100,000	$100,000 and greater
Remaining maturity:
Three months or less	$177,250	$374,100
Over three through six months	89,525	596,826
Over six through twelve months	180,017	1,014,540
Over twelve months	18,021	61,249
Total	$464,813	$2,046,715
Percent of total deposits	8.32%	36.63%

The Company had time deposits that met or exceeded the FDIC insurance limit of $250 thousand of $1.1 billion and $1.4 billion at September 30, 2021 and December 31, 2020, respectively. At the same dates, the Company had $134.7 million and $50.0 million of wholesale deposits, respectively.
FHLB Advances and Other Borrowings

In addition to deposits, we utilize collateralized FHLB borrowings to fund our asset growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances decreased $55.1 million, or 6.8%, to $751.6 million at September 30, 2021 compared to $806.7 million at December 31, 2020. The decrease in FHLB advances outstanding at September 30, 2021 as compared to December 31, 2020, was due to maturing advances not being replaced during the nine months ended September 30, 2021. As of both September 30, 2021 and December 31, 2020, the Bank had a FHLB letter of credit outstanding totaling $62.6 million.

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

	September 30, 2021		December 31, 2020		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	1.50%	$41,238	1.60%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	1.74%	$20,619	1.84%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
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

The following table presents information regarding our FHLB advances and other borrowings as of or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
FHLB advances
Average amount outstanding during the period	$923,523	$961,747	$907,998	$972,311
Maximum amount outstanding at any month-end during the period	1,026,747	961,747	1,048,647	1,040,199
Balance outstanding at end of period	751,647	961,747	751,647	961,747
Weighted average maturity (in years)	2.5	2.1	2.5	2.1
Weighted average interest rate at end of period	1.68%	2.19%	1.68%	2.19%
Weighted average interest rate during the period	1.53%	2.20%	1.67%	2.27%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857	$61,857	$61,857
Weighted average maturity (in years)	15.3	16.3	15.3	16.3
Weighted average interest rate at end of period	1.58%	1.71%	1.58%	1.71%
Weighted average interest rate during the period	1.60%	1.79%	1.65%	2.38%

Senior unsecured term notes
Balance outstanding at end of period	$94,631	$94,509	$94,631	$94,509
Weighted average maturity (in years)	3.0	4.1	3.0	4.1
Weighted average interest rate at end of period	6.65%	6.66%	6.65%	6.66%
Weighted average interest rate during the period	6.65%	6.66%	6.66%	6.67%

Our level of FHLB advances can fluctuate on a daily basis depending on our funding needs and the availability of other sources of funds to satisfy those needs. Short-term advances allow us flexibility in funding our daily liquidity needs.

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of or for the dates indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Outstanding at period end	$—	$—	$—	$—
Average amount outstanding	113,395	—	148,188	9,239
Maximum amount outstanding at any month end	100,000	—	346,900	63,000
Weighted average interest rate:
During period	0.15%	—%	0.14%	1.45%
End of period	—%	—%	—%	—%
Stockholders’ Equity

Stockholders’ equity totaled $653.9 million and $613.7 million at September 30, 2021 and December 31, 2020, respectively. The increase in stockholders' equity was primarily related to net income of $64.4 million, partially offset by dividends paid of $12.2 million, stock repurchases of $8.8 million and a decline in the fair value of available for sale investment securities, net of tax, of $4.1 million during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Company repurchased 756,053 of its shares in connection with its stock repurchase program at an average price of $11.60 per share, or a 7.9% discount to tangible book value at September 30, 2021, and a total cost of $8.8 million. As of September 30, 2021, there were $9.8 million of authorized funds remaining under the current share repurchase program.
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

(Dollars in thousands)	September 30, 2021	December 31, 2020
Commitments to fund loans and lines of credit	$118,012	$116,944
In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $763 thousand and $959 thousand at September 30, 2021 and December 31, 2020, respectively, which is included in other liabilities and accrued expenses in the consolidated statements of financial condition.

The Company entered into two new two-year swap agreements, with an aggregate notional amount of $650 million during the nine months ended September 30, 2021. The swaps provide a hedge against the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. The weighted average fixed pay interest rate on the new swaps is 0.16%. During the year ended December 31, 2019, we entered into two, two-year swap agreements with an aggregate notional amount of $1.0 billion, which matured in June and August 2021, to hedge the interest rate risk related to certain hybrid multifamily loans which were in their fixed rate period. Our swaps involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amounts.

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

Contractual Obligations

The following table presents, as of September 30, 2021, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", Note 15. ‘‘Commitments and Contingencies,’’ in the notes to our unaudited consolidated financial statements in this Report.

		Payments Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$2,511,528	$2,432,258	$45,964	$33,306	$—
FHLB advances (1)	751,647	100,000	450,000	101,500	100,147
Senior debt (1)	95,000	—	95,000	—	—
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases	12,027	3,888	4,753	2,112	1,274
Significant contract (2)	7,073	1,535	3,070	2,468	—
Total	$3,439,132	$2,537,681	$598,787	$139,386	$163,278

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

Our total deposits at September 30, 2021 and December 31, 2020 were $5.6 billion and $5.3 billion, respectively. Based on the values of loans pledged as collateral, our $751.6 million of FHLB advances outstanding and our $62.6 million FHLB letter of credit outstanding, we had $996.9 million of additional borrowing capacity with the FHLB at September 30, 2021. Based on the values of loans pledged as collateral, we had $208.6 million of borrowing capacity with the FRB at September 30, 2021. There were no outstanding advances with the FRB at September 30, 2021. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at September 30, 2021, none of which were advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Available cash balances at correspondent banks, including amounts at the FRB, totaled $131.7 million at September 30, 2021.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of September 30, 2021 and December 31, 2020, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At September 30, 2021, the capital conservation buffer was 2.50%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of September 30, 2021
Tier 1 Leverage Ratio	$709,863	9.63%	$294,745	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	648,006	16.44%	177,363	4.50%	$275,898	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	709,863	18.01%	236,484	6.00%	335,019	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	748,148	18.98%	315,312	8.00%	413,847	10.50%	N/A	N/A
As of December 31, 2020
Tier 1 Leverage Ratio	$665,514	9.45%	$281,564	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	603,657	15.75%	172,420	4.50%	$268,209	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	665,514	17.37%	229,893	6.00%	325,682	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	712,837	18.60%	306,524	8.00%	402,313	10.50%	N/A	N/A
Luther Burbank Savings
As of September 30, 2021
Tier 1 Leverage Ratio	$781,827	10.61%	$294,649	4.00%	N/A	N/A	$368,311	5.00%
Common Equity Tier 1 Risk-Based Ratio	781,827	19.85%	177,261	4.50%	$275,739	7.00%	256,044	6.50%
Tier 1 Risk-Based Capital Ratio	781,827	19.85%	236,348	6.00%	334,826	8.50%	315,131	8.00%
Total Risk-Based Capital Ratio	820,112	20.82%	315,131	8.00%	413,609	10.50%	393,914	10.00%
As of December 31, 2020
Tier 1 Leverage Ratio	$729,054	10.36%	$281,453	4.00%	N/A	N/A	$351,816	5.00%
Common Equity Tier 1 Risk-Based Ratio	729,054	19.04%	172,340	4.50%	$268,085	7.00%	248,936	6.50%
Tier 1 Risk-Based Capital Ratio	729,054	19.04%	229,787	6.00%	325,532	8.50%	306,383	8.00%
Total Risk-Based Capital Ratio	776,377	20.27%	306,383	8.00%	402,128	10.50%	382,979	10.00%

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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at September 30, 2021. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
September 30, 2021
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(11.3)	(6.5)%
+300 BP	(6.9)	(3.9)%
+200 BP	(3.6)	(2.0)%
+100 BP	(1.4)	(0.8)%
-100 BP	0.9	0.5%
The NII at Risk reported at September 30, 2021 reflects that our earnings are in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. During the nine months ended September 30, 2021, our NII at Risk increased as compared to December 31, 2020 primarily due to loan growth and the steepening yield curve.
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

Interest Rate Risk to Capital (EVE)
September 30, 2021
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(300.4)	(45.9)%
+300 BP	(203.8)	(31.2)%
+200 BP	(123.2)	(18.8)%
+100 BP	(57.1)	(8.7)%
-100 BP	49.8	7.6%
The EVE reported at September 30, 2021 reflects that our market value of capital is in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. During the nine months ended September 30, 2021, our EVE increased as compared to December 31, 2020 primarily due to loan growth, the steepening yield curve and a change in model assumptions.
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
We are currently utilizing FHLB advances and interest rate swaps to hedge our liability sensitive interest rate risk position. As of September 30, 2021, the Company maintained two interest rate swaps with an aggregate notional amount of $650.0 million to primarily hedge the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. All of our swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income for loans in our unaudited consolidated statements of income. During the three and nine months ended September 30, 2021, the Company recognized a reduction in interest income of $721 thousand and $7.5 million, respectively, in connection with the swaps compared to $3.5 million and $7.3 million during the three and nine months ended September 30, 2020, respectively.
The following table summarizes derivative instruments utilized by us as interest rate risk hedge positions as of September 30, 2021:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate swap	Fair value hedge	17	350,000	204	—
Interest rate swap	Fair value hedge	21	300,000	—	8
			$650,000	$204	$8
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO. Additionally, contracts are in place to ensure that minimum transfer amounts and collateral requirements are established.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2021, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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
The table below summarizes the Company's monthly repurchases of equity securities during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (1)
(Dollars in thousands, except per share data)
July 1 - 31, 2021	138,257	$12.13	138,257	$10,308
August 1 - 31, 2021	1,200	12.62	1,200	10,293
September 1 - 30, 2021	38,311	12.59	38,311	9,811
Total	177,768	$12.23	177,768	$9,811
(1) On October 30, 2020, the Board of Directors of the Company authorized the repurchase of $20.0 million of the Company’s common stock pursuant to a formal program adopted on that date (the “Plan”). The Plan has been adopted in accordance with guidelines specified by Rule 10b5-1 and under Rule 10b-18 under the Exchange Act and the Company’s Insider Trading Policy. On October 29, 2021, the Board of Directors of the Company amended the Plan to eliminate its expiration date of December 31, 2021. The amended Plan will remain open until the remaining balance of previously-authorized funds are fully utilized for repurchases pursuant to the Plan, or until the Board of Directors of the Company otherwise terminates the Plan.
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

LUTHER BURBANK CORPORATION

DATED:	NOVEMBER 5, 2021	By: /s/ Simone Lagomarsino
Simone Lagomarsino
President and Chief Executive Officer

DATED:	NOVEMBER 5, 2021	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer