Form 10-K
period 2021-12-31
Luther Burbank Corp
filed 2022-03-14
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2021
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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of its common stock held by non-affiliates was approximately $129.9 million based on the closing price per share of common stock of $11.86 on June 30, 2021.

As of March 1, 2022, there were 51,648,898 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on April 26, 2022 and any adjournment thereof, are incorporated by reference in Part III.

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
There are numerous, important factors that could cause our actual results to differ materially from those indicated in forward-looking statements, including, but not limited to, the following:
•the COVID-19 pandemic and the impact of actions to mitigate any continuing effects from the COVID-19 pandemic;
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
•climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
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
The Company's principal business is attracting deposits from the general public and investing those funds in a variety of loans, including permanent mortgage loans and construction loans secured by residential, multifamily, and commercial real estate. The Company specializes in real estate secured lending in metropolitan areas in the western U.S., including our recent expansion to Colorado, Utah and Arizona, and has developed expertise in multifamily residential, jumbo nonconforming single family residential and commercial real estate lending.
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
We expect to take advantage of the reduced reporting and other requirements of the JOBS Act with respect to the periodic reports we will file with the SEC and proxy statements that we use to solicit proxies from our shareholders. In accordance with the requirements of the JOBS Act, our eligibility as an emerging growth company is expected to expire on December 31, 2022, which is the last day of the fiscal year following the five year anniversary from the date of our initial public offering.

Business Strategies
We intend to continue executing our strategic plan by focusing on the following key objectives:
•Continued organic lending growth in our markets. Our primary focus is to grow our customer base within our strategic markets and to expand the penetration of our existing multifamily, single family and commercial real estate lending activities within these markets in the western United States, which have historically had strong job growth, strong economic growth and limited affordable housing. These markets include major metropolitan markets in the western U.S., including our recent expansion to Colorado, Utah and Arizona. The high cost of living and high barriers to entry make these markets attractive for investments in affordable rental housing for low- and middle-income tenants. Robust job markets, strong single family residential demand, high average housing costs, and concentrations of professional, highly skilled and high income workers, entrepreneurs and other high net worth individuals make our markets ideal for our portfolio single family residential lending activities.
We believe we have a competitive advantage over larger national financial institutions, which lack our level of personalized service, and over smaller community banks, which lack our product and market expertise. We intend to capture additional market share by deepening our relationships with current customers and supporting our bankers in their pursuit of new customers in our target markets. We will also consider the opportunistic lift-out of key personnel or teams from other financial institutions. We believe that our stable, income producing property focus and our existing customer profile lends itself to expanded lending in our existing markets, as well as new markets.
•Deepen customer relationships and grow our deposit base. We provide a high level of customer service to our depositors. Our historical focus for our deposit production activities was on individual savings deposits from high net worth, primarily self-employed individuals, entrepreneurs and professionals, and we did not emphasize transactional accounts. This strategy has produced a stable customer base. We have expanded our focus in recent years, and invested in personnel, business and compliance processes and technology that enable us to acquire, and efficiently and effectively serve, a wider array of consumer transactional accounts and business deposit accounts while continuing to provide the level of customer service for which we are known to our consumer depositors. We have also increased outreach in high-density, small to medium sized business markets where the Bank already operates. We also provide comprehensive online and mobile banking products to our business and consumer depositors to complement our branch network.
We believe that our current customer base contains additional untapped cross-selling opportunities. We plan to continue to grow our non-brokered, consumer and business deposits by:
•cross-selling business deposit relationships to our existing consumer customers who are business operators;
•cross-selling business and consumer accounts to our multifamily and single family loan borrowers;
•obtaining new individual and business customers, including specialty deposit customers, such as fiduciary service providers, 1031 exchange companies, unions, homeowners associations, nonprofits and California-licensed cannabis businesses;
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
Market Area
Our operations are primarily concentrated in demographically desirable major metropolitan areas on the West Coast located in the states of California, Washington and Oregon. We have ten full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. We also operate six loan production offices located throughout California, as well as a loan production office in Clackamas County, Oregon. We are most active in the following metropolitan areas: Santa Rosa (Sonoma County), Los Angeles, San Francisco, San Jose, San Diego, and Seattle. We are seeking to more deeply penetrate these markets, and other major metropolitan markets that share key demographic characteristics with our markets. In late 2021, we added a loan officer dedicated to expanding our geographical reach to Arizona, Colorado and Utah.
Competition
We operate in a highly competitive industry and in highly competitive markets throughout the western United States. While our commercial real estate and jumbo single family residential focuses require significant expertise to perform efficiently, competition in commercial real estate lending is keen from large banking institutions with national operations and mid-sized regional banking institutions, while in the single family lending market, we face competition from a wide array of institutions. We compete with other community banks, credit unions, mortgage companies, insurance companies, finance companies, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, private lenders and nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. The primary factors driving competition for deposits are customer service, interest rates, fees charged, branch locations and hours, online and mobile banking functionality, the range of products offered and the reputation/public perception of an institution. The primary factors driving competition for our lending products are customer service, range of products offered, price, reputation, and quality of execution. We believe the Bank is a strong competitor in our markets; however, other competitors have advantages over us. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks, generate fee and other noninterest income, make larger technology investments and offer services that we do not offer. The higher capitalization of the larger institutions permits them to provide higher lending limits than we can, although our current lending limit is able to accommodate the credit needs of most of our borrowers. Some of these competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent, lesser regulation in the case of mortgage companies and finance companies.
Our primary multifamily competitor is JPMorgan Chase & Co. Additional competitors include, but are not limited to, Pacific Premier Bancorp, Inc., First Foundation, Inc., Homestreet Bank and Umpqua Bank. Our primary single family lending competitors in our markets are MUFG Union Bank, N.A., Fremont Bank, WaFd Bank, Florida Capital Bank, various non-bank mortgage lenders, and large national banks. Our primary deposit competitors are local regional banks, community banks, numerous credit unions and large national banks.
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
•Clark, King, Kitsap, Pierce and Snohomish counties in Washington;
•Clackamas, Multnomah and Washington counties in Oregon:
•Maricopa county in Arizona;
•Denver and Arapahoe counties in Colorado; and
•Davis, Salt Lake, Utah and Weber counties in Utah.
Our extended core lending areas are currently defined as:
•El Dorado, Monterey, Placer, Riverside, Sacramento, San Bernardino, San Luis Obispo, Santa Cruz and Solano counties in California;
•Spokane and Thurston counties in Washington; and
•Lane and Marion counties in Oregon.
We may re-evaluate and revise the definitions of our core and extended core areas from time to time. Non-core markets include all markets in California, Washington and Oregon not categorized as core or extended core.
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
We currently originate substantially all of our single family residential loans through a network of wholesale brokers. We monitor and regularly review our broker relationships for regulatory compliance, integrity, competence and level of activity. The primary products offered are 3, 5, 7, and 10-year variable rate hybrid loans and, to a lesser extent, the Grow and Daisy loan products described below.
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
•Grow and Daisy.
We also offer a portfolio 30-year fixed rate first mortgage and a forgivable second mortgage designed to make home ownership possible and affordable even in our high cost markets. Our ‘‘Grow’’ program is designed as a conventional, community lending mortgage, up to the conforming loan amount, that offers underwriting flexibility to low- and moderate-income borrowers and borrowers purchasing properties located in low- or moderate- income communities. Loans in this program are 30-year fixed rate mortgages made on owner-occupied single family (one and two unit) properties, including condominiums. Pricing on this product is competitive at market rate.
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
Investment Activities
Our investment securities portfolio is primarily maintained as an on-balance sheet contingent source of liquidity. It provides additional interest income and has limited interest rate risk and credit risk. Other than certain securities purchased for Community Reinvestment Act ("CRA") purposes, we generally classify all of our investment securities as available for sale. Our investment policy authorizes investment primarily in U.S. Treasury securities, U.S. Agency mortgage and loan backed securities and certain CRA qualifying investments. For purposes of our investment policy, U.S. Agencies are the Small Business Administration ("SBA"), the National Credit Union Administration ("NCUA"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal National Mortgage Association ("Fannie Mae"), the Federal Farm Credit

Banks Funding Corporation and the U.S. Department of Education (guarantee of Sallie Mae securities). Securities issued by the SBA, NCUA and GNMA are backed by the full faith and credit of the federal government.
Funding Activities
Deposits.
We offer a wide array of deposit products for individuals and businesses, including interest and noninterest-bearing transaction accounts, certificates of deposit ("CD") and money market accounts. We provide a high level of customer service to our depositors. As a means of supplementing our strategically located branch network, we offer our consumer customers unlimited free ATM access worldwide on the MoneyPass and Allpoint networks. Our strategy has produced a stable customer and depositor base. We have invested in personnel, business and compliance processes and technology that enable us to acquire, and efficiently and effectively serve, a wide array of business deposit accounts, while continuing to provide the level of customer service for which we are known to our depositors.
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
We currently offer a comprehensive range of business deposit products and services to assist with the banking needs of our business customers, from a basic reserve account (savings and CD products) to integrated operating accounts with cash management capacity. Our online banking platform allows a customer to view balances, initiate payments, pay bills and set up custom alerts/statements. Online wires, ACH and remote capture are additional account features available to qualified businesses. Our debit cards allow access to cash worldwide as a result of our membership in major ATM networks. We also provide online and mobile banking products to our depositors, to complement our branch network.
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
Our management of interest rate and liquidity risk is overseen by our Asset and Liability Council, which is chaired by our Chief Financial Officer, based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure reviews financial performance, trends, and significant variances to budget; reviews and recommends for board approval risk limits and tolerances; reviews ongoing monitoring and reporting regarding our performance with respect to these areas of risk, including compliance with board-approved risk limits and stress-testing; reviews and recommends to the Executive Committee for approval any changes to theories, mathematics, methodologies, assumptions, and data output for models used to measure these risks; ensures annual back-testing and independent validation of models at a frequency commensurate with risk level; reviews all hedging strategies and recommends changes as appropriate; reviews and recommends our contingency funding plan; recommends to the Executive Committee proposed wholesale borrowing limits to be submitted to the board of directors or its designated committee; recommends to the Executive Committee the proposed terms of any unanticipated long-term borrowing arrangement prior to debt issuance; develops recommended capital requirements; and reviews information and reports submitted to this council for the purpose of identifying, investigating, and assuring remediation of any potential issues.
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

Luther Burbank Corporation Foundation
In 2017, we established the Luther Burbank Corporation Foundation ("Foundation") which was granted 501(c)(3) status by the Internal Revenue Service ("IRS"). The Foundation is an all-volunteer organization primarily funded by the Company, as well as from our directors and a corporate giving program that matches employee donations. The Foundation focuses its activities in our communities on the three priority areas of (1) social and human services; (2) community development; and (3) education.
Human Capital
As of December 31, 2021 and 2020, we had 281 and 277 employees, respectively, nearly all of whom are full-time. As a financial institution, approximately 27% of our employees are employed at our branch and loan production offices. The remaining portion of our employees generally work from our administrative offices in Northern and Southern California. Our business is highly dependent on the success of our employees, who provide value to our customers and communities through their dedication to our mission, which is to improve the financial future of our customers, employees and shareholders. Our core values are based on acting ethically and with integrity to provide superior service to our customers and each other with the goal of achieving our mantra that “you’re worth more here”. To further promote our core values, we acknowledge and reward employees throughout the year that exemplify these values.
We seek to hire well-qualified employees who are also a good fit for our value system. In 2021 and 2020, 44% and 47%, respectively, of our new hires were from an employee referral. During the years ended December 31, 2021 and 2020, our employee voluntary turnover ratios were 16% and 13%, respectively. As of December 31, 2021 and 2020, 52% and 42%, respectively, of our employees were employed with us for five years or longer. Our selection and promotion processes are without bias and include the active recruitment of minorities and women. During the years ended December 31, 2021 and 2020, individuals from underrepresented groups filled 61% and 62%, respectively, of the Company's promotions and hirings, increasing from 52% during the year ended December 31, 2019. As of December 31, 2021, women represented 67% of our workforce and 63% of our executive management team. As of December 31, 2021, the population of our workforce, based on employee self-reported information or Human Resources’ observation, was as follows:

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
The safety, health and wellness of our employees is a top priority. During both 2021 and 2020, the COVID-19 pandemic has presented a unique challenge with regard to maintaining employee safety while performing our daily operations. Through teamwork and the adaptability of our management and staff, we have safely transitioned the majority of our non-branch employees to remote working arrangements. In addition, because financial institutions have been designated as an essential component of our nation’s critical infrastructure, all of our branches have remained open throughout the pandemic. To limit our branch employees' exposure to risks related to COVID-19, we have expanded our phone support systems and enhanced branch safety protocols. In recognition of the demands on families caused by the pandemic and other related precautionary measures, our employees are also being permitted to utilize a flexible work schedule to maintain our Company's productivity while fulfilling personal responsibilities. We have also provided other benefits such as wellness allowances for customer facing employees, as well as paid time off and counseling services for employees requiring additional assistance. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, keeping the employee portion of health care premiums to a minimum and sponsoring various educational and wellness programs.
Item 1A. Risk Factors

In the course of our business operations, we are exposed to numerous risks, some of which are inherent in the financial services industry and others of which are more specific to our own business. The discussion below addresses the material factors, of which we are currently aware, that could affect our business, results of operations and financial condition. The risk factors below should not be considered a complete list of potential risks that we may face. Any risk factor described in this Form 10-K or in any of our SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, competitive position, reputation, results of operations, capital position or financial condition, including by materially increasing our expenses or decreasing our revenues, which could result in material losses.

Some statements in these risk factors constitute forward-looking statements that involve risks and uncertainties. Please refer to the section entitled "Cautionary Note Regarding Forward-Looking Statements."

Economic and Market Conditions Risk
Our business and operations may be materially adversely affected by weak economic conditions. Our business and operations, which primarily consist of banking activities, including lending money to customers in the form of real estate secured loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the U.S. generally, and on the West Coast in particular, which may differ from economic conditions in the U.S. as a whole. If economic conditions in the U.S. or any of our markets weaken, our growth and profitability from our operations could be constrained. In addition, economic and political conditions could affect the stability of global financial markets, which could hinder economic growth. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences including, but not limited to, the conflict in Ukraine and related developments, pandemics, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors, and U.S. and foreign government policy responses to such conditions including, but not limited to, sanctions, could have a material adverse effect on our business, financial condition and results of operations.
Our business and operations may be materially adversely affected by the continuing COVID-19 pandemic, and the ultimate impact will depend on highly uncertain future developments, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. Since March 13, 2020, the U.S. has been operating under a state of emergency declared in response to the spread of COVID-19. Many local and state governments, including the State of California, have also taken actions in response to the COVD-19 pandemic. We are sensitive to general business and economic conditions in the U.S. generally, and on the West Coast in particular. The duration and impacts of the pandemic and governmental authorities’ responses to it are not yet known or knowable. Circumstances related to the COVID-19 pandemic and related events continue to change quickly. The spread of COVID-19, the emergence of new variants, and government responses to the pandemic and such variants, have resulted in increased volatility in financial markets and the closure, at times, of non-essential businesses in our markets. The extent of COVID-19’s impact on us is unpredictable and depends on a number of factors outside of our control, such as the scope and duration of the pandemic, the nature and scope of any resulting economic downturn, the emergence of COVID-19 variants, customer response, and actions that governmental authorities may take in response to the pandemic. Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the ultimate impact of the pandemic on our stock price, business prospects, financial condition or results of operations. COVID-19, and governmental authorities’ responses to it, may also result in prolonged adverse economic conditions which could constrain our growth and profitability from our operations, and could have a material adverse effect on our business, financial condition and results of operations.
Uncertainty regarding, and the phasing out of, LIBOR may adversely affect our results of operations. We have financial instruments that are priced based on variable interest rates tied to LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, to facilitate an orderly LIBOR transition, the Office of the Comptroller of the Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC"), and the Federal Reserve jointly announced that entering into new contacts using LIBOR as a reference rate after December 31, 2021 would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (“ARRC”) has recommended the use of the Secured Overnight Financing Rate ("SOFR"). SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate. These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, the ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR.
As of December 31, 2021, we had $710.2 million of loans, $335.2 million of investments, $61.9 million of junior subordinated deferrable interest debentures and $5.9 million of other assets that were indexed to LIBOR. There are also operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may cause significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us.
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
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System, or the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. The Federal Reserve has indicated that it intends to increase interest rates in 2022. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected or prolonged change in market interest rates could have a material adverse impact on our business, financial condition and results of operations.
Our interest sensitivity profile was liability sensitive as of December 31, 2021. When short-term interest rates rise, the rate of interest we pay on our interest-bearing liabilities, such as deposits, may rise more quickly than the rate of interest that we receive on our interest-earning assets, such as loans, which may cause our net interest income to decrease. Additionally, a shrinking yield premium between short-term and long-term market interest rates, a pattern typically indicative of investors' waning expectations of future growth and inflation, commonly referred to as a flattening of the yield curve, as well as an inverted yield curve, where long-term debt instruments have a lower yield than short-term debt instruments of the same credit quality, typically reduce our profit margin since we borrow at shorter terms than the terms at which we lend and invest.
An increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

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
Our multifamily residential and other commercial real estate loan portfolios may carry significant credit risk. Our loan portfolio consists primarily of multifamily residential and, to a lesser extent, other CRE loans, which are primarily secured by industrial, office and retail properties. As of December 31, 2021, our multifamily residential loans totaled $4.2 billion, or 66.9% of our loan portfolio, and our other CRE loans totaled $187.1 million, or 3.0% of our loan portfolio. Nonperforming multifamily residential loans were $505 thousand at December 31, 2021. There were no nonperforming other CRE loans at December 31, 2021. CRE loans may carry significant credit risk because they typically involve large loan balances concentrated with a single borrower or groups of related borrowers. The payment on these loans that are secured by income-producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy. Investment in these properties by our customers is influenced by prices and return on investment, as well as changes to applicable laws regarding, among other things, rent control, moratoriums on evictions for non-payment, personal and corporate tax reform, pass-through rules, immigration and fiscal and economic policy. The collateral securing these loans typically cannot be liquidated as easily as single family residential (“SFR”) real estate, which may lead to longer holding periods. If these properties become less attractive investments, demand for our loans would decrease. In addition, unexpected deterioration in the credit quality of our multifamily residential or other CRE loan portfolios could require us to increase our allowance for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability. We are exposed to credit risks with respect to the risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. To the extent the economic climate in the U.S. generally, and in our market areas specifically, experiences material disruption due to the continuing COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans and governmental actions may preclude our ability to initiate foreclosure proceedings in certain circumstances, and as a result, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses. Additional factors related to the credit quality of investor owned SFR, multifamily residential and other CRE loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. Our inability to successfully manage the increased credit risk caused by the continuing COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may be inadequate to absorb probable incurred losses inherent in the loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations. We periodically review our allowance for loan losses for adequacy considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accrual loans, economic conditions and other pertinent information. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our allowance for loan losses at a level adequate to absorb any probable incurred losses inherent in the loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, declines in real estate values, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators periodically review our loan portfolio and the adequacy of our allowance for loan losses and may require adjustments based upon judgments that are different than those of management. Differences between our actual experience and assumptions and the effectiveness of our models could adversely affect our business, financial condition and results of operations.
Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future. As a result of our organic growth over the past several years, as of December 31, 2021, approximately $4.7 billion, or 75.4%, of the loans in our loan portfolio were originated since January 1, 2018, of which 18.1% were from in-house refinancings. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Although a significant portion of our multifamily portfolio is refinancings of prior loans on the same property, a large portion of our loan portfolio is relatively new, and therefore, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans does not provide us with a significant history pattern with which to judge future collectability or performance. However, we believe that our stringent credit underwriting process, our ongoing credit review processes, and our history of successful management of our loan portfolio, mitigate these risks. Nevertheless, if delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.
Our SFR loan portfolio possesses increased risk due to our level of non-conforming loans. Many of the SFR mortgage loans we have originated consist of loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of loan terms, loan size, or other exceptions from agency underwriting guidelines. Additionally, many of our loans do not meet the qualified mortgage (“QM”) definition established by the Consumer Financial Protection Bureau (“CFPB”), and therefore, contain additional regulatory and legal risks. In addition, the secondary market demand for non-conforming and non-QM mortgage loans is generally limited, and consequently, we may experience difficulties selling non-conforming loans in our portfolio should we decide to do so.
We are exposed to higher credit risk due to relationship exposure with a number of large borrowers. As of December 31, 2021, we had 25 borrowing relationships in excess of $20 million which accounted for approximately 13.4% of our loan portfolio. While we are not overly dependent on any one of these relationships and while none of these relationships have had any material credit quality issues in the past, a deterioration of any of these credit relationships could require us to increase our allowance for loan losses or result in significant losses to us, which could have a material adverse effect on our business, financial condition and results of operations.
Geographic Concentration and Climate Risk
Our business and operations are concentrated in California and Washington, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy. Unlike many of our larger competitors that maintain significant operations located outside our market areas, substantially all of our customers are individuals and businesses located and doing business in the states of California and Washington. As of December 31, 2021, approximately 89% of the loans in our portfolio measured by dollar amount were secured by collateral located in California and 9% of the loans in our portfolio measured by dollar amount were secured by collateral located in Washington. In addition, 63% of our real estate loans measured by dollar amount, were secured by collateral located in southern California counties. Therefore, our success will depend upon the general economic conditions in these areas, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of large, more geographically diverse competitors. A downturn in the local economy could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn could have a material adverse effect on our business, financial condition and results of operations.
Our ability to conduct our business could be disrupted by natural or man-made disasters. A significant number of our offices, and a significant portion of the real estate securing loans we make, and our borrowers' business operations in general, are located in California. California has had and will continue to have major earthquakes in areas where a significant portion of the collateral and assets of our borrowers are concentrated. California is also prone to natural and climate change related disasters, including fires, mudslides, floods and other disasters. We have implemented policies and procedures to monitor climate-related risks, specifically flood and wildfire risk, in our loan portfolio. Additionally, acts of terrorism, war, civil unrest, violence, or other man-made disasters could also cause disruptions to our business or to the economy as a whole. The occurrence of natural or man-made disasters could destroy, or cause a decline in the value of, mortgaged properties that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures and losses on our loans, damage our banking facilities and offices, negatively impact regional economic conditions, result in a decline in loan demand and loan originations, result in drawdowns of deposits by customers impacted by disasters and negatively impact the implementation of our growth strategy.
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
Climate change could have a material negative impact on the Company and customers. The Company’s business, as well as the operations and activities of our customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its customers, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its customers’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change and the Company’s carbon footprint.
Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company may face regulatory risk of increasing focus on the Company’s resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.
With the increased importance and focus on climate change, we are making efforts to enhance our governance of climate change-related risks and integrate climate considerations into our risk governance framework. Nonetheless, the risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.
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
We may not be able to retain or grow our core deposit base, which could adversely impact our funding costs. Like many financial institutions, we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of December 31, 2021, we had $5.5 billion in deposits and a loan to deposit ratio of 114%, which is higher than the level maintained by many other banks. As of the same date, using deposit account related information such as tax identification numbers, account vesting and account size, we estimated that $1.4 billion of our deposits exceeded the insurance limits established by the FDIC. None of our deposits are governmental deposits secured by collateral. Although we have historically maintained a high deposit customer retention rate, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation, or a loss of confidence by customers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Any such loss of funds could result in lower loan originations, which could have a material adverse effect on our business, financial condition and results of operations.
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
We may pursue strategic acquisitions in the future, and we may not be able to overcome risks associated with such transactions. We may explore opportunities to invest in, or to acquire, other financial institutions and businesses that we believe would complement our existing business. Our investment or acquisition activities could be material to our business and involve a number of risks including the following: investing time and incurring expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business; the lack of history among our management team in working together on acquisitions and related integration activities; the time, expense and difficulty of integrating the operations and personnel of the combined businesses; unexpected asset quality problems with acquired companies; inaccurate estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution or assets; risks of impairment to goodwill;

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
New lines of business, products, product enhancements or services may subject us to additional risk. From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts. In developing, implementing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources. We may underestimate the appropriate level of resources or expertise necessary to make new lines of business or products successful or to realize their expected benefits. We may not achieve the milestones set in initial timetables for the development and introduction of new lines of business, products, product enhancements or services, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. We may also decide to discontinue businesses, products or services, due to lack of customer acceptance or unprofitability. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition and results of operations.
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
We rely on third party vendors to provide key components of our business infrastructure. We rely on numerous third parties to provide us with products and services necessary to maintain our day-to-day operations including, but not limited to, our core processing function and mortgage broker relationships. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements. The failure of an external vendor to perform in accordance with the contracted arrangements or service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. As a result, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties could disrupt our operations or adversely affect our reputation.
Our business may be adversely affected by an increasing prevalence of fraud and other financial crime. Our Bank is susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our customer’s or our information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including wire fraud, check fraud, electronic fraud, phishing, social engineering and other dishonest acts. While we have not experienced material losses due to apparent fraud or other financial crimes, the reported incidents of fraud and other financial crimes have increased overall and there can be no assurance that we will not experience such losses in the future that could have a material adverse effect on our reputation, business, financial condition and results of operations.
Our operations could be negatively impacted if we are unable to attract, retain and motivate skilled employees. Our success depends, in large part, on our ability to retain key senior leaders and to attract and retain skilled employees, particularly employees with advanced expertise in credit, risk, and technology. Our success also depends on the experience of our loan officers, branch managers and bankers and their relationships with the customers and communities they serve. Competition for qualified employees and personnel in the banking industry is intense and the costs associated with attracting and retaining them is high. Our ability to attract and retain qualified employees also is affected by perceptions of our culture and management, our reputation in the markets where we operate, and the professional opportunities we offer. If we are unable to attract, develop, and retain talented senior leadership and employees, or to implement appropriate succession plans for our senior leadership, our business could be adversely affected.
Risks Related to Information Technology, Cybersecurity and Data Privacy
If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operations could be adversely affected. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource many aspects of our data processing and other operational functions to certain third-party providers, of particular significance is our long-term contract for core data processing with Fiserv. While we select our vendors carefully, we do not control their actions. If our vendors encounter difficulties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches, or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. The failure of the systems on which we rely, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations, and we could experience difficulty in implementing replacement solutions.
The occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse impact on our financial condition and results of operations.
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
Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service or unauthorized disclosure of data, including customer and Company information, which could adversely affect our business. Our business involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. While we have incurred no material cyber-attacks or security breaches to date, our computer systems and those of third parties we use in our operations are subject to cybersecurity threats, including, but not limited to: destructive malware, ransomware, attempts to gain unauthorized access to systems or data, unauthorized release of confidential information, corruption of data, networks or systems, zero-day attacks and malicious software. We have robust measures in place to address and mitigate cyber-related risks and continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us or our customers. However, cybersecurity risk management programs are expensive to maintain and may not be effective against all potential cyber-attacks or security breaches. Moreover, as technology and cyberattacks change over time, we must continually monitor and change systems to guard against new threats. We may not know of or be able to guard against a new threat until after an attack has occurred.
A successful penetration or circumvention of the security of our systems, including those of third party providers or other financial institutions, or the failure to meet regulatory requirements for security of our systems, could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems or those of our customers or counterparties, significant increases in compliance costs (such as repairing systems or adding new personnel or protection technologies), and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation and regulatory exposure, and severe harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws could damage our reputation or otherwise adversely affect our business. Our business requires the collection and retention of volumes of customer data, including personally identifiable information (“PII”) in various information systems that we maintain and in those maintained by third party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations regarding the privacy and protection of PII of individuals (including customers, employees, and other third parties) including the Gramm-Leach-Bliley Act and the California Consumer Privacy Act. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that our collection, use, transfer and storage of PII complies with all applicable laws and regulations may increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenue. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or result in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations, financial condition and results of operations.
Risks Related to Risk Management
Our risk management framework may not be effective in mitigating risks and/or losses to us. Our risk management framework is comprised of various processes, systems and strategies designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.
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
Under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), management is required to annually assess and report on the effectiveness of our internal control over financial reporting and, when we cease to be an emerging growth company under the JOBS Act, include an attestation report by the Company’s independent auditors addressing the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective due to the failure to cure any identified material weakness or otherwise. Moreover, even if management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that our internal control over financial reporting is not effective. In the course of their review, our independent registered public accounting firm may not be satisfied with the internal control over financial reporting or the level at which the controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from the Company. In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the SEC deadline for compliance with the requirements of Section 404. Any such deficiencies may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of internal control over financial reporting, we may be unable to report our financial information on a timely basis, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, and may suffer adverse regulatory consequences or violate NASDAQ's listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.
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
We are dependent on the use of data and modeling in both our management's decision making generally, and in meeting regulatory expectations in particular. The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for loan loss measurement, loan portfolio stress testing and the identification of suspicious activity are examples of areas in which we are dependent on models and the data that underlies them. While these quantitative techniques and approaches improve our decision making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision making, which could have a material adverse effect on our business, financial condition and results of operations.
Legal and Regulatory Risk
Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations. The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC Deposit Insurance Fund, not for the protection of our shareholders and creditors. Compliance with these laws and regulations can be difficult and costly, and changes to them can impose additional compliance costs. Applicable laws and regulations govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of us and our Bank, transactions between us and our Bank, handling of nonpublic information, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to non-bank competitors. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies or damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial institutions in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency's assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of our business differs from our assessment, we may be required to take additional charges or undertake, or refrain from taking, actions that could have a material adverse effect on our business, financial condition and results of operations.
We provide banking services to California-licensed cannabis businesses and the strict enforcement of federal laws regarding cannabis would likely result in our inability to continue this line of business and we could have legal action taken against us by the federal government. We provide deposit services to California-licensed cannabis related businesses ("CRBs"). We do not provide any extensions of credit under this program. Though medical and adult-use cannabis is legal in the state of California, its manufacture, distribution, possession, and use are prohibited under the federal Controlled Substances Act, violations of which are punishable by imprisonment and fines. Although there have been several legislative attempts to resolve the conflict between state and federal cannabis laws, Congress has passed no such legislation has to date.
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
Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability. The federal banking agencies have issued guidance for institutions that are deemed to have concentrations in CRE lending. Institutions which are deemed to have concentrations in CRE lending pursuant to the supervisory criteria in the relevant guidance are expected to employ heightened levels of risk management with respect to their CRE portfolios, and may be required to hold higher levels of capital. We have a concentration in CRE loans, and multifamily residential real estate loans in particular, and we have experienced significant growth in our CRE portfolio in recent years. As of December 31, 2021, CRE loans represent 578% of the Company's total risk-based capital. Multifamily residential real estate loans, the vast majority of which are 50% risk weighted for regulatory capital purposes, were 551% of the Company's total risk-based capital. Management has extensive experience in CRE lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its CRE portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our CRE concentration, which could limit our growth, require us to obtain additional capital, and have a material adverse effect on our business, financial condition and results of operations.
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
Regulatory initiatives regarding bank capital requirements may require heightened capital. Regulatory capital rules adopted in July 2013, which implement the Basel III regulatory capital reforms, include a common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements were intended to both improve the quality and increase the quantity of capital required to be held by banking organizations, and to better equip the U.S. banking system to deal with adverse economic conditions. The capital rules require bank holding companies and banks to maintain a common equity Tier 1 capital ratio of 4.5%, a minimum total Tier 1 risk based capital ratio of 6%, a minimum total risk based capital ratio of 8%, and a minimum leverage ratio of 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments. The revised capital rules also require banks to maintain a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 capital ratio of 8% or greater, a total capital ratio of 10% or greater and a leverage ratio of 5% or greater to be deemed "well-capitalized" for purposes of certain rules and prompt corrective action requirements. The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. As of December 31, 2021, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as "well-capitalized" for purposes of FDIC prompt corrective action regulations. Future regulatory change could impose higher capital standards. Failure to maintain capital to meet current or future regulatory requirements could have a significant material adverse effect on our business, financial condition and results of operations.
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
Other Business Risks
We face significant and increasing competition in the financial services industry. The banking markets in which we operate are highly competitive and our future growth and success will depend on our ability to compete effectively in these markets. We compete for deposits, loans, and other financial services in our markets with commercial and community banks, credit unions, mortgage banking firms and online mortgage lenders, including large national financial institutions that operate in our market area. Many of these competitors are larger than us, have significantly more resources and greater brand recognition than we do, and may be able to attract customers more effectively than we can. Increased competition could require us to increase the rates we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, financial condition and results of operations.
Our reputation is critical to our business, and damage to it could have a material adverse effect on us. Our ability to attract and retain customers is highly dependent upon the perceptions of consumers and commercial borrowers and depositors and other external perceptions of our products, services, trustworthiness, business practices, workplace culture, compliance practice or our financial health. Negative public opinion or damage to our brand could result from actual or alleged conduct in any number of circumstances, including lending practices, regulatory compliance, security breaches, corporate governance, sales and marketing, and employee misconduct. We have policies in place to protect our reputation and promote ethical conduct. However, these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, litigation, a decline in revenue and increased regulatory scrutiny.
We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability. The nature of our business makes us sensitive to a large body of accounting rules in the U.S. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. We could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. We are evaluating the impact the CECL accounting model will have on our financial results, but we may recognize a one-time cumulative-effect adjustment to the allowance for loan losses and retained earnings as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. Any such changes could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to an Investment in Our Common Stock
We are controlled by trusts established for the benefit of members of the Trione family, whose interests in our business may be different from yours. As of December 31, 2021, the Trione Family Trusts control 77.4% of our common stock and if they vote in the same manner, are able to determine the outcome of all matters put to a shareholder vote, including the election of directors, the approval of mergers, material acquisitions and dispositions and other extraordinary transactions, and amendments to our articles of incorporation, bylaws and other corporate governance documents. So long as the Trione Family Trusts continue to own a majority of our common stock, they will have the ability, if they vote in the same manner, to prevent any transaction that requires shareholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of the Trione Family Trusts may differ from or conflict with the interests of other shareholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock, if investors perceive disadvantages in owning stock of a company with a controlling group.
We may discontinue the payment of dividends on, or repurchases of, our common stock. Our stockholders are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. As of December 31, 2021, there were $9.7 million of authorized funds remaining under the current active share repurchase program initially authorized in October 2020. We are not required to pay dividends on, or effect repurchases of, our common stock and may reduce or eliminate our common stock dividend and/or share repurchase program in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in California law, by the Federal Reserve, and by certain covenants contained in our subordinated debentures. We cannot provide assurance that we will continue paying dividends on, or repurchase shares of, our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock or our share repurchase program could have a material adverse effect on the market price of our common stock.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock is listed on the NASDAQ Global Select Stock Market under the trading symbol "LBC". As of March 1, 2022, we had approximately 2,614 record holders. On March 1, 2022, our stock closed at $12.74.
Stock Performance Graph
The performance graph and table below compare the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members by market cap of the Russell Index, (ii) the S&P U.S. BMI Banks - Western Region Index, which reflects the performance of publicly traded U.S. companies that do business as banks in the Western U.S., and (iii) the S&P U.S. BMI Banks Index, which reflects the performance of publicly traded U.S. companies that do business in the U.S. During the year ended December 31, 2021, the SNL Western U.S. Bank Index and SNL U.S. Bank and Thrift Index, presented in our prior year Form 10-K, were discontinued and replaced with the S&P indices above.
The graph below assumes an initial $100 investment on December 8, 2017, the date that the stock of the Company began trading on the NASDAQ Global Select Stock Market through December 31, 2021, the final trading day of 2021. Data for the Russell 2000, the S&P U.S. BMI Banks - Western Region and the S&P U.S. BMI Banks indices assume reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. This graph is not deemed filed with the SEC.

	Period Ended
Index	12/8/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Luther Burbank Corporation	100.00	102.47	78.09	102.03	88.78	130.81
Russell 2000 Index	100.00	101.03	89.91	112.85	135.38	155.44
S&P U.S. BMI Banks - Western Region	100.00	101.92	80.7	98.4	73.64	113.55
S&P U.S. BMI Banks	100.00	100.27	83.76	115.06	100.37	136.47

Source: S&P Capital IQ Pro

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
Subject to the discretion of our board of directors, commencing in the second quarter of 2018, the Company established a regular quarterly cash dividend on our common stock. Although we currently intend to pay dividends according to our dividend policy, there can be no assurance that we will pay any dividend to holders of our stock, or as to the amount of any such dividends. Our board of directors, in its sole discretion, can change the amount or frequency of this dividend or discontinue the payment of dividends entirely at any time.
The following table shows the dividends that have been declared on our common stock with respect to the periods indicated below. The per share amounts are presented to the nearest cent.

(dollars in thousands, except per share data)	Amount Per Share	Total Cash Dividend
Quarter ended March 31, 2020	$0.06	$3,240
Quarter ended June 30, 2020	0.06	3,038
Quarter ended September 30, 2020	0.06	3,022
Quarter ended December 31, 2020	0.06	3,014
Quarter ended March 31, 2021	0.06	3,009
Quarter ended June 30, 2021	0.06	3,006
Quarter ended September 30, 2021	0.12	6,217
Quarter ended December 31, 2021	0.12	6,214

Dividend Limitations. California law places limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the lesser of the Bank’s retained earnings or the Bank’s net profits for that year combined with the retained net profits for the preceding two years. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve has the same authority over bank holding companies. We would not be able to pay a dividend in excess of our retained earnings, or where our liabilities would exceed our assets.
The Federal Reserve has established requirements with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that we may pay in the future. The Federal Reserve has issued guidance on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weaken the holding company’s financial health, such as by borrowing. Under Federal Reserve guidance, as a general matter, the board of directors of a holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce dividends if: (i) the holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the holding company’s prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC.
Purchases of Equity Securities

The table below summarizes the Company's monthly repurchases of equity securities during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (1)
(Dollars in thousands, except per share data)
October 1 - 31, 2021	—	$—	—	$9,811
November 1 - 30, 2021	—	—	—	9,811
December 1 - 31, 2021	5,791	13.21	5,791	9,735
Total	5,791	$13.21	5,791	$9,735

(1) On October 30, 2020, the Board of Directors of the Company authorized the repurchase of $20.0 million of the Company’s common stock pursuant to a formal program adopted on that date (the “Plan”). The Plan has been adopted in accordance with guidelines specified by Rule 10b5-1 and under Rule 10b-18 under the Exchange Act and the Company’s Insider Trading Policy. On October 29, 2021, the board of directors amended the Plan to eliminate its expiration date of December 31, 2021. The amended Plan will remain open until the remaining balance of previously-authorized funds are fully utilized for repurchases pursuant to the Plan, or until the board of directors otherwise terminates the Plan.
Shares Eligible for Sale Pursuant to Rule 144
An aggregate of 35.8 million shares of common stock held by the Trione Family Trusts, which were issued in private transactions, are eligible for sale in accordance with Rule 144 under the Securities Act.
Item 6. Selected Financial Data
The following table sets forth the Company’s selected historical consolidated financial data for the years and as of the dates indicated. You should read this information together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2021 and 2020 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2019, 2018 and 2017 (except as otherwise noted below) are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Years Ended December 31,
	2021	2020	2019	2018	2017
Statements of Income and Financial Condition Data
Net income	$87,753	$39,912	$48,861	$45,060	$69,384
Pre-tax, pre-provision net earnings (1)	$113,200	$67,209	$70,714	$66,531	$61,859
Total assets	$7,179,957	$6,906,104	$7,045,828	$6,937,212	$5,704,380
Per Common Share
Diluted earnings per share (2)	$1.70	$0.75	$0.87	$0.79	$1.62
Book value per share	$12.95	$11.75	$10.97	$10.31	$9.74
Tangible book value per share (1)	$12.88	$11.69	$10.91	$10.25	$9.68
Actual/Pro Forma Net Income and Per Common Share Data (1)
Actual/pro forma net income	$87,753	$39,912	$48,861	$45,060	$37,834
Actual/pro forma diluted earnings per share (2)	$1.70	$0.75	$0.87	$0.79	$0.88
Selected Ratios
Return on average:
Assets	1.22%	0.56%	0.69%	0.70%	1.26%
Stockholders' equity	13.64%	6.53%	8.15%	7.96%	16.30%
Dividend payout ratio	21.02%	30.85%	26.67%	35.43%	97.72%
Net interest margin	2.40%	1.97%	1.84%	1.98%	2.05%
Efficiency ratio (1)	34.32%	52.38%	46.86%	48.51%	47.76%
Noninterest expense to average assets	0.82%	1.04%	0.88%	0.98%	1.03%
Loan to deposit ratio	113.71%	114.92%	119.03%	122.59%	127.59%
Actual/Pro Forma Selected Ratios (1)
Actual/pro forma return on average assets	1.22%	0.56%	0.69%	0.70%	0.69%
Actual/pro forma return on average stockholders' equity	13.64%	6.53%	8.15%	7.96%	8.89%
Credit Quality Ratios
Allowance for loan losses to loans	0.56%	0.76%	0.58%	0.56%	0.60%
Allowance for loan losses to nonperforming loans	1,549.72%	732.04%	568.47%	1,705.47%	437.91%
Nonperforming assets to total assets	0.03%	0.09%	0.09%	0.03%	0.12%
Net (recoveries) charge-offs to average loans	(0.00)%	0.01%	(0.01)%	(0.01)%	(0.01)%
Capital Ratios
Tier 1 leverage ratio	10.12%	9.45%	9.47%	9.42%	11.26%
Total risk-based capital ratio	19.61%	18.60%	17.97%	17.20%	18.78%

(1) Considered a non-GAAP financial measure. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - ‘‘Non-GAAP Financial Measures’’ for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Tangible book value is defined as total assets less goodwill and total liabilities. Efficiency ratio is defined as the ratio of noninterest expense to net interest income plus noninterest income. Pre-tax, pre-provision net earnings is defined as net income before taxes and provision for loan losses. For the year ended December 31, 2017, we calculated our pro forma net income, return on average assets and return on average stockholders' equity by adding back our franchise S-Corporation tax to net income, and using a combined C-Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S-Corporation and does not give effect to any other transaction. Beginning January 1, 2018, our pro forma provision for tax expense is our actual C-Corporation provision.

(2) Diluted earnings per common share and actual/pro forma diluted earnings per share for the year ended December 31, 2017 have been adjusted retroactively to reflect a 200-for-1 stock split effective April 27, 2017.

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
The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our business that accounted for the changes in our results of operations for the year ended December 31, 2021, as compared to our results of operations for the year ended December 31, 2020, and our financial condition at December 31, 2021 as compared to our financial condition at December 31, 2020.

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
Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Gardena, California with $7.2 billion in assets at December 31, 2021. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.
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
Our most significant accounting policies are described in Note 1 to our Financial Statements for the year ended December 31, 2021. We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.
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
We have elected to take advantage of the scaled disclosures and other relief under the JOBS Act, and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company. In accordance with the requirements of the JOBS Act, our eligibility as an emerging growth company is expected to expire on December 31, 2022, which is the last day of the fiscal year following the five year anniversary from the date of our initial public offering.
Allowance for Loan Losses
The allowance for loan losses is provided for probable incurred credit losses inherent in the loan portfolio at the statement of financial condition date. The allowance is increased by a provision charged to expense and can be reduced by loan principal charge-offs, net of recoveries. The allowance can also be reduced by recapturing provisions when management determines that the allowance for loan losses is more than adequate to absorb the probable incurred credit losses in the portfolio. The allowance is based on management’s assessment of various factors including, but not limited to, the nature of the loan portfolio, previous loss experience, known and inherent risks in the portfolio, the estimated value of underlying collateral, information that may affect a borrower’s ability to repay, current economic conditions and the results of our ongoing reviews of the portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.
While we use available information, including independent appraisals for collateral, to estimate the extent of probable incurred loan losses within the loan portfolio, inherent uncertainties in the estimation process make it reasonably possible that ultimate losses may vary significantly from our original estimates. In addition, we utilize a number of economic variables in estimating the allowance, with the most significant drivers being unemployment and the home price index. Changes in these economic variables will typically result in incremental changes in the estimated level of our allowance. Generally, loans are partially or fully charged off when it is determined that the unpaid principal balance exceeds the current fair value of the collateral with no other likely source of repayment.
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
Pre-tax, pre-provision net earnings is defined as net income before taxes and provision for (reversal of) loan losses. We believe the most directly comparable GAAP financial measure is income before taxes. Disclosure of this measure enables investors to compare our operations to those of other banking companies before consideration of taxes and provision expense, as well as recaptures from the allowance for loan losses. For the year ended December 31, 2017, we calculated our pro forma net income, return on average assets, return on average equity and per share amounts by adding back our franchise S-Corporation tax to net income, and using a combined C-Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S-Corporation and does not give effect to any other transaction. Beginning January 1, 2018, our pro forma income tax expense is our actual C-Corporation tax provision. Tangible book value is defined as total assets less goodwill and total liabilities. Efficiency ratio is defined as noninterest expenses divided by operating revenue, which is equal to net interest income plus noninterest income. For the year ended December 31,

2020, we calculated a pro forma net income and efficiency ratio to reverse the impact of a material non-recurring cost incurred in connection with the prepayment of long-term FHLB borrowings.
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
The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

(Dollars in thousands, except per share data)	As of or For the Years Ended December 31,
	2021	2020	2019	2018	2017
Pre-tax, Pre-provision Net Earnings
Income before provision for income taxes	$124,000	$56,659	$69,464	$62,931	$65,231
Plus: (Reversal of) provision for loan losses	(10,800)	10,550	1,250	3,600	(3,372)
Pre-tax, pre-provision net earnings	$113,200	$67,209	$70,714	$66,531	$61,859
Efficiency Ratio
Noninterest expense (numerator)	$59,145	$73,934	$62,368	$62,687	$56,544
Net interest income	170,459	138,623	128,407	125,087	110,895
Noninterest income	1,886	2,520	4,675	4,131	7,508
Operating revenue (denominator)	$172,345	$141,143	$133,082	$129,218	$118,403
Efficiency ratio	34.32%	52.38%	46.86%	48.51%	47.76%
Pro Forma Efficiency Ratio (1)
Noninterest expense		$73,934
Less: Non-recurring noninterest expense item, before income taxes		(10,443)
Pro forma noninterest expense (numerator)		$63,491
Operating revenue (denominator)		$141,143
Pro forma efficiency ratio		44.98%
Pro Forma Net Income (1)
Net income		$39,912
Add: Non-recurring noninterest expense item, net income taxes		7,352
Pro forma net income		$47,264
Actual/Pro Forma Net Income (2)
Income before provision for income taxes	$124,000	$56,659	$69,464	$62,931	$65,231
Actual/pro forma provision for income taxes	36,247	16,747	20,603	17,871	27,397
Actual/pro forma net income (numerator)	$87,753	$39,912	$48,861	$45,060	$37,834
Actual/Pro Forma Diluted Earnings Per Share (2)
Weighted average common shares outstanding - diluted (denominator) (3)	51,769,098	53,146,298	56,219,892	56,825,402	42,957,936
Actual/pro forma diluted earnings per share	$1.70	$0.75	$0.87	$0.79	$0.88
Actual/Pro Forma Return on Average Assets (2)
Actual/pro forma net income (numerator)	$87,753	$39,912	$48,861	$45,060	$37,834
Average assets (denominator)	$7,183,172	$7,092,407	$7,066,547	$6,405,931	$5,485,832
Actual/pro forma return on average assets	1.22%	0.56%	0.69%	0.70%	0.69%
Actual/Pro Forma Return on Average Stockholders' Equity (2)
Actual/pro forma net income (numerator)	$87,753	$39,912	$48,861	$45,060	$37,834
Average stockholders' equity (denominator)	$643,492	$610,770	$599,574	$566,275	$425,698
Actual/pro forma return on average stockholders' equity	13.64%	6.53%	8.15%	7.96%	8.89%

(Dollars in thousands, except per share data)	As of or For the Years Ended December 31,
	2021	2020	2019	2018	2017
Tangible Book Value Per Share
Total assets	$7,179,957	$6,906,104	$7,045,828	$6,937,212	$5,704,380
Less: Goodwill	(3,297)	(3,297)	(3,297)	(3,297)	(3,297)
Tangible assets	7,176,660	6,902,807	7,042,531	6,933,915	5,701,083
Less: Total liabilities	(6,510,824)	(6,292,413)	(6,431,364)	(6,356,067)	(5,154,635)
Tangible stockholders' equity (numerator)	$665,836	$610,394	$611,167	$577,848	$546,448
Period end shares outstanding (denominator)	51,682,398	52,220,266	55,999,754	56,379,066	56,422,662
Tangible book value per share	$12.88	$11.69	$10.91	$10.25	$9.68

(1) For the year ended December 31, 2020, net income and efficiency ratio are adjusted to reverse the impact of a non-recurring cost incurred in connection with the prepayment of $150 million of long-term FHLB advances in December 2020.

(2) For the year ended December 31, 2017, we calculated our pro forma net income, return on average assets and return on average stockholders' equity by adding back our franchise S-Corporation tax to net income, and using a combined C-Corporation effective tax rate for federal and California income taxes of 42.0%. This calculation reflects only the change in our status as an S-Corporation and does not give effect to any other transaction. Beginning January 1, 2018, our pro forma provision for tax expense is our actual C-Corporation provision.

(3) Weighted average common shares outstanding - diluted has been adjusted retroactively for the year ended December 31, 2017 to reflect a 200-for-1 stock split effective April 27, 2017.
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
Based on our liability sensitivity as discussed in Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk’’, increases in interest rates and/or a flatter yield curve could have an adverse impact on our net interest income. Conversely, decreases in interest rates, particularly at the short end, and/or a steepened yield curve would be expected to benefit our net interest income.
Operating Efficiency
We have invested significantly in our infrastructure, including our management, lending teams, technology systems and risk management practices. As we have begun to leverage these investments, our efficiency has generally improved.
Credit Quality
We have well established loan policies and underwriting practices that have generally resulted in very low levels of charge-offs and nonperforming assets. We strive to originate quality loans that will maintain the credit quality of our loan portfolio. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control and can adversely impact our financial condition and results of operations.
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
COVID-19
Beginning in early 2020 and continuing through December 2021, the COVID-19 pandemic caused a disruption to almost every aspect of the economy. As a result, in March 2020, the Company implemented a lending modification initiative to support our customers financially impacted by the COVID-19 pandemic and unable to make their scheduled loan payments. The program provided borrowers the opportunity to modify their existing real estate loans by temporarily deferring payments for a specified period of time. Modified loans under this program were generally downgraded from a Pass risk rating to a Watch risk rating at the time of their respective modification. Subsequent to the modification period, loan grades were adjusted, as necessary, in connection with the Company's proactive reassessment of loans impacted by the pandemic. Loan risk ratings are an integral part of the quantitative calculation of our allowance for loan losses.
Further, in early 2020, we established a qualitative loan loss reserve in connection with the uncertainty related to the pandemic. This supplemental reserve has been slowly reduced as the impact of the pandemic on our loan portfolio has become less uncertain. Qualitative adjustments to our allowance specific to COVID-19 were $2.5 million and $8.4 million as of December 31, 2021 and 2020, respectively. Management intends to closely monitor the level of this reserve and make any necessary adjustments as conditions related to the pandemic change.
All of the loans modified for pandemic related payment deferral in 2020 and 2021 had returned to scheduled monthly payments or paid off in full by June 2021. Additionally, total criticized loans have declined to $16.7 million at December 31, 2021, as compared to $57.0 million at December 31, 2020. The decline in criticized loans from the prior year end was generally attributable to the continued performance of our loans that were initially impacted by the pandemic. During the years ended December 2021 and 2020, the Company incurred no loan losses for pandemic impacted loans. The Company's exposure to nonresidential commercial real estate remains limited, totaling $187.1 million, or 3.0% of our loan portfolio, at December 31, 2021.
Results of Operations - Years ended December 31, 2021 and 2020
Overview
For the year ended December 31, 2021 our net income was $87.8 million as compared to $39.9 million for the year ended December 31, 2020. The increase of $47.8 million, or 119.9%, was primarily attributable to an increase of $31.8 million in net interest income, a $21.4 million decrease in the provision for loan losses, and a $14.8 million decrease in noninterest expense, partially offset by an increase of $19.5 million in the provision for income taxes as compared to the prior year. Pre-tax, pre-provision net earnings increased by $46.0 million, or 68.4%, for the year ended December 31, 2021 as compared to the prior year. Excluding the impact of a $10.4 million non-recurring cost incurred in connection with the prepayment of $150.0 million of long-term fixed rate FHLB borrowings in December 2020, pre-tax, pre-provision net income would have increased $35.5 million, or 45.8%, for the year ended December 31, 2021 as compared to the prior year.
Net Interest Income
Net interest income totaled $170.5 million for the year ended December 31, 2021, an increase of $31.8 million, compared to the prior year. The increase in net interest income was primarily impacted by lower interest expense driven by a 72 basis point decline in the cost of interest-bearing deposits and a $640.5 million decrease in the average balance of time deposits. Interest expense was further reduced by a decrease in the average balance and cost of FHLB advances of $96.9 million and 58 basis points, respectively. These improvements were partially offset by a decline in interest income resulting from a 26 basis point decrease in the yield on our loans and a 23 basis point decline in the yield on our investment securities, partially offset by $136.0 million increase in the average balance of multifamily loans.
Net interest margin for the year ended December 31, 2021 was 2.40%, compared to 1.97% for the prior year. The increase in our margin was primarily related to the decline in the cost of our interest-bearing deposits, partially offset by the decline in the yields of our loan and investment portfolios, as discussed above. Over the year, the yield on our interest-earning assets decreased by 23 basis points, while the cost of our interest-bearing liabilities decreased by 70 basis points. Our net interest spread for the year ended December 31, 2021 was 2.30%, increasing by 47 basis points as compared to last year.
Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the years ended December 31, 2021, 2020 and 2019. The average balances are daily averages.

	For the Years Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,199,639	$155,509	3.70%	$4,063,607	$155,104	3.82%	$3,870,897	$162,328	4.19%
Single family residential	1,897,575	53,695	2.83%	1,907,940	65,030	3.41%	2,139,517	76,766	3.59%
Commercial real estate	196,456	8,893	4.53%	206,639	9,530	4.61%	196,903	9,353	4.75%
Construction and land	18,920	1,148	6.07%	20,199	1,332	6.59%	15,907	1,083	6.81%
Total loans (1)	6,312,590	219,245	3.47%	6,198,385	230,996	3.73%	6,223,224	249,530	4.01%
Investment securities	653,479	8,451	1.29%	647,174	9,856	1.52%	661,574	15,461	2.34%
Cash, cash equivalents and restricted cash	150,166	223	0.15%	185,246	538	0.29%	105,042	2,151	2.05%
Total interest-earning assets	7,116,235	227,919	3.20%	7,030,805	241,390	3.43%	6,989,840	267,142	3.82%
Noninterest-earning assets (2)	66,937			61,602			76,707
Total assets	$7,183,172			$7,092,407			$7,066,547
Interest-Bearing Liabilities
Transaction accounts	$158,956	358	0.22%	$178,655	876	0.48%	$210,743	2,686	1.26%
Money market demand accounts	2,427,599	11,889	0.48%	1,652,109	14,862	0.88%	1,402,608	18,181	1.28%
Time deposits	2,750,461	23,365	0.84%	3,390,992	57,593	1.67%	3,538,223	84,225	2.35%
Total deposits	5,337,016	35,612	0.66%	5,221,756	73,331	1.38%	5,151,574	105,092	2.01%
FHLB advances	868,591	14,535	1.67%	965,490	21,761	2.25%	1,056,557	24,896	2.36%
Junior subordinated debentures	61,857	1,015	1.64%	61,857	1,373	2.22%	61,857	2,447	3.96%
Senior debt	94,596	6,298	6.66%	94,473	6,302	6.67%	94,350	6,300	6.68%
Total interest-bearing liabilities	6,362,060	57,460	0.90%	6,343,576	102,767	1.60%	6,364,338	138,735	2.16%
Noninterest-bearing deposit accounts	112,436			69,208			41,821
Noninterest-bearing liabilities	65,184			68,853			60,814
Total liabilities	6,539,680			6,481,637			6,466,973
Total stockholders' equity	643,492			610,770			599,574
Total liabilities and stockholders' equity	$7,183,172			$7,092,407			$7,066,547

Net interest spread (3)			2.30%			1.83%			1.66%
Net interest income/margin (4)		$170,459	2.40%		$138,623	1.97%		$128,407	1.84%
(1)     Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $19.6 million, $16.2 million and $14.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

	For the Years Ended December 31, 2021 vs 2020
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$5,240	$(4,835)	$405
Single family residential	(350)	(10,985)	(11,335)
Commercial real estate	(471)	(166)	(637)
Construction and land	(82)	(102)	(184)
Total Loans	4,337	(16,088)	(11,751)
Investment securities	95	(1,500)	(1,405)
Cash, cash equivalents and restricted cash	(89)	(226)	(315)
Total interest-earning assets	4,343	(17,814)	(13,471)
Interest-Bearing Liabilities
Transaction accounts	(88)	(430)	(518)
Money market demand accounts	5,204	(8,177)	(2,973)
Time deposits	(9,426)	(24,802)	(34,228)
Total deposits	(4,310)	(33,409)	(37,719)
FHLB advances	(2,025)	(5,201)	(7,226)
Junior subordinated debentures	—	(358)	(358)
Senior debt	7	(11)	(4)
Total interest-bearing liabilities	(6,328)	(38,979)	(45,307)
Net Interest Income	$10,671	$21,165	$31,836

	For the Years Ended December 31, 2020 vs 2019
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$7,723	$(14,947)	$(7,224)
Single family residential	(8,021)	(3,715)	(11,736)
Commercial real estate	456	(279)	177
Construction and land	285	(36)	249
Total Loans	443	(18,977)	(18,534)
Investment securities	(328)	(5,277)	(5,605)
Cash, cash equivalents and restricted cash	981	(2,594)	(1,613)
Total interest-earning assets	1,096	(26,848)	(25,752)
Interest-Bearing Liabilities
Transaction accounts	928	(1,825)	(897)
Money market demand accounts	1,425	(5,657)	(4,232)
Time deposits	(3,348)	(23,284)	(26,632)
Total deposits	(995)	(30,766)	(31,761)
FHLB advances	(2,035)	(1,100)	(3,135)
Junior subordinated debentures	—	(1,074)	(1,074)
Senior debt	9	(7)	2
Total interest-bearing liabilities	(3,021)	(32,947)	(35,968)
Net Interest Income	$4,117	$6,099	$10,216

Total interest income decreased by $13.5 million, or 5.6%, for the year ended December 31, 2021 as compared to the prior year. Interest income on loans decreased $11.8 million to $219.2 million for the year ended December 31, 2021 from $231.0 million for the prior year. The decline was primarily due to a 26 basis point decrease in our loan yield, as compared to the prior year due to the prepayment of higher yielding loans, which are being replaced by loans at lower current interest rates, as well as a $3.4 million increase in accelerated loan cost amortization on prepaid loans, partially offset by a $136.0 million increase in the average balance of multifamily residential loans and a $3.2 million decline in the cost of our interest rate swaps as compared to the prior year. Additionally, interest income on investments decreased by $1.4 million primarily due to a reduced yield on investment securities of 23 basis points. The decline in our investment yield was generally caused by variable rate securities repricing to lower current interest rates, as well as the accelerated prepayment of securities backed by mortgages.
During the year ended December 31, 2021, total loans increased $247.6 million compared to a decrease of $181.2 million during the year ended December 31, 2020. The volume of new loans originated totaled $2.4 billion and $1.4 billion for the years ended December 31, 2021 and 2020, respectively. Volume for the current year includes the purchase of a $287.8 million pool of fixed rate single family loans in February 2021. The weighted average rate on new loans for the year ended December 31, 2021 was 3.30% compared to 3.71% for the prior year. The decline in the average coupon for current year originations compared to the prior year was due to the general lower level of market interest rates and competitive market pressures compounded by excess liquidity in financial markets. Loan payoffs and paydowns totaled $2.1 billion and $1.6 billion for the years ended December 31, 2021 and 2020, respectively. Elevated loan prepayment speeds were primarily related to customers refinancing their hybrid-ARM loans to take advantage of lower long-term interest rates. The weighted average rate on loan payoffs during the year ended December 31, 2021 was 3.93% as compared to 4.15% for the prior year.
Total interest expense decreased $45.3 million to $57.5 million for the year ended December 31, 2021 from $102.8 million for the prior year. Interest expense on deposits decreased $37.7 million to $35.6 million for the year ended December 31, 2021 from $73.3 million for the prior year. This decrease was primarily due to the cost of interest-bearing deposits decreasing 72 basis points predominantly due to our deposit portfolio repricing to lower current market interest rates, as well an increase in the proportion of non-maturity deposits within the portfolio which totaled 57.8% at year ended December 31, 2021 compared to 41.9% at December 31, 2020. Interest expense on advances from the FHLB decreased by $7.2 million during the year ended December 31, 2021 as compared to the prior year. This decrease was due to a decline in the average balance and cost of FHLB advances of $96.9 million and 58 basis points, respectively. We generally use both deposits and FHLB advances to fund net loan growth. We also use FHLB advances, with or without embedded interest rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’
Provision for Loan Losses
During the year ended December 31, 2021, we reversed provisions for loan losses totaling $10.8 million, compared to recording provisions for loan losses of $10.6 million for the year ended December 31, 2020. The recaptured loan loss provisions during the current year primarily related to the reversal of reserves initially established during the year ended December 31, 2020 for the uncertain economic impact associated with the COVID-19 pandemic. Additionally, we recognized further reserve releases for general improvements in asset quality within our loan portfolio. The Company continues to maintain approximately $2.5 million in qualitative reserves attributed to the pandemic.
Nonperforming loans totaled $2.3 million and $6.3 million, or 0.04% and 0.10% of total loans, at December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, total criticized loans decreased by $40.3 million, or 70.7%, compared to the prior year, and finished the current year at $16.7 million. The decline in criticized loan balances was attributable to both the improvement in our loans that were initially impacted by the pandemic, as well as the upgrade and payoff of criticized and classified loans that were downgraded for reasons unrelated to the pandemic. As of June 2021, all loans modified for pandemic related payment deferral during 2020 and 2021 had returned to scheduled payments or paid off in full. Our allowance for loan losses as a percentage of total loans was 0.56% at December 31, 2021 as compared to 0.76% at December 31, 2020.
Noninterest Income
Noninterest income decreased by $634 thousand to $1.9 million for the year ended December 31, 2021 from $2.5 million for the year ended December 31, 2020. The following table presents the major components of our noninterest income:

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$1,558	$1,650	$(92)	(5.6)%
Fee income	420	232	188	81.0%
Other	(92)	638	(730)	(114.4)%
Total noninterest income	$1,886	$2,520	$(634)	(25.2)%
The decrease in noninterest income for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a $344 thousand decline in market value on equity securities recorded during the current year compared to an increase in market value of $255 thousand recorded during the prior year. This decrease was partially offset by a $188 thousand increase in fee income due to additional deposit account fees earned primarily related our specialty deposit accounts.
Noninterest Expense
Noninterest expense decreased $14.8 million, or 20.0%, to $59.1 million for the year ended December 31, 2021 from $73.9 million for 2020. The following table presents the components of our noninterest expense:

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$38,624	$43,100	$(4,476)	(10.4)%
FHLB advance prepayment penalty	—	10,443	(10,443)	(100.0)%
Deposit insurance premium	1,920	1,905	15	0.8%
Professional and regulatory fees	1,976	1,844	132	7.2%
Occupancy	4,933	4,585	348	7.6%
Depreciation and amortization	2,561	2,685	(124)	(4.6)%
Data processing	3,785	3,911	(126)	(3.2)%
Marketing	1,240	1,683	(443)	(26.3)%
Other expenses	4,106	3,778	328	8.7%
Total noninterest expense	$59,145	$73,934	$(14,789)	(20.0)%
The decrease in noninterest expense during the year ended December 31, 2021 as compared to the prior year was primarily attributable to a non-recurring $10.4 million prepayment fee incurred in connection with the prepayment of $150.0 million of FHLB borrowings in December 2020. The prepayments were a strategic decision to utilize low yielding excess liquidity to reduce high cost borrowings to benefit our net interest margin in future quarters. The decrease in noninterest expense was further impacted by a $4.5 million decline in compensation costs primarily due to an increase in capitalized loan origination costs related to higher loan volumes compared to the prior year.
Our efficiency ratio was 34.3% for the year ended December 31, 2021 compared to 52.4% for the prior year. Excluding the impact of the nonrecurring cost of the prepayment fee on FHLB borrowings discussed above, our efficiency ratio would have been 45.0% for the year ended December 31, 2020.
Income Tax Expense
For the years ended December 31, 2021 and 2020, we recorded income tax expense of $36.2 million and $16.7 million, respectively, with effective tax rates of 29.2% and 29.6%, respectively.
Financial Condition - As of December 31, 2021 and 2020
Total assets at December 31, 2021 were $7.2 billion, an increase of $273.9 million, or 4.0%, from December 31, 2020. The increase was primarily due to a $247.6 million increase in loans and a $49.6 million increase in investment securities, partially offset by a $40.4 million decrease in cash as compared to December 31, 2020. Total liabilities were $6.5 billion at December 31, 2021, an increase of $218.4 million, or 3.5%, from December 31, 2020. The increase in total liabilities was primarily attributable to growth in our deposits of $273.9 million compared to the prior year end, partially offset by a decrease in FHLB advances of $55.1 million.
Loan Portfolio Composition
Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of December 31, 2021 and 2020, our total loans amounted to $6.3 billion and $6.0 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of December 31,
	2021		2020		2019		2018		2017
(Dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Real estate loans
Multifamily residential	$4,183,194	66.9%	$4,075,893	67.9%	$3,962,929	64.1%	$3,650,967	60.1%	$2,887,438	57.7%
Single family residential	1,859,524	29.8%	1,700,119	28.3%	1,993,484	32.3%	2,231,802	36.7%	1,957,546	39.2%
Commercial real estate	186,531	3.0%	202,189	3.4%	202,452	3.3%	183,559	3.0%	112,492	2.3%
Construction and land	18,094	0.3%	22,241	0.4%	20,665	0.3%	12,756	0.2%	41,215	0.8%
Total loans held for investment before deferred items	6,247,343	100.0%	6,000,442	100.0%	6,179,530	100.0%	6,079,084	100.0%	4,998,691	100.0%
Deferred loan costs, net	50,077		49,374		51,447		51,546		42,856
Total loans	$6,297,420		$6,049,816		$6,230,977		$6,130,630		$5,041,547
The relative composition of the loan portfolio has not changed significantly over the past few years. Our primary focus remains multifamily real estate lending, which constitutes 67% and 68% of our portfolio at December 31, 2021 and 2020, respectively. Single family residential lending is our secondary lending emphasis and represents 30% and 28% of our portfolio at December 31, 2021 and 2020, respectively. The increase in the percentage of single family residential loans during the current year was augmented by the purchase of a $287.8 million pool of fixed-rate loans in February 2021.
We recognize that our multifamily and single family residential loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 551% and 575% as of December 31, 2021 and 2020, respectively. Our single family loans as a percentage of risk-based capital were 246% and 242% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At December 31, 2021, 63%, 26% and 9% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 62%, 26% and 10%, respectively, at December 31, 2020.
Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual cash flow evaluations of income property loans and semi-annual stress testing.
We have a small portfolio of construction loans with commitments (funded and unfunded) totaling $38.1 million and $34.7 million at December 31, 2021 and 2020, respectively. As of December 31, 2021, the average loan commitment for our single family construction product, which includes small tract housing and condominium projects, and multifamily residential construction loans was $5.1 million and $6.4 million, respectively. Our construction lending typically focuses on non-owner occupied single family residential projects with completed per-unit values of $4.0 million or less and multifamily projects with loan commitments of $15.0 million or less.

The following table presents the activity in our loan portfolio for the periods shown:

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Loan Inflows:
Multifamily residential	$1,282,311	$904,588	$891,116	$1,119,617	$1,302,896
Single family residential	768,614	494,753	591,177	828,907	726,485
Commercial real estate	2,000	12,106	38,088	84,808	63,893
Construction and land	27,612	9,583	33,618	14,555	29,010
Mortgage banking originations	—	—	—	—	18,041
Purchases	287,751	20,380	10,052	—	—
Total loans originated and purchased	2,368,288	1,441,410	1,564,051	2,047,887	2,140,325

Loan Outflows:
Loan principal reductions and payoffs	(2,095,438)	(1,640,597)	(1,376,413)	(956,578)	(909,387)
Portfolio loan sales	(1,706)	(825)	(68,325)	(19,603)	(652,705)
Mortgage banking loan sales	—	—	—	—	(25,187)
Other (1)	(23,540)	18,851	(18,966)	17,377	10,109
Total loan outflows	(2,120,684)	(1,622,571)	(1,463,704)	(958,804)	(1,577,170)
Net change in total loan portfolio	$247,604	$(181,161)	$100,347	$1,089,083	$563,155

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loan costs, fair value adjustments and, to the extent applicable, may include foreclosures, charge-offs, negative amortization and interest capitalized as a result of COVID-19 modifications.

Our loan portfolio increased $247.6 million during the year ended December 31, 2021. The growth of our loan portfolio was primarily due to an increase of $659.5 million in new loan origination volume and a purchase of a $287.8 million pool of fixed-rate single family loans, partially offset by a $454.8 million increase in loan principal reductions and payoffs. Loan curtailments increased during the current year as compared to 2020 primarily as a result of refinancing activity. In early 2020, long-term Treasury rates, which are generally correlated to lending rates, declined significantly allowing borrowers the opportunity to lock in less expensive borrowing costs. Loan prepayment speeds were 27.4% and 22.4% during the years ended December 31, 2021 and 2020, respectively. During 2017, we closed a securitization transaction resulting in the sale of $626.1 million of multifamily loans. The primary purpose of this transaction was to enable us to redeploy capital and funding to support higher-yielding assets while also reducing our reliance on wholesale funding, improving liquidity measures and reducing our concentration of multifamily loans. In that same year, mortgage banking loan sales primarily consisted of 30-year fixed rate single family residential loans that were sold through our retail mortgage banking division, which was closed during the first quarter of 2017.
Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At December 31, 2021, our multifamily real estate portfolio had an average loan balance of $1.6 million, an average unit count of 14.0 units, a weighted average loan to value of 56.9% and a weighted average debt service coverage ratio of 1.5, as compared to an average loan balance of $1.6 million, an average unit count of 14.6 units, a weighted average loan to value of 56.6% and a weighted average debt service coverage ratio of 1.5 at December 31, 2020.
Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio.

The majority of our originations are for purchase transactions, but we also provide loans to refinance single family properties. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At December 31, 2021, our single family residential real estate portfolio had an average loan balance of $859 thousand, a weighted average loan to value of 62.5% and a weighted average credit score at origination/refreshed of 759. At December 31, 2020, our single family residential real estate portfolio had an average loan balance of $941 thousand, a weighted average loan to value of 63.9% and a weighted average credit score at origination/refreshed of 751. Compared to the prior year end, the declines in the average loan balance and weighted average loan to value, as well as the improvement in the weighted average credit score were due to the single family loan pool purchase in February 2021, discussed above.
Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on nonresidential commercial real estate. Our commercial real estate loans are generally used to finance the purchase or refinance of established multi-tenant industrial, office and retail sites. At December 31, 2021, our commercial real estate portfolio had an average loan balance of $2.1 million, a weighted average loan to value of 54.2% and a weighted average debt service coverage ratio of 1.70, as compared to an average loan balance of $2.1 million, a weighted average loan to value of 55.1% and a weighted average debt service coverage ratio of 1.52 at December 31, 2020. Lending in nonresidential commercial real estate has been intentionally limited since the start of the pandemic.
Construction and land. Other categories of loans included in our portfolio consist of construction and land loans. Construction loans include a single family construction product, which includes small tract housing and condominium projects, and multifamily construction projects.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
As of December 31, 2021:
Loans
Real estate mortgage loans:
Multifamily residential	$30	$2,225	$37,730	$4,143,209	$4,183,194
Single family residential	27	631	56,858	1,802,008	1,859,524
Commercial real estate	—	11,403	175,128	—	186,531
Construction and land	10,648	7,446	—	—	18,094
Total loans	$10,705	$21,705	$269,716	$5,945,217	$6,247,343

Fixed interest rates	$—	$201	$49,385	$240,337	$289,923
Floating or hybrid adjustable rates	10,705	21,504	220,331	5,704,880	5,957,420
Total loans	$10,705	$21,705	$269,716	$5,945,217	$6,247,343
As of December 31, 2020:
Loans
Real estate mortgage loans:
Multifamily residential	$9	$6,336	$31,569	$4,037,979	$4,075,893
Single family residential	35	1,143	4,989	1,693,952	1,700,119
Commercial real estate	—	4,451	195,945	1,793	202,189
Construction and land	19,030	3,211	—	—	22,241
Total loans	$19,074	$15,141	$232,503	$5,733,724	$6,000,442

Fixed interest rates	$—	$11	$583	$24,263	$24,857
Floating or hybrid adjustable rates	19,074	15,130	231,920	5,709,461	5,975,585
Total loans	$19,074	$15,141	$232,503	$5,733,724	$6,000,442

Our fixed interest rate loans generally consist of 30 and 40-year loans that are primarily secured by single family residential properties, often in conjunction with our efforts to provide affordable housing financing to low-to-moderate income individuals. As discussed above, the increase in fixed rate loans at December 31, 2021 compared to the prior year was due to our purchase of a pool of fixed rate single family loans in February 2021. Our floating and adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of three to ten years and then convert to quarterly or semi-annual repricing adjustments thereafter. As of December 31, 2021 and 2020, $4.8 billion and $4.3 billion, respectively, of our floating or hybrid adjustable rate loans were at their floor rates. The weighted average minimum interest rate on loans at their floor rates was 3.75% and 4.03% at December 31, 2021 and 2020, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.1 billion and $5.3 billion at December 31, 2021 and 2020, respectively. These loans had a weighted average term to first repricing date of 3.6 years and 3.3 years at December 31, 2021 and 2020, respectively.
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
In conjunction with the passage of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), as well as the revised interagency guidance issued in April 2020, "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)", banks were provided the option, for loans meeting specific criteria, to temporarily suspend certain requirements under GAAP related to TDRs for a limited time to account for the effects of COVID-19. As a result, the Company did not recognize eligible COVID-19 loan modifications as TDRs. Additionally, loans qualifying for these modifications were not required to be reported as delinquent, nonaccrual, impaired or criticized solely as a result of a COVID-19 loan modification. Since June 2021, all loans modified for pandemic related payment deferral had returned to scheduled payments or paid off in full.

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

	As of December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Non-accrual loans
Multifamily residential portfolio	$505	$522	$541	$564	$2,250
Single family residential portfolio	1,788	5,791	5,792	1,448	4,016
Commercial real estate	—	—	—	—	656
Construction and land	—	—	—	—	—
Total non-accrual loans	2,293	6,313	6,333	2,012	6,922
Real estate owned	—	—	—	—	—
Total nonperforming assets	$2,293	$6,313	$6,333	$2,012	$6,922
Performing troubled debt restructurings	$1,204	$1,260	$1,305	$4,434	$4,857
Allowance for loan losses to period end nonperforming loans	1549.72%	732.04%	568.47%	1705.47%	437.91%
Nonperforming loans to period end loans	0.04%	0.10%	0.10%	0.03%	0.14%
Nonperforming assets to total assets	0.03%	0.09%	0.09%	0.03%	0.12%
Nonperforming loans plus performing TDRs to total loans	0.06%	0.13%	0.12%	0.11%	0.23%
When assessing whether a loan should be placed on non-accrual status because contractual payments appear doubtful, consideration is given to information we collect from third parties and our borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.
For the years ended December 31, 2021 and 2020, $125 thousand and $122 thousand, respectively, in interest income was recognized on non-accrual loans subsequent to their classification as non-accrual. For the years ended December 31, 2021 and 2020, the Company recorded $94 thousand and $57 thousand, respectively, of interest income related to performing TDR loans. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $15 thousand and $169 thousand for the years ended December 31, 2021 and 2020, respectively.
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
The banking industry defines loans graded Special Mention or higher risk as ‘‘criticized’’ and loans graded Substandard or greater risk as ‘‘classified’’ loans. The following table shows our level of criticized and classified loans as of the periods indicated:

(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total Criticized	Total Classified
As of December 31, 2021:
Multifamily residential	$4,586	$10,320	$—	$—	$14,906	$10,320
Single family residential	—	1,788	—	—	1,788	1,788
Commercial real estate	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Total	$4,586	$12,108	$—	$—	$16,694	$12,108
Classified loans to period end loans						0.19%
As of December 31, 2020:
Multifamily residential	$19,547	$20,204	$—	$—	$39,751	$20,204
Single family residential	7,132	6,547	—	—	13,679	6,547
Commercial real estate	3,599	—	—	—	3,599	—
Construction and land	—	—	—	—	—	—
Total	$30,278	$26,751	$—	$—	$57,029	$26,751
Classified loans to period end loans						0.44%
As of December 31, 2019:
Multifamily residential	$19,708	$1,700	$—	$—	$21,408	$1,700
Single family residential	13,635	8,808	1,600	—	24,043	10,408
Commercial real estate	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Total	$33,343	$10,508	$1,600	$—	$45,451	$12,108
Classified loans to period end loans						0.20%
As of December 31, 2018:
Multifamily residential	$2,631	$1,937	$—	$—	$4,568	$1,937
Single family residential	380	5,532	—	—	5,912	5,532
Commercial real estate	1,489	—	—	—	1,489	—
Construction and land	2,537	—	—	—	2,537	—
Total	$7,037	$7,469	$—	$—	$14,506	$7,469
Classified loans to period end loans						0.12%
As of December 31, 2017:
Multifamily residential	$6,621	$7,799	$—	$—	$14,420	$7,799
Single family residential	9,106	4,276	—	—	13,382	4,276
Commercial real estate	—	1,638	—	—	1,638	1,638
Construction and land	—	—	—	—	—	—
Total	$15,727	$13,713	$—	$—	$29,440	$13,713
Classified loans to period end loans						0.27%

Potential problem loans represent loans that are currently performing but as to which there is information known to us about possible credit problems that may result in disclosure of such loans as nonperforming at some time in the future. We define ‘‘potential problem loans’’ as loans with a risk rating of ‘‘Substandard’’, ‘‘Doubtful’’ or ‘‘Loss’’ that are not included in the amounts of non-accrual or restructured loans. As we cannot predict all circumstances that may cause our borrowers to default, there can be no assurance that these loans will not be placed on non-accrual status or become restructured. At December 31, 2021 and 2020, we have identified potential problem loans totaling $9.8 million and $20.4 million, respectively, that were all classified as ‘‘Substandard’’.
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

	As of December 31,
	2021		2020		2019		2018		2017
(Dollars in thousands)	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category
Multifamily residential	$26,043	66.9%	$33,259	67.9%	$23,372	64.1%	$21,326	60.1%	$18,588	57.7%
Single family residential	7,224	29.8%	9,372	28.3%	10,076	32.3%	10,125	36.7%	9,044	39.2%
Commercial real estate	2,094	3.0%	3,347	3.4%	2,341	3.3%	2,441	3.0%	1,734	2.3%
Construction and land	174	0.3%	236	0.4%	212	0.3%	422	0.2%	946	0.8%
Total	$35,535	100.0%	$46,214	100.0%	$36,001	100.0%	$34,314	100.0%	$30,312	100.0%

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Loans held-for-investment	$6,297,420	$6,049,816	$6,230,977	$6,130,630	$5,041,547
Allowance for loan losses at beginning of period	$46,214	$36,001	$34,314	$30,312	$33,298
Charge-offs:
Single family residential	—	(722)	—	—	(5)
Recoveries:
Multifamily residential	—	—	—	—	—
Single family residential	64	85	12	12	12
Commercial real estate	—	—	—	90	—
Construction and land	57	300	425	300	379
Total recoveries	121	385	437	402	391
Net recoveries (charge-offs)	121	(337)	437	402	386
(Reversal of) provision for loan losses	(10,800)	10,550	1,250	3,600	(3,372)
Allowance for loan losses at period end	$35,535	$46,214	$36,001	$34,314	$30,312
Allowance for loan losses to period end loans held for investment	0.56%	0.76%	0.58%	0.56%	0.60%
Annualized net (recoveries) charge-offs to average loans:
Multifamily residential	0.00%	0.00%	0.00%	0.00%	0.00%
Single family residential	(0.00)%	0.03%	(0.00)%	(0.00)%	(0.00)%
Commercial real estate	—%	—%	—%	(0.06)%	0.00%
Construction and land	(0.30)%	(1.49)%	(2.67)%	(1.11)%	(0.83)%
Annualized total net (recoveries) charge-offs total to average loans	(0.00)%	0.01%	(0.01)%	(0.01)%	(0.01)%
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

The following table presents the book value of our investment portfolio as of the dates indicated:

	As of December 31,
	2021		2020
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$200,133	30.19%	$216,724	35.34%
Commercial MBS and CMOs	407,746	61.52%	361,988	59.03%
Agency bonds	10,831	1.63%	15,022	2.45%
Other asset backed securities ("ABS")	28,607	4.32%	—	—%
Total available for sale debt securities	647,317	97.66%	593,734	96.82%
Held to maturity:
Government Sponsored Entities:
Residential MBS	3,761	0.57%	7,391	1.21%
Other investments	68	0.01%	76	0.01%
Total held to maturity debt securities	3,829	0.58%	7,467	1.22%
Equity securities	11,693	1.76%	12,037	1.96%
Total investment securities	$662,839	100.00%	$613,238	100.00%
The following table presents the book value of our investment portfolio by their stated maturities, as well as the weighted average yields for each maturity range at December 31, 2021. The weighted average yield on investments is calculated based on the net interest earnings during the year divided by the average investment balance throughout the year.

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Equity securities		Total
(Dollars in thousands)	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield
Available for sale:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$—	—%	$21	1.59%	$69	2.69%	$200,043	1.27%	$—	—%	$200,133	1.27%
Commercial MBS and CMOs	—	—%	25,973	0.78%	96,996	0.57%	284,777	1.24%	—	—%	407,746	1.05%
Agency bonds	—	—%	—	—%	7,715	0.76%	3,116	0.76%	—	—%	10,831	0.76%
Other ABS	—	—%	—	—%	—	—%	28,607	0.72%	—	—%	28,607	0.72%
Held to maturity:
Government Sponsored Entities:
Residential MBS	—	—%	—	—%		—%	3,761	3.12%	—	—%	3,761	3.12%
Other investments	—	—%	—	—%	68	3.88%	—	—%	—	—%	68	3.88%
Equity Securities	—	—%	—	—%	—	—%	—	—%	11,693	1.15%	11,693	1.15%
Total	$—	—%	$25,994	0.78%	$104,848	0.59%	$520,304	1.23%	$11,693	1.15%	$662,839	1.11%

The following table presents the fair value of our securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2021:
Available for sale:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$200,775	$1,225	$(1,867)	$200,133
Commercial MBS and CMOs	407,111	3,281	(2,646)	407,746
Agency bonds	10,587	244	—	10,831
Other ABS	28,720	37	(150)	28,607
Total available for sale	647,193	4,787	(4,663)	647,317
Held to maturity:
Government Sponsored Entities:
Residential MBS	3,761	189	—	3,950
Other investments	68	—	—	68
Total held to maturity	3,829	189	—	4,018
Equity securities	11,693	—	—	11,693
Total investment securities	$662,715	$4,976	$(4,663)	$663,028
As of December 31, 2020:
Available for sale:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$213,279	$3,459	$(14)	$216,724
Commercial MBS and CMOs	355,963	6,337	(312)	361,988
Agency bonds	14,998	69	(45)	15,022
Total available for sale	584,240	9,865	(371)	593,734
Held to maturity:
Government Sponsored Entities:
Residential MBS	7,391	403	—	7,794
Other investments	76	—	—	76
Total held to maturity	7,467	403	—	7,870
Equity securities	12,037	—	—	12,037
Total investment securities	$603,744	$10,268	$(371)	$613,641
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
At December 31, 2021 and 2020, the average estimated remaining life of our available for sale investment portfolio was 5.30 years and 5.34 years, respectively.
Deposits
Representing 85.1% of our total liabilities as of December 31, 2021, deposits are our primary source of funding for our business operations. We have historically maintained and grown our deposit customer base in various rate environments based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure and "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations and transaction accounts. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits.

Total deposits increased by $273.9 million, or 5.2%, to $5.5 billion at December 31, 2021 from $5.3 billion at December 31, 2020. Retail deposits increased $298.1 million, while brokered deposits declined by $24.2 million. The increase in retail deposits was primarily related to growth within our specialty deposits, while the decrease in brokered deposits was a purposeful decision by the Company to allow wholesale deposits to expire to reduce excess, low yielding cash from the balance sheet that was partially the result of the expansion in our retail deposits. During the year, the proportion of non-maturity deposits within the portfolio increased to 57.8% compared to 41.9% at December 31, 2020, while our portfolio of time deposits decreased to 42.2% from 58.1%, respectively. The change in the composition of our deposit portfolio was attributed to a combination of consumer preferences to maintain flexibility in low interest rate environments, as well as our strategic goal of increasing transaction accounts. We consider approximately 74.6% of our retail deposits at December 31, 2021 to be core deposits based on our internal methodology, which gives consideration to the tenure of customer relationships, product penetration and the relative cost of the deposit accounts.
Our loan to deposit ratio was 114% and 115% at December 31, 2021 and 2020, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth and to strategically manage our interest rate risk, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.
The following table summarizes our deposit composition by average deposits and average rates paid for the years indicated:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$112,436	—%	2.1%	$69,208	—%	1.3%
Interest-bearing transaction accounts	158,956	0.22%	2.9%	178,655	0.48%	3.4%
Money market demand accounts	2,427,599	0.48%	44.5%	1,652,109	0.88%	31.2%
Time deposits	2,750,461	0.84%	50.5%	3,390,992	1.67%	64.1%
Total	$5,449,452	0.64%	100.0%	$5,290,964	1.36%	100.0%

The following table sets forth the maturity of time deposits as of December 31, 2021:

(Dollars in thousands, except for column headings)	Insured	Uninsured
Remaining maturity:
Three months or less	$520,585	$178,145
Over three through six months	416,749	81,665
Over six through twelve months	777,727	180,961
Over twelve months	149,411	29,898
Total	$1,864,472	$470,669
Percent of total deposits	33.67%	8.50%

The Company estimated its balance of uninsured deposits at approximately $1.4 billion at both December 31, 2021 and 2020. At the same dates, the Company had $25.8 million and $50.0 million of wholesale deposits, respectively.
FHLB Advances and Other Borrowings
In addition to deposits, we utilize collateralized FHLB borrowings to fund our asset growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances decreased $55.1 million, or 6.8%, to $751.6 million at December 31, 2021 compared to $806.7 million at December 31, 2020. The decrease in FHLB advances outstanding at December 31, 2021 as compared to the prior year, was due to maturing advances not being replaced during the current year. As of both December 31, 2021 and 2020, the Bank had a FHLB letter of credit outstanding totaling $62.6 million.

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

	December 31, 2021		December 31, 2020		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	1.58%	$41,238	1.60%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	1.82%	$20,619	1.84%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%

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

The following table presents information regarding our FHLB advances and other borrowings as of or for the periods indicated:

	As of and for the Years Ended December 31,
(Dollars in thousands)	2021	2020
FHLB advances
Average amount outstanding during the period	$868,591	$965,490
Maximum amount outstanding at any month-end during the period	1,048,647	1,040,199
Balance outstanding at end of period	751,647	806,747
Weighted average maturity (in years)	2.3	1.7
Weighted average interest rate at end of period	1.68%	2.07%
Weighted average interest rate during the period	1.67%	2.25%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857
Weighted average maturity (in years)	15.0	16.0
Weighted average interest rate at end of period	1.66%	1.68%
Weighted average interest rate during the period	1.64%	2.22%

Senior unsecured term notes
Balance outstanding at end of period	$94,662	$94,539
Weighted average maturity (in years)	2.7	3.8
Weighted average interest rate at end of period	6.66%	6.67%
Weighted average interest rate during the period	6.66%	6.67%

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
The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of or for the dates indicated:

	As of or for the Years Ended December 31,
(Dollars in thousands)	2021	2020
Outstanding at period end	$—	$—
Average amount outstanding	110,837	6,724
Maximum amount outstanding at any month end	346,900	63,000
Weighted average interest rate:
During period	0.14%	1.43%
End of period	—%	—%
Stockholders’ Equity
Stockholders’ equity totaled $669.1 million and $613.7 million at December 31, 2021 and 2020, respectively. The increase in stockholders' equity was primarily related to net income of $87.8 million, partially offset by dividends paid of $18.5 million, stock repurchases of $8.8 million and a decline in the fair value of available for sale investment securities, net of tax, of $6.6 million during the year ended December 31, 2021.
During the year ended December 31, 2021, the Company repurchased 761,844 of its shares in connection with its stock repurchase program at an average price of $11.61 per share, or a 9.9% discount to tangible book value at December 31, 2021, and a total cost of $8.8 million. As of December 31, 2021, there were $9.7 million of authorized funds remaining under the current share repurchase program.

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

	December 31,
(Dollars in thousands)	2021	2020
Commitments to fund loans and lines of credit	$132,769	$116,944
In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $727 thousand and $959 thousand at December 31, 2021 and 2020, respectively, which is included in other liabilities and accrued expenses in the consolidated statements of financial condition.
The Company entered into two new two-year swap agreements, with an aggregate notional amount of $650 million during the year ended December 31, 2021. The swaps provide a hedge against the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. The weighted average fixed pay interest rate on the new swaps is 0.16%. Our swaps involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amounts.

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
Contractual Obligations
The following table presents, as of December 31, 2021, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part II, Item 8. "Financial Statements and Supplementary Data", Note 19. ‘‘Commitments and Contingencies,’’ in the notes to our consolidated financial statements.

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)					Total
Contractual Cash Obligations
Time deposits (1)	$2,155,832	$127,815	$51,494	$—	$2,335,141
FHLB advances (1)	100,000	450,000	201,500	147	751,647
Senior debt (1)	—	95,000	—	—	95,000
Junior subordinated debentures (1)	—	—	—	61,857	61,857
Operating leases	3,962	4,472	2,322	1,148	11,904
Significant contract (2)	1,744	3,488	2,367	—	7,599
Total	$2,261,538	$680,775	$257,683	$63,152	$3,263,148

(1) Amounts exclude interest
(2) We have one significant, long-term contract for core processing services which expires May 9, 2026. The actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using our 2021 average monthly expense extrapolated over the remaining life of the contract.

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

Our total deposits at December 31, 2021 and 2020 were $5.5 billion and $5.3 billion, respectively. Based on the values of loans pledged as collateral, our $751.6 million of FHLB advances outstanding and our $62.6 million FHLB letter of credit outstanding, we had $963.5 million of additional borrowing capacity with the FHLB at December 31, 2021. Based on the values of other loans pledged as collateral, we had $211.3 million of borrowing capacity with the FRB at December 31, 2021. There were no outstanding advances with the FRB at December 31, 2021. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at December 31, 2021, none of which were advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Available cash balances at correspondent banks, including amounts at the FRB, totaled $138.4 million at December 31, 2021.
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
Capital Adequacy
We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of December 31, 2021 and 2020, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At December 31, 2021, the capital conservation buffer was 2.50%.
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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of December 31, 2021
Tier 1 Leverage Ratio	$727,606	10.12%	$287,509	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	665,749	17.09%	175,296	4.50%	$272,683	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	727,606	18.68%	233,728	6.00%	331,115	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	764,048	19.61%	311,638	8.00%	409,025	10.50%	N/A	N/A
As of December 31, 2020
Tier 1 Leverage Ratio	$665,514	9.45%	$281,564	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	603,657	15.75%	172,420	4.50%	$268,209	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	665,514	17.37%	229,893	6.00%	325,682	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	712,837	18.60%	306,524	8.00%	402,313	10.50%	N/A	N/A
Luther Burbank Savings
As of December 31, 2021
Tier 1 Leverage Ratio	$799,457	11.13%	$287,407	4.00%	N/A	N/A	$359,259	5.00%
Common Equity Tier 1 Risk-Based Ratio	799,457	20.54%	175,190	4.50%	$272,518	7.00%	253,052	6.50%
Tier 1 Risk-Based Capital Ratio	799,457	20.54%	233,587	6.00%	330,915	8.50%	311,449	8.00%
Total Risk-Based Capital Ratio	835,899	21.47%	311,449	8.00%	408,777	10.50%	389,311	10.00%
As of December 31, 2020
Tier 1 Leverage Ratio	$729,054	10.36%	$281,453	4.00%	N/A	N/A	$351,816	5.00%
Common Equity Tier 1 Risk-Based Ratio	729,054	19.04%	172,340	4.50%	$268,085	7.00%	248,936	6.50%
Tier 1 Risk-Based Capital Ratio	729,054	19.04%	229,787	6.00%	325,532	8.50%	306,383	8.00%
Total Risk-Based Capital Ratio	776,377	20.27%	306,383	8.00%	402,128	10.50%	382,979	10.00%
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
Our earnings are a function of collecting both a credit risk premium on our loans and an interest rate risk premium on our balance sheet position. The purpose of these premiums being to diversify our earnings position with both credit risk and interest rate risk, which generally tend to be negatively correlated historically for the Company. During weak economic times, our loan losses have been higher than normal, but the Federal Reserve will generally reduce short-term interest rates in an attempt to stimulate the economy and add liquidity. As a result, our interest rate spread will generally increase during those periods. During strong economic times, when the Federal Reserve raises short-term interest rates to dampen economic activity, the Company’s interest rate spread decreases. These periods have historically been indicative of inflation and real property value increases. As such, the decrease in net interest income is typically somewhat offset by declining loan losses in our loan portfolio. There is no guarantee, however, that the past countercyclical nature of our loan losses and our net interest spread declines will continue in the future.
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at December 31, 2021. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
December 31, 2021
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(13.4)	(7.8)%
+300 BP	(8.4)	(4.8)%
+200 BP	(4.5)	(2.6)%
+100 BP	(1.8)	(1.0)%
-100 BP	1.8	1.1%
The NII at Risk reported at December 31, 2021 reflects that our earnings were in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. During the year ended December 31, 2021, our NII at Risk increased as compared to December 31, 2020 primarily due to loan growth and the steepening yield curve.
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

Interest Rate Risk to Capital (EVE)
December 31, 2021
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(333.9)	(48.3)%
+300 BP	(225.8)	(32.7)%
+200 BP	(133.6)	(19.3)%
+100 BP	(59.0)	(8.5)%
-100 BP	50.0	7.2%
The EVE reported at December 31, 2021 reflects that our market value of capital was in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. During the year ended December 31, 2021, our EVE increased as compared to December 31, 2020 primarily due to loan growth, the steepening yield curve and a change in model assumptions.
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
Hedge Positions
In managing our market risk, our board of directors has authorized the ALCO to utilize long-term borrowings and derivatives, including interest rate caps and swaps, to mitigate interest rate risk in accordance with regulations and our internal policy. We use or expect to use borrowings, interest rate caps and swaps as macro hedges against interest rate sensitivity in our loan portfolio, other interest-earning assets and our interest-bearing liabilities. Positions for hedging purposes are undertaken as mitigation to exposure primarily from mismatches between assets and liabilities.
We are currently utilizing FHLB advances and interest rate swaps to hedge our liability sensitive interest rate risk position. As of December 31, 2021, the Company maintained two interest rate swaps with an aggregate notional amount of $650.0 million to primarily hedge the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. Both of our swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income for loans in our consolidated statements of income. During the years ended December 31, 2021 and 2020, the Company recognized a reduction in interest income of $7.6 million and $10.8 million, respectively, in connection with swaps. The reductions in interest income primarily related to two separate, two-year interest rate swaps with a total notional amount of $1.0 billion which matured during the year ended December 31, 2021. These swaps, which were in equal notional amounts of $500.0 million, matured in June and August 2021, and provided a hedge against the interest rate risk related to certain hybrid multifamily loans, which were in their fixed rate period.
The following table summarizes derivative instruments utilized by us as interest rate risk hedge positions as of December 31, 2021:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate swap	Fair value hedge	14	350,000	1,452	—
Interest rate swap	Fair value hedge	18	300,000	1,656	—
			$650,000	$3,108	$—
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

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Luther Burbank Corporation (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Sacramento, California
March 14, 2022

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	December 31, 2021	December 31, 2020
ASSETS
Cash, cash equivalents and restricted cash	$138,413	$178,861
Available for sale debt securities, at fair value	647,317	593,734
Held to maturity debt securities, at amortized cost (fair value of $4,018 and $7,870 at December 31, 2021 and 2020, respectively)	3,829	7,467
Equity securities, at fair value	11,693	12,037
Loans receivable, net of allowance for loan losses of $35,535 and $46,214 at December 31, 2021 and 2020, respectively	6,261,885	6,003,602
Accrued interest receivable	17,761	18,795
Federal Home Loan Bank ("FHLB") stock, at cost	23,411	25,122
Premises and equipment, net	16,090	18,226
Goodwill	3,297	3,297
Prepaid expenses and other assets	56,261	44,963
Total assets	$7,179,957	$6,906,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,538,243	$5,264,329
FHLB advances	751,647	806,747
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $338 and $461 at December 31, 2021 and 2020, respectively)	94,662	94,539
Accrued interest payable	118	1,388
Other liabilities and accrued expenses	64,297	63,553
Total liabilities	6,510,824	6,292,413

Commitments and contingencies (Note 19)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, no par value; 100,000,000 shares authorized; 51,682,398 and 52,220,266 shares issued and outstanding at December 31, 2021 and 2020, respectively	406,904	414,120
Retained earnings	262,141	192,834
Accumulated other comprehensive income, net of taxes	88	6,737
Total stockholders' equity	669,133	613,691
Total liabilities and stockholders' equity	$7,179,957	$6,906,104

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020
Interest and fee income:
Loans	$219,245	$230,996
Investment securities	8,451	9,856
Cash, cash equivalents and restricted cash	223	538
Total interest and fee income	227,919	241,390
Interest expense:
Deposits	35,612	73,331
FHLB advances	14,535	21,761
Junior subordinated deferrable interest debentures	1,015	1,373
Senior debt	6,298	6,302
Total interest expense	57,460	102,767
Net interest income before provision for loan losses	170,459	138,623
(Reversal of) provision for loan losses	(10,800)	10,550
Net interest income after provision for loan losses	181,259	128,073
Noninterest income:
FHLB dividends	1,558	1,650
Other income	328	870
Total noninterest income	1,886	2,520
Noninterest expense:
Compensation and related benefits	38,624	43,100
Deposit insurance premium	1,920	1,905
Professional and regulatory fees	1,976	1,844
Occupancy	4,933	4,585
Depreciation and amortization	2,561	2,685
Data processing	3,785	3,911
Marketing	1,240	1,683
FHLB advance prepayment penalty	—	10,443
Other expenses	4,106	3,778
Total noninterest expense	59,145	73,934
Income before provision for income taxes	124,000	56,659
Provision for income taxes	36,247	16,747
Net income	$87,753	$39,912

Basic earnings per common share	$1.70	$0.75
Diluted earnings per common share	$1.70	$0.75
Dividends per common share	$0.36	$0.23

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2021	2020
Net income	$87,753	$39,912
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale debt securities:
Unrealized holding (loss) gain arising during the period	(9,370)	7,457
Tax effect	2,721	(2,164)
Total other comprehensive (loss) income, net of tax	(6,649)	5,293
Comprehensive income	$81,104	$45,205

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, December 31, 2019	55,999,754	$447,784	$165,236	$1,444	$614,464
Comprehensive income:
Net income	—	—	39,912	—	39,912
Other comprehensive income	—	—	—	5,293	5,293
Restricted stock award grants	261,722	—	—	—	—
Settled restricted stock units	94,408	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(103,230)	(1,064)	—	—	(1,064)
Restricted stock forfeitures	(31,219)	(39)	9	—	(30)
Stock based compensation expense	—	3,574	—	—	3,574
Shares repurchased	(4,001,169)	(36,135)	—	—	(36,135)
Cash dividends ($0.23 per share)	—	—	(12,323)	—	(12,323)
Balance, December 31, 2020	52,220,266	414,120	192,834	6,737	613,691
Comprehensive income:
Net income	—	—	87,753	—	87,753
Other comprehensive loss	—	—	—	(6,649)	(6,649)
Restricted stock award grants	295,058	—	—	—	—
Settled restricted stock units	68,873	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(85,825)	(901)	—	—	(901)
Restricted stock forfeitures	(54,130)	(72)	14	—	(58)
Stock based compensation expense	—	2,601	—	—	2,601
Shares repurchased	(761,844)	(8,844)	—	—	(8,844)
Cash dividends ($0.36 per share)	—	—	(18,460)	—	(18,460)
Balance, December 31, 2021	51,682,398	$406,904	$262,141	$88	$669,133

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$87,753	$39,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,561	2,685
(Reversal of) provision for loan losses	(10,800)	10,550
Amortization of deferred loan costs, net	19,627	16,237
Amortization of premiums on investment securities, net	2,246	3,288
Stock based compensation expense, net of forfeitures	2,529	3,535
Deferred income tax benefit	(778)	(4,483)
Change in fair value of mortgage servicing rights	684	1,058
Change in fair value of equity securities	344	(255)
Other items, net	164	100
Effect of changes in:
Accrued interest receivable	1,034	2,019
Accrued interest payable	(1,270)	(1,513)
Prepaid expenses and other assets	(5,375)	(4,882)
Other liabilities and accrued expenses	8,002	(3,248)
Net cash provided by operating activities	106,721	65,003
Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of available for sale debt securities	153,326	232,480
Proceeds from maturities and paydowns of held to maturity debt securities	3,552	2,600
Purchases of available for sale debt securities	(218,439)	(196,870)
Net decrease in loans receivable	7,678	191,875
Proceeds from sale of loans	1,731	998
Purchase of loans, including discounts/premiums	(286,917)	(20,507)
Redemption of FHLB stock, net	1,711	5,220
Purchase of premises and equipment	(434)	(1,407)
Net cash (used in) provided by investing activities	(337,792)	214,389
Cash flows from financing activities:
Net increase in deposits	273,914	29,612
Proceeds from long-term FHLB advances	350,000	136,500
Repayment of long-term FHLB advances	(405,100)	(306,955)
Net change in short-term FHLB advances	—	(1,500)
Shares withheld for taxes on vested restricted stock	(901)	(1,064)
Shares repurchased	(8,844)	(36,135)
Cash paid for dividends	(18,446)	(12,314)
Net cash provided by (used in) financing activities	190,623	(191,856)
(Decrease) increase in cash, cash equivalents and restricted cash	(40,448)	87,536
Cash, cash equivalents and restricted cash, beginning of period	178,861	91,325
Cash, cash equivalents and restricted cash, end of period	$138,413	$178,861
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$58,730	$104,280
Income taxes	$37,524	$23,047
Non-cash investing activity:
Loans transferred to held for sale	$1,706	$838

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Luther Burbank Corporation (the ‘‘Company’’), a California corporation headquartered in Santa Rosa, is the bank holding company for its wholly-owned subsidiary, Luther Burbank Savings (the "Bank"), and its wholly-owned subsidiary, Burbank Investor Services. The Company also owns Burbank Financial Inc., a real estate investment company that provides limited loan administrative support to the Bank, and all the common interests in Luther Burbank Statutory Trusts I and II, entities created to issue trust preferred securities.
The Bank conducts its business from its headquarters in Gardena, CA. It has ten full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. Additionally, there are several loan production offices located throughout California, as well as a loan production office in Clackamas County, Oregon.
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
Restricted Cash Balances
The Company may include cash collateral in connection with interest rate swaps in restricted cash within the consolidated statements of financial condition. At December 31, 2021 the Company had no cash posted as collateral. As of December 31, 2020, the Company posted $8.9 million, in cash collateral in connection with its interest rate swaps.
Investment Securities
The Company classifies its investment securities into three categories, available for sale, held to maturity and equity, at the time of purchase. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of applicable taxes. Investment securities held to maturity are measured at amortized cost, based on the Company’s positive intent and ability to hold such securities to maturity. Equity securities are carried at fair value, with unrealized holding gains and losses reported in other noninterest income within the consolidated statements of income.
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
Loans Receivable
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, net of purchase premiums and discounts, deferred loan origination fees and costs and the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Premiums or discounts to acquire loans are amortized over the life of the loan using a method that approximates the interest method. The Company charges fees for originating loans. These fees, net of certain related direct loan origination costs, are deferred. The net deferred fees or costs on loans held for investment are recognized as an adjustment of the loan’s yield over the contractual life of the loan using the interest method. The Company ceases to amortize deferred fees or costs on loans for which the accrual of interest has been discontinued. Other loan fees and charges representing service costs are reported in income when collected or earned.
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
Concentration of Credit Risk
The majority of our customers are individuals and businesses located and doing business in the state of California, with approximately half our collateral located in Los Angeles and Orange counties. The Company's exposure to credit risk is significantly affected by changes in the economy of California, and specifically, Los Angeles and Orange Counties.
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

Construction and land loans - This type of lending generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified costs and timelines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.
The total allowance is increased by the provision for loan losses, which is charged against current period operating results, and decreased by reversals of loan loss provisions as well as loan charge-offs, net of recoveries. Losses incurred upon the initial acquisition of real estate owned through foreclosure are charged to the allowance for loan losses.
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
Real Estate Owned ("REO")
Real estate acquired as a result of loan foreclosure or a deed in lieu of foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of a residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Fair value is typically based on a real estate appraisal. REO is subsequently accounted for at the lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition related to the development of REO are capitalized while operating costs are charged to expense. Gains or losses realized and expenses incurred in connection with the disposition of foreclosed real estate are charged to noninterest income within the consolidated statements of income.
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
Federal Home Loan Bank Stock
As a member of the FHLB, the Bank is required to own capital stock in an amount specified by the level of FHLB borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as noninterest income on an accrual basis. At December 31, 2021 and 2020, the Bank owned 234,108 and 251,217 shares of $100 par value FHLB stock, respectively.
Goodwill
Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill determined to have an indefinite useful life is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized in the amount of the excess and the carrying value of the goodwill is reduced accordingly. Goodwill is the only intangible asset with an indefinite life on the balance sheet. Based on an evaluation performed as of December 31, 2021 and 2020, management determined that the implied fair value of goodwill exceeded its carrying value and no impairments were recognized.
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

Derivatives
At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to the likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (‘‘fair value hedge’’), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (‘‘cash flow hedge’’), or (3) an instrument with no hedging designation (‘‘stand-alone derivative’’). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported in earnings, as noninterest income.
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
The Company recognizes interest accrued and penalties related to income tax matters in tax expense. During the years ended December 31, 2021 and 2020, the Company recognized no tax related interest or penalties.
Share-Based Compensation
The Company has issued awards of equity instruments, such as restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), to employees and certain nonemployee directors. Compensation expense related to restricted stock is based on the fair value of the underlying stock on the award date and is amortized over the service period, defined as the vesting period, using the straight-line method. The vesting period is generally three years for employees and one year for nonemployee directors. Compensation expense is reduced for actual forfeitures as they occur. Unvested RSAs and RSUs participate with common stock in any dividends declared, but are paid only on the shares which ultimately vest. Such dividends are accrued when declared and paid at the time of vesting.
Comprehensive Income
Comprehensive income (loss) includes net income and other comprehensive income (loss). The only item of other comprehensive income (loss) for the Company are unrealized gains and losses on investment securities classified as available for sale, net of tax. Reclassification adjustments resulting from gains or losses on investment securities available for sale that have been realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose have been excluded from comprehensive income (loss) of the current period to avoid double counting.
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

(Dollars in thousands, except per share amounts)	Years Ended December 31,
	2021	2020
Net income	$87,753	$39,912

Weighted average basic common shares outstanding	51,582,890	53,000,150
Add: Dilutive effects of assumed vesting of restricted stock	186,208	146,148
Weighted average diluted common shares outstanding	51,769,098	53,146,298

Income per common share:
Basic EPS	$1.70	$0.75
Diluted EPS	$1.70	$0.75
Anti-dilutive shares not included in calculation of diluted earnings per share	8,084	10,242
Related Party Transactions
In the normal course of business, the Company may accept deposits from officers, directors and other related parties. As of December 31, 2021 and 2020, there were $26.8 million and $15.2 million, respectively, of such deposits. The Company does not permit loans to officers, directors or other related parties, with the exception of overdraft protection in limited circumstances. As of December 31, 2021 and 2020, there were no such overdraft loans outstanding.
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
COVID-19
Beginning in early 2020 and continuing through December 2021, the COVID-19 pandemic has caused a disruption to almost every aspect of the economy. As a result, in March 2020, the Company implemented a lending modification initiative to support our customers financially impacted by the COVID-19 pandemic and unable to make their scheduled loan payments. The program provided borrowers the opportunity to modify their existing real estate loans by temporarily deferring payments for a specified period of time. Modified loans under this program were generally downgraded from a Pass risk rating to a Watch risk rating at the time of their respective modification. Subsequent to the modification period, loan grades were adjusted, as necessary, in connection with the Company's proactive reassessment of loans impacted by the pandemic. Loan risk ratings are an integral part of the quantitative calculation of our allowance for loan losses.
Further, in early 2020, we established a qualitative loan loss reserve in connection with the uncertainty related to the pandemic. This supplemental reserve has been slowly reduced as the impact of the pandemic on our loan portfolio has become less uncertain. Qualitative adjustments to our allowance specific to COVID-19 were $2.5 million and $8.4 million at December 31, 2021 and 2020, respectively. Management intends to closely monitor the level of this reserve and make any necessary adjustments as conditions related to the pandemic change.
All of the loans modified for pandemic related payment deferral in 2020 and 2021 had returned to scheduled monthly payments or paid off in full by June 2021. Additionally, total criticized loans have declined to $16.7 million at December 31, 2021, as compared to $57.0 million at December 31, 2020. The decline in criticized loans from the prior year end was generally attributable to the continued performance of our loans that were initially impacted by the pandemic. During the years ended December 2021 and 2020, the Company incurred no loan losses for pandemic impacted loans. The Company's exposure to nonresidential commercial real estate remains limited, totaling $187.1 million, or 3.0% of our loan portfolio, at December 31, 2021.
Adoption of New Financial Accounting Standards
FASB ASU 2016-02
In February 2016, the FASB amended existing guidance that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. These amendments are effective for Public Business Entities ("PBEs") for annual periods and interim periods within those annual periods beginning after December 15, 2018. As an emerging growth company, the Company expects to adopt this guidance on January 1, 2022. Upon adoption of this guidance, the Company will recognize a liability for its obligations under its operating leases and a corresponding right-of-use asset for its right to use leased properties over the lease term. As a result of the adoption of ASU 2016-02, the Company expects to record a right-of-use asset of approximately $16.3 million and a corresponding lease liability of approximately $15.8 million. The adoption of this standard is not expected to materially impact the Company’s operating results.
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

These amendments are effective for PBEs that are Securities and Exchange Commission (“SEC”) filers for annual periods and interim periods within those annual periods beginning after December 15, 2019. As an emerging growth company, the Company expects to adopt this guidance on January 1, 2023. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.
Through December 31, 2021, CECL implementation activities have generally focused on capturing and validating loan data, segmenting the loan portfolio, evaluating credit loss methodologies and models, as well as evaluating model results and sensitivities. In determining an expected allowance under CECL, the Company has selected a credit loss model that utilizes an approach focused on a loan's probability of default and loss given default. As part of the process to test and refine our CECL model, the Company has completed quarterly model runs for analysis and backtesting purposes starting with the third quarter of 2018. This process has been on-going and will continue until our adoption date. Continuing implementation activities include the engagement of a third party model validation, refining qualitative factor adjustments, drafting policies and disclosures and evaluating, documenting and testing internal controls. We estimate that the adoption of the CECL standard would not currently result in a material change in our allowance for credit losses, which, if necessary, will be recorded as a cumulative-effect adjustment to retained earnings, net of tax as of January 1, 2023. The ultimate impact will depend on the portfolio and forecasts when the standard is adopted.
FASB ASU 2019-12
In December 2019, FASB issued guidance that removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 to simplify the accounting for income taxes and clarifies and amends existing guidance to provide for more consistent application. ASU 2019-12 will become effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2022. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.
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
2.     INVESTMENT SECURITIES
Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2021:
Government and Government Sponsored Entities:
Residential mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$200,775	$1,225	$(1,867)	$200,133
Commercial MBS and CMOs	407,111	3,281	(2,646)	407,746
Agency bonds	10,587	244	—	10,831
Other asset backed securities ("ABS")	28,720	37	(150)	28,607
Total available for sale debt securities	$647,193	$4,787	$(4,663)	$647,317

At December 31, 2020:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$213,279	$3,459	$(14)	$216,724
Commercial MBS and CMOs	355,963	6,337	(312)	361,988
Agency bonds	14,998	69	(45)	15,022
Total available for sale debt securities	$584,240	$9,865	$(371)	$593,734
Net unrealized gains on available for sale investment securities are recorded as accumulated other comprehensive income within stockholders’ equity and totaled $88 thousand and $6.7 million, net of $36 thousand and $2.8 million in tax liabilities at December 31, 2021 and 2020, respectively. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities for the years ended December 31, 2021 and 2020.
The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Residential MBS and CMOs	$118,803	$(1,864)	$247	$(3)	$119,050	$(1,867)
Commercial MBS and CMOs	157,031	(2,632)	10,608	(14)	167,639	(2,646)
Other ABS	15,253	(150)	—	—	15,253	(150)
Total available for sale debt securities	$291,087	$(4,646)	$10,855	$(17)	$301,942	$(4,663)
At December 31, 2021, the Company held 88 residential MBS and CMOs of which 14 were in a loss position and four had been in a loss position for twelve months or more. The Company held 54 commercial MBS and CMOs of which 20 were in a loss position and two had been in a loss position for twelve months or more. The Company held three other ABS of which two were in a loss position and none had been in a loss position for twelve months or more.

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
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2021 and 2020.
As of December 31, 2021 and 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.
Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of December 31, 2021:
Government Sponsored Entities:
Residential MBS	$3,761	$189	$—	$3,950
Other investments	68	—	—	68
Total held to maturity investment securities	$3,829	$189	$—	$4,018
As of December 31, 2020:
Government Sponsored Entities:
Residential MBS	$7,391	$403	$—	$7,794
Other investments	76	—	—	76
Total held to maturity investment securities	$7,467	$403	$—	$7,870
The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of December 31, 2021:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
Less than one year	$—	$—
One to five years	—	—
Five to ten years	7,587	7,715
Beyond ten years	3,000	3,116
MBS, CMOs and other ABS	636,606	636,486
Total available for sale debt securities	$647,193	$647,317
Held to maturity investments securities
Beyond ten years	$68	$68
MBS	3,761	3,950
Total held to maturity debt securities	$3,829	$4,018
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities, collateralized mortgage obligations and other asset backed securities are not included in the maturity categories above and instead are shown separately. No securities were pledged as of December 31, 2021 and 2020.
Equity Securities
Equity securities consist of investments in a qualified community reinvestment fund. At December 31, 2021 and 2020, the fair value of equity securities totaled $11.7 million and $12.0 million, respectively. Changes in fair value are recognized in other noninterest income and totaled $(344) thousand and $255 thousand during the years ended December 31, 2021 and 2020, respectively. There were no sales of equity securities during the years ended December 31, 2021 and 2020.

3.     LOANS
Loans consist of the following:

	December 31,
(Dollars in thousands)	2021	2020
Permanent mortgages on:
Multifamily residential	$4,210,735	$4,100,831
Single family residential	1,881,676	1,723,953
Commercial real estate	187,097	202,871
Construction and land loans	17,912	22,161
Total	6,297,420	6,049,816
Allowance for loan losses	(35,535)	(46,214)
Loans held for investment, net	$6,261,885	$6,003,602

Certain loans have been pledged to secure borrowing arrangements (see Note 8).

During the year ended December 31, 2021, the Company purchased a pool of performing, fixed rate single family residential loans. The pool had an aggregate principal balance of $287.8 million and contained loans with a weighted average interest rate and maturity of 2.31% and 26.4 years, respectively.

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment and by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land and Construction	Total
For the Year Ended December 31, 2021:
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$33,259	$9,372	$3,347	$236	$46,214
(Reversal of) provision for loan losses	(7,216)	(2,212)	(1,253)	(119)	(10,800)
Charge-offs	—	—	—	—	—
Recoveries	—	64	—	57	121
Ending balance allocated to portfolio segments	$26,043	$7,224	$2,094	$174	$35,535

Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	26,043	7,199	2,094	174	35,510
Ending balance	$26,043	$7,224	$2,094	$174	$35,535

Loans:
Ending balance: individually evaluated for impairment	$505	$5,687	$—	$—	$6,192
Ending balance: collectively evaluated for impairment	4,210,230	1,875,989	187,097	17,912	6,291,228
Ending balance	$4,210,735	$1,881,676	$187,097	$17,912	$6,297,420

For the Year Ended December 31, 2020:
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$23,372	$10,076	$2,341	$212	$36,001
Provision for (reversal of) loan losses	9,887	(67)	1,006	(276)	10,550
Charge-offs	—	(722)	—	—	(722)
Recoveries	—	85	—	300	385
Ending balance allocated to portfolio segments	$33,259	$9,372	$3,347	$236	$46,214

Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	33,259	9,347	3,347	236	46,189
Ending balance	$33,259	$9,372	$3,347	$236	$46,214

Loans:
Ending balance: individually evaluated for impairment	$522	$7,051	$—	$—	$7,573
Ending balance: collectively evaluated for impairment	4,100,309	1,716,902	202,871	22,161	6,042,243
Ending balance	$4,100,831	$1,723,953	$202,871	$22,161	$6,049,816
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

The following table summarizes the loan portfolio allocated by management’s internal risk ratings at December 31, 2021 and 2020. The decrease in Watch, Special Mention and Substandard risk rated loans during the year ended December 31, 2021 was primarily attributable to the diminishing impact of the COVID-19 pandemic on the performance of loans. As of December 31, 2021, all loans modified under the Company's payment deferral program implemented in response to the pandemic had returned to scheduled payments or paid off in full.

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land and Construction	Total
As of December 31, 2021:
Grade:
Pass	$4,129,767	$1,856,942	$180,950	$17,523	$6,185,182
Watch	66,062	22,946	6,147	389	95,544
Special mention	4,586	—	—	—	4,586
Substandard	10,320	1,788	—	—	12,108
Doubtful	—	—	—	—	—
Total	$4,210,735	$1,881,676	$187,097	$17,912	$6,297,420
As of December 31, 2020:
Grade:
Pass	$3,883,597	$1,624,331	$162,615	$22,161	$5,692,704
Watch	177,483	85,943	36,657	—	300,083
Special mention	19,547	7,132	3,599	—	30,278
Substandard	20,204	6,547	—	—	26,751
Doubtful	—	—	—	—	—
Total	$4,100,831	$1,723,953	$202,871	$22,161	$6,049,816
The following table summarizes an aging analysis of the loan portfolio by the time past due at December 31, 2021 and 2020:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of December 31, 2021:
Loans:
Multifamily residential	$—	$—	$—	$505	$4,210,230	$4,210,735
Single family residential	271	—	—	1,788	1,879,617	1,881,676
Commercial real estate	—	—	—	—	187,097	187,097
Land and construction	—	—	—	—	17,912	17,912
Total	$271	$—	$—	$2,293	$6,294,856	$6,297,420
As of December 31, 2020:
Loans:
Multifamily residential	$1,820	$—	$—	$522	$4,098,489	$4,100,831
Single family residential	338	—	—	5,791	1,717,824	1,723,953
Commercial real estate	2,683	—	—	—	200,188	202,871
Land and construction	—	—	—	—	22,161	22,161
Total	$4,841	$—	$—	$6,313	$6,038,662	$6,049,816

The following table summarizes information related to impaired loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income	Cash Basis Interest
As of or for the year ended December 31, 2021:
With no related allowance recorded:
Multifamily residential	$505	$582	$—	$802	$30	$30
Single family residential	4,847	5,033	—	4,544	164	95
	5,352	5,615	—	5,346	194	125
With an allowance recorded:
Single family residential	840	836	25	859	25	—
	840	836	25	859	25	—
Total:
Multifamily residential	505	582	—	802	30	30
Single family residential	5,687	5,869	25	5,403	189	95
	$6,192	$6,451	$25	$6,205	$219	$125
As of or for the year ended December 31, 2020:
With no related allowance recorded:
Multifamily residential	$522	$599	$—	$532	$36	$36
Single family residential	6,174	6,500	—	5,215	104	86
	6,696	7,099	—	5,747	140	122
With an allowance recorded:
Single family residential	877	874	25	1,263	39	—
	877	874	25	1,263	39	—
Total:
Multifamily residential	522	599	—	532	36	36
Single family residential	7,051	7,374	25	6,478	143	86
	$7,573	$7,973	$25	$7,010	$179	$122
The following table summarizes the recorded investment related to TDRs at December 31, 2021 and 2020:

	December 31,
(Dollars in thousands)	2021	2020
Troubled debt restructurings:
Single family residential	$1,204	$3,967

The Company has allocated $25 thousand of its allowance for loan losses for loans modified in TDRs at both December 31, 2021 and 2020. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs.
During the year ended December 31, 2021, the Company had no new TDRs. During the year ended December 31, 2020, the Company modified the terms of loans that qualified as TDRs. The following table provides detail of these modifications:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
For the Year Ended December 31, 2020:
Troubled debt restructurings:
Single family residential	2	$2,672	$2,672
Terms of the two loans modified as TDRs during the year ended December 31, 2020 above included suspension of loan payments for six months and a similar extension of the loan term. Prior to modification, both loans were classified as non-accrual and impaired. The TDRs above resulted in no increase to the allowance for loan losses and no charge-offs during the years ended December 31, 2021 or 2020, primarily due to collateral support provided by the secondary source of repayment.
The Company had no troubled debt restructurings with a subsequent payment default within twelve months following the modification during the years ended December 31, 2021 and 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
4.     NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus REO. The Company’s nonperforming assets at December 31, 2021 and 2020 are indicated below:

	December 31,
(Dollars in thousands)	2021	2020
Non-accrual loans:
Multifamily residential	$505	$522
Single family residential	1,788	5,791
Total non-accrual loans	2,293	6,313
Real estate owned	—	—
Total nonperforming assets	$2,293	$6,313
Interest income on non-accrual loans is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loans are deemed to be fully collectible. If there’s doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on non-accrual loans during the years ended December 31, 2021 and 2020 totaling $125 thousand and $122 thousand, respectively. Contractual interest not recorded on nonperforming loans during the years ended December 31, 2021 and 2020 totaled $15 thousand and $169 thousand, respectively.
Generally, non-accrual loans are considered impaired because the repayment of the loan will not be made in accordance with the original contractual agreement.
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

	December 31,
(Dollars in thousands)	2021	2020
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$127,431	$216,431
Other financial institutions	58,298	103,325
Total mortgage loans serviced for others	$185,729	$319,756
Custodial account balances maintained in connection with serviced loans totaled $5.0 million and $10.9 million at December 31, 2021 and 2020, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Beginning balance	$1,599	$2,657
Additions	—	—
Disposals	—	—
Changes in fair value due to changes in assumptions	—	—
Other changes in fair value	(684)	(1,058)
Ending balance	$915	$1,599
Fair value as of December 31, 2021 was determined using a discount rate of 10%, prepayment speeds ranging from 7.6% to 48.8% and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2021 was 29.2%. Fair value as of December 31, 2020 was determined using a discount rate of 10%, prepayment speeds ranging from 7.4% to 55.8% and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2020 was 28.9%.
6.     PREMISES AND EQUIPMENT
Premises and equipment consist of the following:

	December 31,
(Dollars in thousands)	2021	2020
Leasehold improvements	$15,008	$14,994
Furniture and equipment	10,046	11,537
Building	6,181	6,174
Land	2,429	2,429
Total	33,664	35,134
Less: accumulated depreciation	(17,574)	(16,908)
Premises and equipment, net	$16,090	$18,226
Depreciation and amortization expense for the years ended December 31, 2021 and 2020 totaled $2.6 million and $2.7 million, respectively.
7.     DEPOSITS
A summary of deposits at December 31, 2021 and 2020 is as follows:

	December 31,
(Dollars in thousands)	2021	2020
Time deposits	$2,335,141	$3,057,197
Money market savings	2,294,367	1,678,942
Interest-bearing demand	176,126	151,954
Money market checking	580,325	282,897
Noninterest-bearing demand	152,284	93,339
Total	$5,538,243	$5,264,329
The Company had time deposits that met or exceeded the FDIC Insurance limit of $250 thousand of $1.1 billion and $1.4 billion at December 31, 2021 and 2020, respectively.
The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $25.8 million and $50.0 million at December 31, 2021 and 2020, respectively.

Maturities of the Company’s time deposits at December 31, 2021 are summarized as follows:

Year Ending December 31,
(Dollars in thousands)
2022	$2,155,832
2023	102,920
2024	24,895
2025	6,842
2026	44,652
$2,335,141
8.     FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of both December 31, 2021 and 2020, the Bank had pledged various mortgage loans totaling approximately $2.4 billion, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $583.0 million and $467.8 million as of December 31, 2021 and 2020, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of December 31, 2021 and 2020.
The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

			As of December 31, 2021
	Outstanding Balances		Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate
(Dollars in thousands)	December 31, 2021	December 31, 2020				Maturity Dates
Fixed rate long-term	751,647	806,747	0.38%	7.33%	1.68%	February 2022 to March 2030
The Bank's available borrowing capacity based on pledged loans to the FHLB and FRB totaled $1.2 billion and $1.1 billion at December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Bank had aggregate loan balances of $2.5 billion and $1.8 billion, respectively, available to pledge to the FHLB and FRB to increase its borrowing capacity. As of December 31, 2021 and 2020, the Bank pledged as collateral a $62.6 million FHLB letter of credit to Freddie Mac related to our multifamily securitization reimbursement obligation.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the years ended December 31, 2021 and 2020, there was a maximum amount of short-term borrowings outstanding of $352.9 million and $77.8 million, respectively, and an average amount outstanding of $110.8 million and $6.7 million, respectively, with a weighted average interest rate of 0.14% and 1.43%, respectively.

The following table summarizes scheduled principal payments on FHLB advances over the next five years as of December 31, 2021:

Year Ending December 31,
(Dollars in thousands)
2022	$100,000
2023	250,000
2024	200,000
2025	101,500
2026	100,000
Thereafter	147
Total	$751,647
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
The following table is a summary of the outstanding Trust Securities and Notes at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	1.58%	$41,238	1.60%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	1.82%	$20,619	1.84%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
10.     SENIOR DEBT
In September 2014, the Company issued $95.0 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of December 31,

2021 and 2020:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$338	$95,000	$461	9/30/2024	6.50%
11.     INCOME TAXES
The provision for income taxes for the years ended December 31, 2021 and 2020 consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Federal:
Current	$24,333	$13,686
Deferred	(980)	(2,834)
Total federal tax provision	23,353	10,852
State:
Current	12,692	7,544
Deferred	202	(1,649)
Total state tax provision	12,894	5,895
Total income tax provision	$36,247	$16,747
The provision for income taxes for the years ended December 31, 2021 and 2020 differs from the statutory federal rate of 21% due to the following:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Statutory U.S. federal income tax	$26,040	$11,898
Increase resulting from:
State taxes, net of federal benefit	10,180	4,658
Other	27	191
Provision for income taxes	$36,247	$16,747

Deferred tax assets (liabilities) included in other assets in the accompanying consolidated statements of financial condition consist of the following:

	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$10,568	$13,740
Deferred compensation	8,199	7,831
State tax deduction	2,408	1,578
Other	612	643
Total deferred tax assets	21,787	23,792
Deferred tax liabilities:
Loan fee income	(8,719)	(10,802)
Unrealized gain on securities	(36)	(2,757)
Federal Home Loan Bank stock dividend income deferred for tax purposes	(873)	(1,087)
Federal depreciation	(219)	(853)
Other	(567)	(419)
Total deferred tax liabilities	(10,414)	(15,918)
Net deferred tax assets	$11,373	$7,874
In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all benefits related to these deductible differences as of December 31, 2021 and 2020.
There were no unrecognized tax benefits for the years ended December 31, 2021 and 2020.
Until July 1, 1996, the Bank was allowed a special bad debt deduction based on a percentage of federal taxable income or on specified experience formulas in arriving at federal taxable income. For reserves established in taxable years beginning prior to December 31, 1987, a deferred tax liability was not required to be accrued but has been included as a restriction on retained earnings because such amounts may require the recognition of a tax liability if, in the future, (1) the Bank’s retained earnings represented by these reserves is used for purposes other than to absorb losses from bad debts, including dividends or distributions in liquidation or (2) there is a change in the federal tax law. The cumulative amount of these untaxed reserves was approximately $3.1 million at both December 31, 2021 and 2020. Retained earnings at both December 31, 2021 and 2020 included approximately $930 thousand representing the tax effect of such cumulative bad debt deductions for which no deferred income taxes have been provided. In the event that these reserves are subject to realization, the tax on these reserves will be assessed and paid at the entity level. Management has determined that this portion of retained earnings will not be used in a manner that will create an income tax liability.
The Company is subject to U.S. federal income tax as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2017 for California tax filings and 2018 for federal and most other state tax filings.
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

banks (the “Basel III Capital Rules”) became effective for the Holding Company and Bank on January 1, 2015. The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based upon common equity tier 1 capital ("CET1"); b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital. A minimum leverage ratio (tier 1 capital as a percentage of average consolidated assets) of 4.0% is also required under the Basel III Capital Rules.
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
As of December 31, 2021 and 2020, the Company and the Bank met all capital adequacy requirements to which they are subject. Also, as of December 31, 2021 and 2020, the Bank satisfied all criteria necessary to be categorized as “well-capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since December 31, 2021 that management believes have changed its “well-capitalized” categorization.

The Company’s and Bank’s actual capital amounts and ratios are presented as follows:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of December 31, 2021
Tier 1 Leverage Ratio	$727,606	10.12%	$287,509	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	665,749	17.09%	175,296	4.50%	$272,683	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	727,606	18.68%	233,728	6.00%	331,115	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	764,048	19.61%	311,638	8.00%	409,025	10.50%	N/A	N/A
As of December 31, 2020
Tier 1 Leverage Ratio	$665,514	9.45%	$281,564	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	603,657	15.75%	172,420	4.50%	$268,209	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	665,514	17.37%	229,893	6.00%	325,682	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	712,837	18.60%	306,524	8.00%	402,313	10.50%	N/A	N/A
Luther Burbank Savings
As of December 31, 2021
Tier 1 Leverage Ratio	$799,457	11.13%	$287,407	4.00%	N/A	N/A	$359,259	5.00%
Common Equity Tier 1 Risk-Based Ratio	799,457	20.54%	175,190	4.50%	$272,518	7.00%	253,052	6.50%
Tier 1 Risk-Based Capital Ratio	799,457	20.54%	233,587	6.00%	330,915	8.50%	311,449	8.00%
Total Risk-Based Capital Ratio	835,899	21.47%	311,449	8.00%	408,777	10.50%	389,311	10.00%
As of December 31, 2020
Tier 1 Leverage Ratio	$729,054	10.36%	$281,453	4.00%	N/A	N/A	$351,816	5.00%
Common Equity Tier 1 Risk-Based Ratio	729,054	19.04%	172,340	4.50%	$268,085	7.00%	248,936	6.50%
Tier 1 Risk-Based Capital Ratio	729,054	19.04%	229,787	6.00%	325,532	8.50%	306,383	8.00%
Total Risk-Based Capital Ratio	776,377	20.27%	306,383	8.00%	402,128	10.50%	382,979	10.00%
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
The Company has paid cash dividends of $18.4 million and $12.3 million during the years ended December 31, 2021 and 2020. Payment of stock or cash dividends in the future will depend upon the Company's earnings and financial condition, and other factors deemed relevant by the Company’s Board of Directors, as well as the Company’s legal ability to pay dividends. Accordingly, no assurance can be given that any dividends will be declared in the future.
13.     DERIVATIVES AND HEDGING ACTIVITIES
The Company utilizes interest rate swap and cap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of interest rate swaps and caps do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate cap or swap agreements.
Fair Value Hedges of Interest Rate Risk
As of December 31, 2021, the Company held two two-year interest rate swaps with a total notional amount of $650 million. These swaps were entered into in February and June 2021. The swaps provide a hedge against the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. During the year ended December 31, 2021, two separate, two-year interest rate swaps with a total notional amount of $1.0 billion matured. These swaps, which were in equal notional amounts of $500.0 million, matured in June and August 2021, and provided a hedge against the interest rate risk related to certain hybrid multifamily loans which were in their fixed rate period.
All outstanding swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. Any gain or loss on the derivatives, as well as any offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income on loans.
For the years ended December 31, 2021 and 2020, the floating rate amounts recognized related to the net settlement of interest rate swaps were less than the fixed rate amounts recognized. The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of income for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Derivative - interest rate swaps:
Interest (loss) income	$(7,570)	$(10,830)
Hedged items - loans:
Interest (loss) income	(31)	25
Net decrease in interest income	$(7,601)	$(10,805)
The following table presents the fair value of the Company’s interest rate swaps, as well as their classification in the consolidated statements of financial condition as of December 31, 2021 and 2020:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
As of December 31, 2021:
Interest Rate Swaps	$650,000	Prepaid Expenses and Other Assets	$3,108	Other Liabilities and Accrued Expenses	$—
As of December 31, 2020:
Interest Rate Swaps	$1,000,000	Prepaid Expenses and Other Assets	$—	Other Liabilities and Accrued Expenses	$7,258

As of December 31, 2021 and 2020, the following amounts were recorded in the consolidated statements of financial condition related to cumulative basis adjustments for its fair value hedges:

Line Item in the Consolidated Statement of Financial Condition in Which the Hedged Items are Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
As of December 31, 2021:
Loans receivable, net (1)	$646,890	$(3,110)
As of December 31, 2020:
Loans receivable, net (1)	$1,007,288	$7,288
(1) These amounts include the amortized cost basis of portfolio loans used to designate hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2021 and 2020, the amortized cost basis of the portfolio loans used in these hedging relationships were $1.0 billion and $2.0 billion, respectively; the cumulative basis adjustments associated with these hedging relationships were $(3.1) million and $7.3 million, respectively, and the amount of the designated hedged items were $646.9 million and $1.0 billion, respectively.
As of December 31, 2021, the Company had no cash collateral posted in connection with its interest rate swaps, compared to $8.9 million that was posted at December 31, 2020. Cash collateral, if any, is included in restricted cash in the consolidated statements of financial condition.
14.     EMPLOYEE BENEFIT PLANS
Salary Continuation Arrangements
The Company has individual salary continuation agreements with certain current and former key executives and directors. These agreements are accounted for as deferred compensation arrangements and are unsecured and unfunded. Benefits under these agreements are fixed for each participant and are payable over a specific period following their retirement or at an earlier date such as termination without cause, the sale of the Company, or death. Participants vest in these agreements based on their years of service subsequent to being covered under these agreements.
The accrued obligation of $17.3 million and $16.2 million as of December 31, 2021 and 2020, respectively, is included in other liabilities and accrued expenses in the accompanying consolidated statements of financial condition. The Company recognized compensation expense of $2.3 million and $2.9 million related to these agreements for the years ended December 31, 2021 and 2020, respectively.
The Company has purchased insurance on the lives of the participants to help offset the cost of the benefits accrued under these agreements and provide death benefits to fund obligations in the event an employee dies prior to retirement. The cash surrender value of such policies was $18.2 million and $18.1 million at December 31, 2021 and 2020, respectively, and is reflected in prepaid expenses and other assets in the accompanying consolidated statements of financial condition. Earnings on these life insurance policies were $16 thousand and $123 thousand for the years ended December 31, 2021 and 2020, respectively.
401(k) Plan
The Company maintains a 401(k) Savings Plan for substantially all employees age 18 or older who have completed at least six months of service. Employees may contribute up to the maximum statutory allowable contribution which was $19,500 for both 2021 and 2020. The Company matches 100% of employee salary contribution deferrals up to 3% of pay, plus 50% of employee salary contribution deferrals from 3% to 5% of pay. Company contributions for the years ended December 31, 2021 and 2020 were $1.1 million and $1.0 million, respectively.
15.     STOCK BASED COMPENSATION
The Company’s stock based compensation consists of RSUs and RSAs granted under the Luther Burbank Corporation Omnibus Equity and Incentive Compensation Plan ("Omnibus Plan"). In connection with its IPO in December 2017, the Company granted RSUs in exchange for unvested phantom stock related to a then discontinued employee benefit plan that awarded phantom stock to certain key executives and nonemployee directors. The RSUs were granted on a per share basis, with the same vesting schedule and deferral elections that existed for the original phantom stock awards. Post IPO, the Company typically grants RSAs to nonemployee directors and certain employees on an annual basis. RSA grants vest ratably over one year for nonemployee directors and ratably over three to four years for employees.
All RSAs and RSUs are granted at the fair value of the common stock at the time of the award. RSAs and RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period. Non-cash stock compensation expense recognized for RSAs and RSUs for the years ended December 31, 2021 and 2020 totaled $2.5 million and $3.5 million, respectively. The fair value of RSAs and RSUs that vested during the years ended December 31, 2021 and 2020 was $2.4 million and $3.7 million, respectively.
As of December 31, 2021 and 2020, there was $2.6 million and $2.7 million, respectively, of unrecognized compensation expense related to 489,703 and 464,919 unvested shares of RSAs, respectively, which amounts are expected to be recognized over a weighted average period of 1.69 years and 1.76 years, respectively. As of December 31, 2021 and 2020, 91,486 and 140,997 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections.
The following table summarizes share information about RSAs and RSUs:

	Years Ended December 31,
	2021		2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	605,916	$10.93	717,999	$10.53
Shares granted	295,058	10.17	261,722	11.62
Shares settled	(265,655)	11.02	(341,118)	10.60
Shares forfeited	(54,130)	10.30	(32,687)	11.09
End of the period balance	581,189	$10.56	605,916	$10.93

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At December 31, 2021 and 2020, there were 1,861,344 and 2,102,272 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. RSU awards were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan and were excluded from the shares reserved and available for grant under the Omnibus Plan. As of January 1, 2021, all RSUs were fully vested and no longer subject to forfeiture. During the year ended December 31, 2020, there were 1,468 shares of forfeited RSU awards.
16.     FAIR VALUE MEASUREMENTS
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments were as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2021:
Financial assets:
Cash, cash equivalents and restricted cash	$138,413	$138,413	$138,413	$—	$—
Debt securities:
Available for sale	647,317	647,317	—	647,317	—
Held to maturity	3,829	4,018	—	4,018	—
Equity securities	11,693	11,693	—	11,693	—
Loans receivable, net	6,261,885	6,297,548	—	—	6,297,548
Accrued interest receivable	17,761	17,761	1	927	16,833
FHLB stock	23,411	N/A	N/A	N/A	N/A
Interest rate swaps	3,108	3,108	—	3,108	—
Financial liabilities:
Deposits	$5,538,243	$5,541,417	$2,918,102	$2,623,315	$—
FHLB advances	751,647	755,981	—	755,981	—
Junior subordinated deferrable interest debentures	61,857	61,545	—	61,545	—
Senior debt	94,662	103,361	—	103,361	—
Accrued interest payable	118	118	—	118	—
As of December 31, 2020:
Financial assets:
Cash, cash equivalents and restricted cash	$178,861	$178,861	$178,861	$—	$—
Debt securities:
Available for sale	593,734	593,734	—	593,734	—
Held to maturity	7,467	7,870	—	7,870	—
Equity securities	12,037	12,037	—	12,037	—
Loans receivable, net	6,003,602	6,076,994	—	—	6,076,994
Accrued interest receivable	18,795	18,795	—	990	17,805
FHLB stock	25,122	N/A	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,264,329	$5,290,316	$2,022,133	$3,268,183	$—
FHLB advances	806,747	833,930	—	833,930	—
Junior subordinated deferrable interest debentures	61,857	60,526	—	60,526	—
Senior debt	94,539	102,096	—	102,096	—
Accrued interest payable	1,388	1,388	—	1,388	—
Interest rate swaps	7,258	7,258	—	7,258	—
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

Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2021 and 2020.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2021:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Residential MBS and CMOs	$200,133	$—	$200,133	$—
Commercial MBS and CMOs	407,746	—	407,746	—
Agency bonds	10,831	—	10,831	—
Other ABS	28,607	—	28,607	—
Total available for sale debt securities	$647,317	—	$647,317	—
Equity securities	$11,693	$—	$11,693	$—
Mortgage servicing rights	915	—	—	915
Interest rate swaps	3,108	—	3,108	—
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
There were no transfers between Level 1 and Level 2 during 2021 or 2020.
Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date.
As of December 31, 2021 and 2020, there were no assets or liabilities measured at fair value on a non-recurring basis and the Company held no REO.
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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $727 thousand and $959 thousand as of December 31, 2021 and 2020, respectively, based upon an analysis of quantitative and qualitative data of the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation.
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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If the Bank's capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At December 31, 2021, the Bank’s net worth was $802.8 million which equates to its Tier 1 capital of $799.5 million plus goodwill of $3.3 million and accumulated other comprehensive income related to net unrealized gains on available for sale securities of $88 thousand.
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
The following table provides cash flows associated with the Company's loan sale activities:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Proceeds from loan sales	$1,731	$998
Servicing fees	555	930
The following table provides information about the loans transferred through sales or securitization and not recorded in the consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of December 31, 2021:
Principal balance of loans	$12,243	$173,486
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2020:
Principal balance of loans	17,423	302,333
Loans 90+ days past due	—	—
Charge-offs, net	—	—
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
At December 31, 2021 and 2020, the Company had outstanding commitments of approximately $132.8 million and $116.9 million, respectively, for loans and lines of credit. Unfunded loan commitment reserves totaled $153 thousand and $59 thousand at December 31, 2021 and 2020, respectively.
Operating Leases
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2022 and 2030, with certain leases containing either five or ten year renewal options. At December 31, 2021, minimum commitments under these non-cancellable leases before considering renewal options were:

Years ending December 31,
(Dollars in thousands)
2022	$3,961
2023	2,746
2024	1,727
2025	1,276
2026	1,046
Thereafter	1,148
Total	$11,904

Rent expense under operating leases was $4.4 million for both the years ended December 31, 2021 and 2020. Sublease income earned was $566 thousand and $752 thousand for the years ended December 31, 2021 and 2020, respectively.
Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations or cash flows. In the ordinary course of operations, the Company may be party to various legal proceedings.
Correspondent Banking Agreements
The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured portions of these balances are limited to $250 thousand per institution based on FDIC insurance limits. At December 31, 2021 and 2020, the Company had $25.5 million and $26.0 million, respectively, in uninsured cash balances. Additionally, the Company had no restricted cash as collateral for its interest rate swap agreements at a correspondent bank as of December 31, 2021, compared to $8.9 million at December 31, 2020. The Company also has established federal funds lines of credit with correspondent banks totaling $50.0 million at both December 31, 2021 and 2020, none of which were advanced at those dates. The Company periodically monitors the financial condition and capital adequacy of these correspondent banks.

20.     PARENT COMPANY ONLY FINANCIAL INFORMATION
Summary parent company only financial information for the years ended December 31, 2021 and 2020 is as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$20,073	$29,025
Investment in Bank	802,843	739,088
Investment in Burbank Financial, Inc.	333	306
Investment in Luther Burbank Statutory Trusts 1 & 2	1,857	1,857
Receivable from Bank	241	247
Other assets	348	4
Total assets	$825,695	$770,527
LIABILITIES AND STOCKHOLDERS' EQUITY
Junior subordinated deferrable interest debentures	$61,857	$61,857
Other borrowings	94,662	94,539
Interest payable on junior subordinated deferrable interest debentures	49	49
Other liabilities and accrued expenses	(6)	391
Stockholders' equity	669,133	613,691
Total liabilities and stockholders' equity	$825,695	$770,527

CONDENSED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2021	2020
Net interest expense	$(7,313)	$(7,670)
Dividend income from Bank	22,700	65,360
Other noninterest income	30	41
Other operating expense	(308)	(301)
Income before income tax benefit and undistributed net income of subsidiaries	15,109	57,430
Income tax benefit	2,213	2,315
Income before undistributed net income of subsidiaries	17,322	59,745
Net equity in undistributed net income of subsidiaries	70,431	(19,833)
Net income (1)	$87,753	$39,912
(1) The group files a single tax return and the subsidiaries are treated, for federal, California and Oregon tax purposes, as divisions of a single corporation. The Company’s share of income tax expense is based on the amount which would be payable or receivable if separate returns were filed. Accordingly, the Company’s equity in the net income of its subsidiaries, including the Bank, are excluded from the computation of income taxes for financial statement purposes. For the years ended December 31, 2021 and 2020, the Company provided tax at the rates of 21.0%, 10.84% and 6.6% for federal, California and Oregon taxes, respectively.

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$87,753	$39,912
Adjustments to reconcile net income to net cash provided by operating activities:
Net equity in undistributed net income of subsidiaries	(70,431)	19,833
Change in receivable from Bank	6	(226)
Stock based compensation	2,529	3,535
Net change in other assets and liabilities	(618)	314
Net cash provided by operating activities	19,239	63,368
Cash flows from financing activities:
Cash paid for dividends	(18,446)	(12,314)
Shares withheld for taxes on vested restricted stock	(901)	(1,064)
Shares repurchased	(8,844)	(36,135)
Net cash used in financing activities	(28,191)	(49,513)
(Decrease) increase in cash and cash equivalents	(8,952)	13,855
Cash and cash equivalents, beginning of year	29,025	15,170
Cash and cash equivalents, end of year	$20,073	$29,025

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
Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2021.
Item 11. Executive Compensation
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company's compensation plans as of December 31, 2021:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	N/A	N/A	1,861,344
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,861,344
(1)    Consists of the Company's Omnibus Equity and Incentive Compensation Plan. For additional information, see Notes 14 and 15 to the Consolidated Financial Statements.
The remainder of the information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be presented in, and is incorporated herein by reference to, Luther Burbank Corporation's Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2021.

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
Report of Independent Registered Public Accounting Firm - Crowe LLP
Consolidated Financial Statements
Consolidated Statements of Financial Condition as of December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements
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

LUTHER BURBANK CORPORATION

DATED: March 14, 2022	By: /s/ Simone Lagomarsino
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

Signature	Position	Date

/s/ SIMONE LAGOMARSINO	President and Chief Executive Officer,	March 14, 2022
Simone Lagomarsino	Director (Principal Executive Officer)

/s/ LAURA TARANTINO	Executive Vice President and Chief Financial	March 14, 2022
Laura Tarantino	Officer (Principal Financial & Accounting Officer)

/s/ VICTOR S. TRIONE	Chairman	March 14, 2022
Victor S. Trione

/s/ RENU AGRAWAL	Director	March 14, 2022
Renu Agrawal

/s/ JOHN C. ERICKSON	Director	March 14, 2022
John C. Erickson

/s/ ANITA GENTLE NEWCOMB	Director	March 14, 2022
Anita Gentle Newcomb

/s/ BRADLEY M. SHUSTER	Director	March 14, 2022
Bradley M. Shuster

/s/ THOMAS C. WAJNERT	Director	March 14, 2022
Thomas C. Wajnert

/s/ M. MAX YZAGUIRRE	Director	March 14, 2022
M. Max Yzaguirre