Form 10-Q
period 2022-03-31
Luther Burbank Corp
filed 2022-05-06
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

As of May 2, 2022, there were 51,125,410 shares of the registrant’s common stock, no par value, outstanding.

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

Given the ongoing and dynamic nature of the coronavirus disease 2019 ("COVID-19") pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects remain uncertain. Deterioration in general business and economic conditions resulting from the continuing pandemic, including the tight labor market, supply chain disruptions, inflationary pressures, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Some of the other risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the impact of changes in interest rates; political instability; the effects of war or other conflicts, including, but not limited to, the current conflict between Russia and Ukraine; changes in the monetary policies of the U.S. Government; a decline in economic conditions; deterioration in the value of West Coast real estate, both residential and commercial; an increase in the level of non-performing assets and charge-offs; further increased competition among financial institutions; the Company’s ability to continue to attract deposits and quality loan customers; further government regulation, including regulations regarding capital requirements, and the implementation and costs associated with the same; internal and external fraud and cyber-security threats including the loss of bank or customer funds, loss of system functionality or the theft or loss of data; management’s ability to successfully manage the Company’s operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and the Company’s 2021 Annual Report on Form 10-K.

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

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and cash equivalents	$147,963	$138,413
Available for sale debt securities, at fair value	624,859	647,317
Held to maturity debt securities, at amortized cost (fair value of $3,802 and $4,018 at March 31, 2022 and December 31, 2021, respectively)	3,798	3,829
Equity securities, at fair value	11,116	11,693
Loans receivable, net of allowance for loan losses of $33,035 and $35,535 at March 31, 2022 and December 31, 2021, respectively	6,333,283	6,261,885
Accrued interest receivable	18,014	17,761
Federal Home Loan Bank ("FHLB") stock, at cost	22,563	23,411
Premises and equipment, net	15,590	16,090
Goodwill	3,297	3,297
Prepaid expenses and other assets	80,343	56,261
Total assets	$7,260,826	$7,179,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,601,247	$5,538,243
FHLB advances	751,647	751,647
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $307 and $338 at March 31, 2022 and December 31, 2021, respectively)	94,693	94,662
Accrued interest payable	153	118
Other liabilities and accrued expenses	83,229	64,297
Total liabilities	6,592,826	6,510,824

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, no par value; 100,000,000 shares authorized; 51,403,914 and 51,682,398 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	401,102	406,904
Retained earnings	278,856	262,141
Accumulated other comprehensive income (loss), net of taxes	(11,958)	88
Total stockholders' equity	668,000	669,133
Total liabilities and stockholders' equity	$7,260,826	$7,179,957
See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest and fee income:
Loans	$53,633	$54,058
Investment securities	2,301	1,982
Cash, cash equivalents and restricted cash	66	51
Total interest and fee income	56,000	56,091
Interest expense:
Deposits	6,020	11,606
FHLB advances	3,097	3,933
Junior subordinated deferrable interest debentures	275	258
Senior debt	1,574	1,575
Total interest expense	10,966	17,372
Net interest income before provision for loan losses	45,034	38,719
Reversal of provision for loan losses	(2,500)	(2,500)
Net interest income after provision for loan losses	47,534	41,219
Noninterest income:
FHLB dividends	354	367
Other income	(296)	(58)
Total noninterest income	58	309
Noninterest expense:
Compensation and related benefits	10,219	10,380
Deposit insurance premium	481	472
Professional and regulatory fees	539	484
Occupancy	1,194	1,215
Depreciation and amortization	603	655
Data processing	988	973
Marketing	458	292
Other expenses	1,030	933
Total noninterest expense	15,512	15,404
Income before provision for income taxes	32,080	26,124
Provision for income taxes	9,140	7,713
Net income	$22,940	$18,411

Basic earnings per common share	$0.45	$0.35
Diluted earnings per common share	$0.45	$0.35
Dividends per common share	$0.12	$0.06

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$22,940	$18,411
Other comprehensive loss:
Unrealized loss on available for sale debt securities:
Unrealized holding loss arising during the period	(16,965)	(3,815)
Tax effect	4,919	1,109
Total other comprehensive loss, net of tax	(12,046)	(2,706)
Comprehensive income	$10,894	$15,705

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, December 31, 2020	52,220,266	$414,120	$192,834	$6,737	$613,691
Net income	—	—	18,411	—	18,411
Other comprehensive loss	—	—	—	(2,706)	(2,706)
Restricted stock award grants	283,078	—	—	—	—
Settled restricted stock units	68,873	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(85,825)	(901)	—	—	(901)
Restricted stock forfeitures	(52,798)	(67)	13	—	(54)
Stock based compensation expense	—	651	—	—	651
Shares repurchased	(201,682)	(2,101)	—	—	(2,101)
Cash dividends ($0.06 per share)	—	—	(3,022)	—	(3,022)
Balance, March 31, 2021	52,231,912	$411,702	$208,236	$4,031	$623,969

Balance, December 31, 2021	51,682,398	$406,904	$262,141	$88	$669,133
Net income	—	—	22,940	—	22,940
Other comprehensive loss	—	—	—	(12,046)	(12,046)
Restricted stock award grants	206,675	—	—	—	—
Settled restricted stock units	6,759	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(62,422)	(875)	—	—	(875)
Restricted stock forfeitures	(4,100)	(4)	2	—	(2)
Stock based compensation expense	—	714	—	—	714
Shares repurchased	(425,396)	(5,637)	—	—	(5,637)
Cash dividends ($0.12 per share)	—	—	(6,227)	—	(6,227)
Balance, March 31, 2022	51,403,914	$401,102	$278,856	$(11,958)	$668,000

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$22,940	$18,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	603	655
Reversal of provision for loan losses	(2,500)	(2,500)
Amortization of deferred loan costs, net	4,792	4,626
Amortization of premiums on investment securities, net	337	657
Stock based compensation expense, net of forfeitures	710	584
Change in fair value of mortgage servicing rights	104	171
Change in fair value of equity securities	577	211
Other items, net	44	55
Effect of changes in:
Accrued interest receivable	(253)	(386)
Accrued interest payable	35	(654)
Prepaid expenses and other assets	4,293	1,773
Other liabilities and accrued expenses	3,140	1,800
Net cash provided by operating activities	34,822	25,403
Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of available for sale debt securities	38,296	39,735
Proceeds from maturities and paydowns of held to maturity debt securities	29	1,741
Purchases of available for sale debt securities	(33,140)	(90,113)
Net (increase) decrease in loans receivable	(81,469)	57,275
Purchase of loans, including discounts/premiums	—	(286,917)
Redemption of FHLB stock, net	848	—
Purchase of premises and equipment	(103)	(112)
Net cash used in investing activities	(75,539)	(278,391)
Cash flows from financing activities:
Net increase in deposits	63,004	127,579
Proceeds from long-term FHLB advances	100,000	—
Repayment of long-term FHLB advances	(100,000)	(100,000)
Net change in short-term FHLB advances	—	134,200
Shares withheld for taxes on vested restricted stock	(875)	(901)
Shares repurchased	(5,637)	(2,101)
Cash paid for dividends	(6,225)	(3,009)
Net cash provided by financing activities	50,267	155,768
Increase (decrease) in cash, cash equivalents and restricted cash	9,550	(97,220)
Cash, cash equivalents and restricted cash, beginning of period	138,413	178,861
Cash, cash equivalents and restricted cash, end of period	$147,963	$81,641
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,931	$18,026
Income taxes	$6	$8
Supplemental non-cash disclosures:
Lease liabilities arising from obtaining right-of-use assets	$16,255	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”), under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2022.

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

(Dollars in thousands, except share amounts)	Three Months Ended March 31,
	2022	2021
Net income	$22,940	$18,411

Weighted average basic common shares outstanding	51,337,488	51,982,731
Add: Dilutive effects of assumed vesting of restricted stock	76,931	115,507
Weighted average diluted common shares outstanding	51,414,419	52,098,238

Income per common share:
Basic EPS	$0.45	$0.35
Diluted EPS	$0.45	$0.35
Anti-dilutive shares not included in calculation of diluted earnings per share	20	3,695
Adoption of New Financial Accounting Standards
FASB ASU 2016-02
On January 1, 2022, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and subsequent amendments thereto, which requires the Company to recognize most leases on the balance sheet. The Company adopted the standard under a modified retrospective approach as of the date of adoption and elected to apply several of the available practical expedients, including carryover of historical lease determination and lease classification conclusions and accounting for lease and non-lease components in contracts in which the Company is a lessee as a single lease component.
Adoption of the leasing standard resulted in the recognition of operating right-of-use assets of $15.8 million, and operating lease liabilities of $16.3 million as of January 1, 2022. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption. There was no material impact to the timing of expense or income recognition in the Company’s unaudited consolidated statements of income. Prior periods were not restated and continue to be presented under legacy GAAP. Disclosures about the Company’s leasing activities are presented in Note 6.
FASB ASU 2022-01
In March 2022, the Financial Accounting Standards Board (“FASB”) issued guidance under the of the last-of-layer hedging method in Accounting Standards Codification ("ASC") 815 to expand the current single-layer method to allow multiple layers of a single closed portfolio to be hedged. To reflect the expansion, the last-of-layer method will be renamed the portfolio layer method. The amendments also expand the scope of and provide additional guidance specific to the portfolio layer method for hedge accounting. ASU 2022-01 will become effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

FASB ASU 2022-02
In March 2022, the FASB issued guidance to improve the usefulness of disclosures regarding certain loan refinancings, restructurings and write-offs under ASC 326. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit loss (“CECL”) methodology and enhance the disclosure requirements for certain loan refinancings and restructurings made to borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs for financing receivables and net investments in leases by year of origination. ASU 2022-02 will become effective for fiscal years beginning after December 15, 2022 for public business entities that have adopted the CECL accounting standard. The Company expects to adopt this guidance on January 1, 2023, concurrent with the adoption of the CECL standard. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.
2.     INVESTMENT SECURITIES
Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2022:
Government and Government Sponsored Entities:
Commercial mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$414,904	$1,895	$(10,196)	$406,603
Residential MBS and CMOs	188,493	477	(8,624)	180,346
Agency bonds	10,275	225	—	10,500
Other asset backed securities ("ABS")	28,028	—	(618)	27,410
Total available for sale debt securities	$641,700	$2,597	$(19,438)	$624,859
At December 31, 2021:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$407,111	$3,281	$(2,646)	$407,746
Residential MBS and CMOs	200,775	1,225	(1,867)	200,133
Agency bonds	10,587	244	—	10,831
Other ABS	28,720	37	(150)	28,607
Total available for sale debt securities	$647,193	$4,787	$(4,663)	$647,317
Net unrealized gains (losses) on available for sale investment securities are recorded as accumulated other comprehensive income (loss) within stockholders’ equity and totaled $(12.0) million and $88 thousand, net of $4.9 million and $(36) thousand in tax assets (liabilities), at March 31, 2022 and December 31, 2021, respectively. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities during the three months ended March 31, 2022 or 2021.

The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$152,363	$(6,982)	$46,724	$(3,214)	$199,087	$(10,196)
Residential MBS and CMOs	115,227	(6,427)	19,497	(2,197)	134,724	(8,624)
Agency bonds	—	—	—	—	—	—
Other ABS	27,411	(618)	—	—	27,411	(618)
Total available for sale debt securities	$295,001	$(14,027)	$66,221	$(5,411)	$361,222	$(19,438)
At March 31, 2022, the Company held 86 residential MBS and CMOs of which 27 were in a loss position and five had been in a loss position for twelve months or more. The Company held 57 commercial MBS and CMOs of which 29 were in a loss position and five had been in a loss position for twelve months or more. The Company held three other ABS of which three were in a loss position and none had been in a loss position for twelve months or more.

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$157,031	$(2,632)	$10,608	$(14)	$167,639	$(2,646)
Residential MBS and CMOs	118,803	(1,864)	247	(3)	119,050	(1,867)
Other ABS	$15,253	$(150)	$—	$—	$15,253	$(150)
Total available for sale debt securities	$291,087	$(4,646)	$10,855	$(17)	$301,942	$(4,663)
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
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2022 or December 31, 2021.
As of March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.

Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of March 31, 2022:
Government Sponsored Entities:
Residential MBS	$3,731	$18	$(14)	$3,735
Other investments	67	—	—	67
Total held to maturity investment securities	$3,798	$18	$(14)	$3,802
As of December 31, 2021:
Government Sponsored Entities:
Residential MBS	$3,761	$189	$—	$3,950
Other investments	68	—	—	68
Total held to maturity investment securities	$3,829	$189	$—	$4,018
The following table summarizes the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
As of March 31, 2022:
Government Sponsored Entities:
Residential MBS	$1,992	$(14)	$—	$—	$1,992	$(14)
At March 31, 2022, the Company had seven held to maturity residential MBS of which five were in a loss position and none had been in a loss position for twelve months or more.
The unrecognized losses on the Company’s held to maturity investments at March 31, 2022 were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2022.
The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of March 31, 2022:

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
Five to ten years	$10,275	$10,500
MBS, CMOs and other ABS	631,425	614,359
Total available for sale debt securities	$641,700	$624,859
Held to maturity investments securities
Five to ten years	$67	$67
MBS	3,731	3,735
Total held to maturity debt securities	$3,798	$3,802

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities, collateralized mortgage obligations and other asset backed securities are not included in the maturity categories above and instead are shown separately. No securities were pledged as of March 31, 2022 or December 31, 2021.

Equity Securities

Equity securities consist of investments in a qualified community reinvestment fund. At March 31, 2022 and December 31, 2021, the fair value of equity securities totaled $11.1 million and $11.7 million, respectively. Changes in fair value are recognized in other noninterest income and totaled $(577) thousand and $(211) thousand during the three months ended March 31, 2022 and 2021, respectively. There were no sales of equity securities during the three months ended March 31, 2022 or 2021.
3.     LOANS
Loans consist of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Permanent mortgages on:
Multifamily residential	$4,232,227	$4,210,735
Single family residential	1,916,220	1,881,676
Commercial real estate	194,354	187,097
Construction and land loans	23,517	17,912
Total	6,366,318	6,297,420
Allowance for loan losses	(33,035)	(35,535)
Loans held for investment, net	$6,333,283	$6,261,885

Certain loans have been pledged to secure borrowing arrangements (see Note 8).
The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land and Construction	Total
Three months ended March 31, 2022
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$26,043	$7,224	$2,094	$174	$35,535
(Reversal of) provision for loan losses	(1,892)	(427)	(212)	31	(2,500)
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance allocated to portfolio segments	$24,151	$6,797	$1,882	$205	$33,035
Three months ended March 31, 2021
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$33,259	$9,372	$3,347	$236	$46,214
(Reversal of) provision for loan losses	(2,421)	442	(476)	(45)	(2,500)
Charge-offs	—	—	—	—	—
Recoveries	—	2	—	50	52
Ending balance allocated to portfolio segments	$30,838	$9,816	$2,871	$241	$43,766

The following table summarizes the allocation of the allowance for loan losses by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land and Construction	Total
As of March 31, 2022:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	24,151	6,772	1,882	205	33,010
Ending balance	$24,151	$6,797	$1,882	$205	$33,035
Loans:
Ending balance: individually evaluated for impairment	$500	$5,643	$—	$—	$6,143
Ending balance: collectively evaluated for impairment	4,231,727	1,910,577	194,354	23,517	6,360,175
Ending balance	$4,232,227	$1,916,220	$194,354	$23,517	$6,366,318
As of December 31, 2021:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	26,043	7,199	2,094	174	35,510
Ending balance	$26,043	$7,224	$2,094	$174	$35,535
Loans:
Ending balance: individually evaluated for impairment	$505	$5,687	$—	$—	$6,192
Ending balance: collectively evaluated for impairment	4,210,230	1,875,989	187,097	17,912	6,291,228
Ending balance	$4,210,735	$1,881,676	$187,097	$17,912	$6,297,420

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

The following table summarizes the loan portfolio allocated by management’s internal risk ratings at March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of March 31, 2022:
Grade:
Pass	$4,165,085	$1,897,046	$188,236	$22,982	$6,273,349
Watch	50,535	16,071	5,150	535	72,291
Special mention	4,610	1,326	968	—	6,904
Substandard	11,997	1,777	—	—	13,774
Total	$4,232,227	$1,916,220	$194,354	$23,517	$6,366,318
As of December 31, 2021:
Grade:
Pass	$4,129,767	$1,856,942	$180,950	$17,523	$6,185,182
Watch	66,062	22,946	6,147	389	95,544
Special mention	4,586	—	—	—	4,586
Substandard	10,320	1,788	—	—	12,108
Total	$4,210,735	$1,881,676	$187,097	$17,912	$6,297,420
The following table summarizes an aging analysis of the loan portfolio by the time past due at March 31, 2022 and December 31, 2021:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of March 31, 2022:
Loans:
Multifamily residential	$—	$362	$—	$500	$4,231,365	$4,232,227
Single family residential	1,170	1,326	—	1,777	1,911,947	1,916,220
Commercial real estate	—	—	—	—	194,354	194,354
Land and construction	—	—	—	—	23,517	23,517
Total	$1,170	$1,688	$—	$2,277	$6,361,183	$6,366,318
As of December 31, 2021:
Loans:
Multifamily residential	$—	$—	$—	$505	$4,210,230	$4,210,735
Single family residential	271	—	—	1,788	1,879,617	1,881,676
Commercial real estate	—	—	—	—	187,097	187,097
Land and construction	—	—	—	—	17,912	17,912
Total	$271	$—	$—	$2,293	$6,294,856	$6,297,420

The following table summarizes information related to impaired loans at March 31, 2022 and December 31, 2021:

	As of March 31, 2022			As of December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$500	$577	$—	$505	$582	$—
Single family residential	4,813	5,004	—	4,847	5,033	—
	5,313	5,581	—	5,352	5,615	—
With an allowance recorded:
Single family residential	830	827	25	840	836	25
	830	827	25	840	836	25
Total:
Multifamily residential	500	577	—	505	582	—
Single family residential	5,643	5,831	25	5,687	5,869	25
	$6,143	$6,408	$25	$6,192	$6,451	$25
The following table summarizes information related to impaired loans for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$503	$8	$8	$1,566	$5	$5
Single family residential	4,830	43	19	5,790	61	57
	5,333	51	27	7,356	66	62
With an allowance recorded:
Single family residential	835	6	—	871	7	—
	835	6	—	871	7	—
Total:
Multifamily residential	503	8	8	1,566	5	5
Single family residential	5,665	49	19	6,661	68	57
	$6,168	$57	$27	$8,227	$73	$62

The following table summarizes the recorded investment related to troubled debt restructurings ("TDRs") at March 31, 2022 and December 31, 2021:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Troubled debt restructurings:
Single family residential	$1,607	$1,204
The Company has allocated $25 thousand of its allowance for loan losses for loans modified in TDRs at both March 31, 2022 and December 31, 2021. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs.

During the three months ended March 31, 2022, the Company modified the terms of one loan that qualified as a TDR. The following table provides details of this modification:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family residential	1	$405	$412
Terms of the modification above included suspension of loan payments for six months and a similar extension of the loan term. The TDR above resulted in no increase to the allowance for loan losses and no charge-offs primarily due to collateral support provided by the secondary source of repayment. There were no new TDRs during the three months ended March 31, 2021.
The Company had no TDRs with a subsequent payment default within twelve months following the modification during the three months ended March 31, 2022 and 2021. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
4.     NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned. The Company’s nonperforming assets at March 31, 2022 and December 31, 2021 are indicated below:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Non-accrual loans:
Multifamily residential	$500	$505
Single family residential	1,777	1,788
Total non-accrual loans	2,277	2,293
Real estate owned	—	—
Total nonperforming assets	$2,277	$2,293
Interest income on non-accrual loans is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loans are deemed to be fully collectible. If there is doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on non-accrual loans during the three months ended March 31, 2022 and 2021 totaling $27 thousand and $62 thousand, respectively. Contractual interest not recorded on nonperforming loans during the three months ended March 31, 2022 and 2021 totaled $7 thousand and $16 thousand, respectively.

Generally, nonaccrual loans are considered impaired because the repayment of the loan will not be made in accordance with the original contractual agreement.
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

(Dollars in thousands)	March 31, 2022	December 31, 2021
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$105,741	$127,431
Other financial institutions	57,249	58,298
Total mortgage loans serviced for others	$162,990	$185,729
Custodial account balances maintained in connection with serviced loans totaled $1.3 million and $5.0 million at March 31, 2022 and December 31, 2021, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Beginning balance	$915	$1,599
Additions	—	—
Disposals	—	—
Changes in fair value due to changes in assumptions	—	—
Other changes in fair value	(104)	(171)
Ending balance	$811	$1,428
Fair value as of March 31, 2022 was determined using a discount rate of 10%, prepayment speeds ranging from 5.6% to 48.4% and a weighted average default rate of 5%. The weighted average prepayment speed at March 31, 2022 was 27.7%. Fair value as of December 31, 2021 was determined using a discount rate of 10%, prepayment speeds ranging from 7.6% to 48.8% and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2021 was 29.2%.
6.     LEASES
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2022 and 2030, with certain leases containing five year renewal options. The Company includes lease extension options in the lease term if it is reasonably certain the Company will exercise the option, when considering the economic incentive to do so. Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. All of the Company’s leases are classified as operating leases and prior to the adoption of ASU 2016-02 on January 1, 2022, were not recognized on the Company's consolidated statements of financial condition.
Upon adoption of the new lease standard on January 1, 2022, the Company recorded operating lease right-of-use assets and operating lease liabilities on the Company's consolidated statements of financial condition. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.
The Company uses its incremental borrowing rate at lease commencement to discount lease payments when the rate implicit in the lease is not readily determinable. The Company's incremental borrowing rate was based on the FHLB advance rate based on the lease term and other factors. In addition, the Company has elected to account for any non-lease components in its leases as part of the associated lease component. The Company also has elected to not recognize short-term leases with an original term of 12 months or less on the Company's consolidated statements of financial condition.

Supplemental lease information as of or for the three months ended March 31, 2022 is as follows:

(Dollars in thousands)
Balance sheet:
Operating lease right-of-use assets included in prepaid expenses and other assets	$14,940
Operating lease liabilities included in other liabilities and accrued expenses	$15,337
Income statement:
Operating lease costs included in occupancy expense	$929

Weighted average remaining lease term (years) of operating leases	4.9
Weighted average discount rate of operating leases	1.67%
Cash paid for amounts included in the measurement of operating lease liabilities	$1,033

At March 31, 2022, future undiscounted lease payments with initial terms of one year or more are as follows:

(Dollars in thousands)
April 1 - December 31, 2022	$2,919
2023	3,560
2024	2,737
2025	2,311
2026	2,108
Thereafter	2,418
Total undiscounted lease payments	16,053
Less: Imputed interest	(716)
Net lease liabilities	$15,337
7.     DEPOSITS
A summary of deposits at March 31, 2022 and December 31, 2021 is as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Money market savings	$2,443,522	$2,294,367
Time deposits	2,209,375	2,335,141
Money market checking	612,201	580,325
Interest-bearing demand	172,242	176,126
Noninterest-bearing demand	163,907	152,284
Total	$5,601,247	$5,538,243
The Company had time deposits that met or exceeded the FDIC insurance limit of $250 thousand of $961.8 million and $1.1 billion at March 31, 2022 and December 31, 2021, respectively.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $76.0 million and $25.8 million at March 31, 2022 and December 31, 2021, respectively.

Maturities of the Company’s time deposits at March 31, 2022 are summarized as follows:

(Dollars in thousands)
April 1 - December 31, 2022	$1,787,146
2023	335,529
2024	26,210
2025	9,469
2026	44,225
Thereafter	6,796
Total	$2,209,375
8.     FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets, provided that adequate collateral has been pledged. As of March 31, 2022 and December 31, 2021, the Bank had pledged various mortgage loans totaling approximately $2.3 billion and $2.4 billion, respectively, as well as the FHLB stock held by the Bank, to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $570.9 million and $583.0 million as of March 31, 2022 and December 31, 2021, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of March 31, 2022 or December 31, 2021.
The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

	Outstanding Balances		As of March 31, 2022
(Dollars in thousands)	March 31, 2022	December 31, 2021	Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate	Maturity Dates
Fixed rate long-term	751,647	751,647	0.38%	7.33%	1.75%	March 2023 to March 2030
The Bank's available borrowing capacity based on pledged loans to the FHLB and the FRB totaled $1.0 billion and $1.2 billion at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Bank had aggregate loan balances of $2.7 billion and $2.5 billion, respectively, available to pledge to the FHLB and FRB to increase its borrowing capacity. As of March 31, 2022 and December 31, 2021, the Bank pledged as collateral a $62.6 million FHLB letter of credit to Freddie Mac related to our multifamily securitization reimbursement obligation.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the three months ended March 31, 2022, there was a maximum amount of short-term borrowings outstanding of $135.3 million and an average amount outstanding of $21.7 million with a weighted average interest rate of 0.34%. During the three months ended March 31, 2021, there was a maximum amount of short-term borrowings outstanding of $203.6 million and an average amount outstanding of $88.8 million, with a weighted average interest rate of 0.14%.

The following table summarizes scheduled principal payments on FHLB advances over the next five years as of March 31, 2022:

(Dollars in thousands)
April 1 - December 31, 2022	$—
2023	250,000
2024	300,000
2025	101,500
2026	100,000
Thereafter	147
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
The following table is a summary of the outstanding Trust Securities and Notes at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	2.21%	$41,238	1.58%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	2.45%	$20,619	1.82%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
10.     SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$307	$95,000	$338	9/30/2024	6.50%
11.     DERIVATIVES AND HEDGING ACTIVITIES
From time to time, the Company utilizes interest rate swaps and other derivative financial instruments as part of its asset liability management strategy to manage interest rate risk positions.

Fair Value Hedges of Interest Rate Risk
As of March 31, 2022, the Company held three two-year interest rate swaps with a total notional amount of $750 million. During the three months ended March 31, 2022, the Company entered into a new two-year swap agreement with a notional amount of $100.0 million. The other two swaps were entered into in February and June 2021. The swaps provide a hedge against the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. Additionally, during the three months ended March 31, 2021, the Company also held two separate, two-year interest rate swaps with a total notional amount of $1.0 billion. These swaps, which were in equal notional amounts of $500.0 million, matured in June and August 2021, and provided a hedge against the interest rate risk related to certain hybrid multifamily loans which were in their fixed rate period.

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

The following table presents the effect of the Company’s interest rate swaps on the unaudited consolidated statements of income for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Derivative - interest rate swaps:
Interest loss	$(65)	$(3,416)
Hedged items - loans:
Interest loss	(13)	(15)
Net decrease in interest income	$(78)	$(3,431)
The following table presents the fair value of the Company’s interest rate swaps, as well as their classification in the consolidated statements of financial condition as of March 31, 2022 and December 31, 2021:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
As of March 31, 2022:
Interest Rate Swaps	$750,000	Prepaid Expenses and Other Assets	$10,874	Other Liabilities and Accrued Expenses	$—
As of December 31, 2021:
Interest Rate Swaps	$650,000	Prepaid Expenses and Other Assets	$3,108	Other Liabilities and Accrued Expenses	$—

As of March 31, 2022 and December 31, 2021, the following amounts were recorded in the consolidated statements of financial condition related to cumulative basis adjustments for its fair value hedges:

Line Item in the Consolidated Statements of Financial Condition in Which the Hedged Items are Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
As of March 31, 2022:
Loans receivable, net (1)	$739,111	$(10,889)
As of December 31, 2021:
Loans receivable, net (1)	$646,890	$(3,110)
(1) These amounts include the amortized cost basis of portfolio loans used to designate hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2022 and December 31, 2021, the amortized cost basis of the portfolio loans used in these hedging relationships were $1.1 billion and $1.0 billion, respectively; the cumulative basis adjustments associated with these hedging relationships were $(10.9) million and $(3.1) million, respectively, and the amount of the designated hedged items were $739.1 million and $646.9 million, respectively.
12.     STOCK BASED COMPENSATION
The Company’s stock based compensation consists of restricted stock awards ("RSAs") and restricted stock units ("RSUs") granted under the Luther Burbank Corporation Omnibus Equity and Incentive Compensation Plan ("Omnibus Plan"). In connection with its initial public offering ("IPO") in December 2017, the Company granted RSUs in exchange for unvested phantom stock awards related to a then discontinued employee benefit plan that awarded phantom stock to certain key executives and nonemployee directors. The RSUs were granted on a per share basis, with the same vesting schedule and deferral elections that existed for the original phantom stock awards. Post IPO, the Company typically grants RSAs to nonemployee directors and certain employees on an annual basis. RSA grants vest after one year for nonemployee directors and ratably over three to four years for employees.

All RSAs and RSUs are granted at the fair value of the common stock at the time of the award. RSAs and RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period. Non-cash stock compensation expense recognized for RSAs and RSUs for the three months ended March 31, 2022 totaled $710 thousand compared with $584 thousand for the three months ended March 31, 2021. The fair value of RSAs and RSUs that vested during the three months ended March 31, 2022 and 2021 totaled $2.6 million and $2.4 million, respectively.

As of March 31, 2022 and December 31, 2021, there was $4.7 million and $2.6 million, respectively, of unrecognized compensation expense related to 445,331 and 489,703 unvested RSAs, respectively, which amounts were expected to be expensed over a weighted average period of 2.06 years and 1.69 years, respectively. As of March 31, 2022 and December 31, 2021, 84,727 and 91,486 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about RSAs and RSUs:

	Three Months Ended March 31,
	2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	581,189	$10.56	605,916	$10.93
Shares granted	206,675	13.81	283,078	10.07
Shares settled	(253,706)	10.45	(265,655)	11.02
Shares forfeited	(4,100)	11.93	(52,798)	10.26
End of the period balance	530,058	$11.87	570,541	$10.52

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At March 31, 2022 and December 31, 2021, there were 1,658,769 and 1,861,344 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. RSU awards were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan and were excluded from the shares reserved and available for grant under the Omnibus Plan. As of January 1, 2021, all RSUs were fully vested and no longer subject to forfeiture.
13.     FAIR VALUE MEASUREMENTS
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments were as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2022:
Financial assets:
Cash and cash equivalents	$147,963	$147,963	$147,963	$—	$—
Debt securities:
Available for sale	624,859	624,859	—	624,859	—
Held to maturity	3,798	3,802	—	3,802	—
Equity securities	11,116	11,116	—	11,116	—
Loans receivable, net	6,333,283	6,354,197	—	—	6,354,197
Accrued interest receivable	18,014	18,014	5	933	17,076
FHLB stock	22,563	N/A	N/A	N/A	N/A
Interest rate swaps	10,874	10,874	—	10,874	—
Financial liabilities:
Deposits	$5,601,247	$5,583,142	$3,106,872	$2,476,270	$—
FHLB advances	751,647	733,659	—	733,659	—
Junior subordinated deferrable interest debentures	61,857	59,519	—	59,519	—
Senior debt	94,693	96,818	—	96,818	—
Accrued interest payable	153	153	—	153	—
As of December 31, 2021:
Financial assets:
Cash and cash equivalents	$138,413	$138,413	$138,413	$—	$—
Debt securities:
Available for sale	647,317	647,317	—	647,317	—
Held to maturity	3,829	4,018	—	4,018	—
Equity securities	11,693	11,693	—	11,693	—
Loans receivable, net	6,261,885	6,297,548	—	—	6,297,548
Accrued interest receivable	17,761	17,761	1	927	16,833
FHLB stock	23,411	N/A	N/A	N/A	N/A
Interest rate swaps	3,108	3,108	—	3,108	—
Financial liabilities:
Deposits	$5,538,243	$5,541,417	$2,918,102	$2,623,315	$—
FHLB advances	751,647	755,981	—	755,981	—
Junior subordinated deferrable interest debentures	61,857	61,545	—	61,545	—
Senior debt	94,662	103,361	—	103,361	—
Accrued interest payable	118	118	—	118	—
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
Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2022 and December 31, 2021.

Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2022:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$406,603	$—	$406,603	$—
Residential MBS and CMOs	180,346	—	180,346	—
Agency bonds	10,500	—	10,500	—
Other ABS	27,410	—	27,410	—
Total available for sale debt securities	$624,859	$—	$624,859	$—
Equity securities	$11,116	$—	$11,116	$—
Mortgage servicing rights	811	—	—	811
Interest rate swaps	10,874	—	10,874	—
As of December 31, 2021:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$407,746	$—	$407,746	$—
Residential MBS and CMOs	200,133	—	200,133	—
Agency bonds	10,831	—	10,831	—
Other ABS	28,607	—	28,607	—
Total available for sale debt securities	$647,317	$—	$647,317	$—
Equity securities	$11,693	$—	$11,693	$—
Mortgage servicing rights	915	—	—	915
Interest rate swaps	3,108	—	3,108	—
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2022 or 2021.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date.

At both March 31, 2022 and December 31, 2021, there were no assets or liabilities measured at fair value on a non-recurring basis and the Company held no other real estate owned.
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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $615 thousand and $727 thousand as of March 31, 2022 and December 31, 2021, respectively, based upon an analysis of quantitative and qualitative data of the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation.
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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If the Bank's capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At March 31, 2022, the Bank’s net worth was $807.4 million which equates to its Tier 1 capital of $816.1 million plus goodwill of $3.3 million and accumulated other comprehensive loss related to net unrealized losses on available for sale securities of $12.0 million.
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
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Servicing fees	97	171
The following table provides information about the loans transferred through sales or securitization and not recorded in the consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of March 31, 2022:
Principal balance of loans	$11,882	$151,108
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2021:
Principal balance of loans	$12,243	$173,486
Loans 90+ days past due	—	—
Charge-offs, net	—	—
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
At March 31, 2022 and December 31, 2021, the Company had outstanding commitments of approximately $134.0 million and $132.8 million, respectively, for loans and lines of credit. Unfunded commitment reserves totaled $155 thousand and $153 thousand at March 31, 2022 and December 31, 2021, respectively.
Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations or cash flows. In the ordinary course of operations, the Company may be party to various legal proceedings.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured portions of these balances are limited to $250 thousand per institution based on FDIC insurance limits. At March 31, 2022 and December 31, 2021, the Company had $25.7 million and $25.5 million, respectively, in uninsured available cash balances. The Company also has established federal funds lines of credit with correspondent banks totaling $50.0 million at both March 31, 2022 and December 31, 2021, none of which were advanced at those dates. The Company periodically monitors the financial condition and capital adequacy of these correspondent banks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at March 31, 2022 and December 31, 2021 and our results of operations for the three months ended March 31, 2022 and March and December 31, 2021, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022 (our “Annual Report”) and with the accompanying Notes to Unaudited Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (this “Report”). During the quarter ended March 31, 2022, we are transitioning from providing a discussion of our current quarterly results of operations and the same period last year to a discussion of our current quarterly results of operations and the immediately preceding quarter. We are making this change as we believe comparing our current quarterly results to the immediately preceding quarter provides a more meaningful discussion of our financial performance than comparing our current quarterly results to the same prior year period. Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings, the discussion and analysis relates to activities primarily conducted by the Bank.
Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Gardena, California with $7.3 billion in assets at March 31, 2022. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.
Selected Financial Data
The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three months ended March 31, 2022 and 2021 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Report. The selected historical consolidated financial data for the three months ended December 31, 2021 are derived from our unaudited consolidated financial statements which are included in our previously filed Form 8-K on January 25, 2022 as Exhibit 99.1. The selected historical consolidated financial data as of December 31, 2021 (except as otherwise noted below) are derived from our audited consolidated financial statements in our previously filed Annual Report. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Statements of Income and Financial Condition Data
Net Income	$22,940	$23,383	$18,411
Pre-tax, pre-provision net earnings (1)	$29,580	$31,135	$23,624
Total assets	$7,260,826	$7,179,957	$7,078,974
Per Common Share
Diluted earnings per share	$0.45	$0.45	$0.35
Book value per share	$13.00	$12.95	$11.95
Tangible book value per share (1)	$12.93	$12.88	$11.88
Selected Ratios
Return on average:
Assets	1.28%	1.30%	1.05%
Stockholders' equity	13.60%	14.08%	11.82%
Dividend payout ratio	27.14%	26.57%	16.34%
Net interest margin	2.54%	2.57%	2.23%
Efficiency ratio (1)	34.40%	32.84%	39.47%
Noninterest expense to average assets	0.86%	0.85%	0.88%
Loan to deposit ratio	113.66%	113.71%	116.31%
Credit Quality Ratios
Allowance for loan losses to loans	0.52%	0.56%	0.70%
Allowance for loan losses to nonperforming loans	1,450.81%	1,549.72%	650.99%
Nonperforming assets to total assets	0.03%	0.03%	0.09%
Net recoveries to average loans	—%	—%	(0.00)%
Capital Ratios
Tier 1 leverage ratio	10.27%	10.12%	9.71%
Total risk-based capital ratio	19.37%	19.61%	18.55%

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

Our most significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2021, included in our Annual Report. We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.

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

We have elected to take advantage of the scaled disclosures and other relief under the JOBS Act, and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company. Our eligibility as an emerging growth company under the JOBS Act is expected to expire on December 31, 2022, which is the last day of the fiscal year following the five year anniversary from the date of our initial public offering.

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
While we use available information, including independent appraisals for collateral, to estimate the extent of probable incurred loan losses within the loan portfolio, inherent uncertainties in the estimation process make it reasonably possible that ultimate losses may vary significantly from our original estimates. In addition, we utilize a number of economic variables in estimating the allowance, with the most significant drivers being unemployment levels and housing prices. Material changes in these economic variables may result in incremental changes in the estimated level of our allowance. Generally, loans are partially or fully charged off when it is determined that the unpaid principal balance exceeds the current fair value of the collateral with no other likely source of repayment. The Company currently utilizes the incurred loss methodology to determine its allowance for loan losses. The Company expects to adopt the current expected credit loss ("CECL") allowance methodology on January 1, 2023.
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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or For the Three Months Ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Pre-tax, Pre-provision Net Earnings
Income before taxes	$32,080	$32,935	$26,124
Plus: Reversal of provision for loan losses	(2,500)	(1,800)	(2,500)
Pre-tax, pre-provision net earnings	$29,580	$31,135	$23,624
Efficiency Ratio
Noninterest expense (numerator)	$15,512	$15,226	$15,404
Net interest income	$45,034	$45,725	$38,719
Noninterest income	58	636	309
Operating revenue (denominator)	$45,092	$46,361	$39,028
Efficiency ratio	34.40%	32.84%	39.47%
Tangible Book Value Per Share
Total assets	$7,260,826	$7,179,957	$7,078,974
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	7,257,529	7,176,660	7,075,677
Less: Total liabilities	(6,592,826)	(6,510,824)	(6,455,005)
Tangible stockholders' equity (numerator)	$664,703	$665,836	$620,672
Period end shares outstanding (denominator)	51,403,914	51,682,398	52,231,912
Tangible book value per share	$12.93	$12.88	$11.88

Results of Operations - Three Months Ended March 31, 2022 and December 31, 2021

Overview

For the three months ended March 31, 2022, our net income was $22.9 million as compared to $23.4 million for the three months ended December 31, 2021. The decrease of $443 thousand, or 1.9%, was attributable to a decrease in net interest income of $691 thousand, a decrease in noninterest income of $578 thousand and an increase in noninterest expense of $286 thousand, partially offset by an increase in reversal of provision for loan losses of $700 thousand and a decrease in income tax expense of $412 thousand. Pre-tax, pre-provision net earnings decreased by $1.6 million, or 5.0%, for the three months ended March 31, 2022 as compared to the linked quarter.

Net Interest Income

Net interest income decreased by $691 thousand, or 1.5%, to $45.0 million for the three months ended March 31, 2022 from $45.7 million for the prior quarter due to lower loan interest income, partially offset by lower interest expense on our deposit portfolio, which benefited from higher rate term deposits repricing into new lower cost products. The decline in loan interest income was primarily due to the prepayment of higher yielding loans being replaced with loans at lower current interest rates, as well as a decline in prepayment penalties on early loan payoffs. As compared to the linked quarter, the yield on our loan portfolio declined by 10 basis points and the cost of interest bearing deposits declined by 3 basis points.

Our net interest margin was 2.54% during the three months ended March 31, 2022 compared to 2.57% during the prior quarter. Our net interest margin reflects the net impact of a decrease in the yield on interest earning assets partly offset by a decrease in the cost of interest bearing liabilities. During the first quarter, the yield on our interest earning assets decreased by 7 basis points primarily due to the decline in loan yield, discussed above, while the cost of our interest bearing liabilities decreased by 3 basis points primarily due to the decline in the cost of deposits, discussed above. Our net interest spread in the first quarter was 2.46%, decreasing by 4 basis points as compared to the linked quarter.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended March 31, 2022 and December 31, 2021. The average balances are daily averages.

	For the Three Months Ended
	March 31, 2022			December 31, 2021
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,211,697	$39,146	3.72%	$4,202,677	$39,967	3.80%
Single family residential	1,867,416	12,025	2.58%	1,879,844	12,908	2.75%
Commercial real estate	193,871	2,204	4.55%	191,659	2,143	4.47%
Construction and land	20,341	258	5.14%	16,517	221	5.31%
Total loans (1)	6,293,325	53,633	3.41%	6,290,697	55,239	3.51%
Investment securities	650,091	2,301	1.42%	677,624	2,163	1.28%
Cash, cash equivalents and restricted cash	153,370	66	0.17%	154,722	62	0.16%
Total interest-earning assets	7,096,786	56,000	3.16%	7,123,043	57,464	3.23%
Noninterest-earning assets (2)	92,904			73,823
Total assets	$7,189,690			$7,196,866
Interest-Bearing Liabilities
Transaction accounts	$169,580	95	0.22%	$169,132	95	0.22%
Money market demand accounts	2,964,527	3,222	0.43%	2,801,908	3,178	0.44%
Time deposits	2,231,471	2,703	0.49%	2,457,668	3,449	0.55%
Total deposits	5,365,578	6,020	0.45%	5,428,708	6,722	0.48%
FHLB advances	761,119	3,097	1.65%	751,653	3,190	1.68%
Junior subordinated debentures	61,857	275	1.80%	61,857	252	1.62%
Senior debt	94,673	1,574	6.65%	94,642	1,575	6.66%
Total interest-bearing liabilities	6,283,227	10,966	0.70%	6,336,860	11,739	0.73%
Noninterest-bearing deposit accounts	147,533			126,225
Other noninterest-bearing liabilities	84,022			69,453
Total liabilities	6,514,782			6,532,538
Total stockholders' equity	674,908			664,328
Total liabilities and stockholders' equity	$7,189,690			$7,196,866

Net interest spread (3)			2.46%			2.50%
Net interest income/margin (4)		$45,034	2.54%		$45,725	2.57%
(1)     Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $4.8 million and $4.6 million for the three months ended March 31, 2022 and December 31, 2021, respectively.
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

	Three Months Ended March 31, 2022 vs December 31, 2021
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$80	$(901)	$(821)
Single family residential	(85)	(798)	(883)
Commercial real estate	24	37	61
Construction and land	45	(8)	37
Total loans	64	(1,670)	(1,606)
Investment securities	(91)	229	138
Cash, cash equivalents and restricted cash	(1)	5	4
Total interest-earning assets	(28)	(1,436)	(1,464)
Interest-Bearing Liabilities
Transaction accounts	—	—	—
Money market demand accounts	132	(88)	44
Time deposits	(341)	(405)	(746)
Total deposits	(209)	(493)	(702)
FHLB advances	8	(101)	(93)
Junior subordinated debentures	1	(2)	(1)
Senior debt	—	23	23
Total interest-bearing liabilities	(200)	(573)	(773)

Net Interest Income	$172	$(863)	$(691)

Total interest income decreased by $1.5 million, or 2.5%, for the three months ended March 31, 2022 as compared to the prior quarter. This decline was primarily due to a $1.6 million reduction in interest income earned on loans caused by a 10 basis point decrease in our loan yield due to the prepayment of higher yielding loans being replaced with loans at lower current interest rates, as well as a decline in prepayment penalties on early loan payoffs compared to the prior quarter.

The volume of new loan originations totaled $568.9 million and $498.7 million for the three months ended March 31, 2022 and December 31, 2021, respectively. The weighted average rate on new loans for the three months ended March 31, 2022 was 3.14% as compared to 3.19% for the linked quarter. The decline in the average coupon on originations was primarily due to competitive pricing pressures coupled with a higher percentage of single family loans originated during the current quarter. Single family residential loans generally carry a lower origination rate than our other lending products. Loan prepayment speeds were 26.2% and 28.1% during the three months ended March 31, 2022 and December 31, 2021, respectively. The weighted average rate on loan payoffs/curtailments during the three months ended March 31, 2022 was 3.70% as compared to 3.89% for the prior quarter.
Total interest expense decreased $773 thousand, or 6.6%, to $11.0 million, for the three months ended March 31, 2022 from $11.7 million for the prior quarter. Interest expense on deposits decreased $702 thousand, to $6.0 million, for the three months ended March 31, 2022 from $6.7 million for the prior quarter. The decrease was primarily due to a 3 basis point decline in the cost of interest-bearing deposits predominantly due to our term deposit portfolio repricing to lower current interest rates, as well as a $226.2 million decline in the average balance of time deposits, which were generally replaced with other lower cost deposit products. We generally use both deposits and FHLB advances to fund net loan growth. We also use long-term FHLB advances as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’
Provision for Loan Losses

During the three months ended March 31, 2022 and December 31, 2021, the Company recorded a reversal of loan loss provisions of $2.5 million and $1.8 million, respectively. The current quarter recapture was related to the reversal of the remaining portion of qualitative reserves established for economic uncertainty early in the pandemic, while the prior quarter reversal was primarily due to a decline in criticized loans. The decision to recapture the remaining portion of our pandemic related reserve was based on the continued resilience of our loan portfolio, as well as the general strength of the economic recovery. Our allowance for loan losses as a percentage of total loans was 0.52% and 0.56% at March 31, 2022 and December 31, 2021, respectively. The allowance for loan losses and the recapture of provisions for loan losses recognized were determined based on the incurred loss methodology. The Company expects to adopt the CECL allowance methodology on January 1, 2023.
Nonperforming assets totaled $2.3 million, or 0.03% of total assets, at both March 31, 2022 and December 31, 2021. Criticized loans, which includes loans graded Special Mention and of greater risk, were $20.7 million at March 31, 2022 compared to $16.7 million at December 31, 2021. Classified loans, which includes loans graded Substandard and of greater risk, totaled $13.8 million and $12.1 million at March 31, 2022 and December 31, 2021, respectively. The increase in criticized and classified loan balances was attributed to isolated credit related downgrades and are not thought to represent any particular declining credit trends in our loan portfolio. The Company's exposure to nonresidential commercial real estate remains limited, totaling $194.4 million, or 3.1% of our loan portfolio, at the end of the current quarter.
Noninterest Income

Noninterest income decreased by $578 thousand, or 90.9%, to $58 thousand for the three months ended March 31, 2022 from $636 thousand for the prior quarter. The following table presents the major components of our noninterest income:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$354	$413	(59)	(14.3)%
Fee income	226	271	(45)	(16.6)%
Other	(522)	(48)	(474)	987.5%
Total noninterest income	$58	$636	$(578)	(90.9)%
The decrease in noninterest income for the quarter ended March 31, 2022 compared to the quarter ended December 31, 2021, was primarily attributable to a $577 thousand decline during the current quarter in the fair value of community development investments that are classified as equity securities compared to a $111 thousand decline during the linked quarter, both attributed to the rise in market interest rates.

Noninterest Expense

Noninterest expense increased $286 thousand, or 1.9%, to $15.5 million for the three months ended March 31, 2022 from $15.2 million for the three months ended December 31, 2021. The following table presents the major components of our noninterest expense:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$10,219	$10,007	$212	2.1%
Deposit insurance premium	481	489	(8)	(1.6)%
Professional and regulatory fees	539	433	106	24.5%
Occupancy	1,194	1,198	(4)	(0.3)%
Depreciation and amortization	603	603	—	—%
Data processing	988	1,056	(68)	(6.4)%
Marketing	458	333	125	37.5%
Other expenses	1,030	1,107	(77)	(7.0)%
Total noninterest expense	$15,512	$15,226	$286	1.9%
The increase in noninterest expense during the quarter ended March 31, 2022 compared to the linked quarter was predominantly due to a $212 thousand increase in compensation costs, including the first calendar quarter impact of payroll taxes, partially offset by an increase in capitalized loan origination costs.
Income Tax Expense
For the three months ended March 31, 2022, we recorded income tax expense of $9.1 million as compared to $9.6 million for the prior quarter with effective tax rates of 28.5% and 29.0%, respectively. Compared to the prior quarter, the decrease in income tax expense was due to our lower pre-tax earnings during the current quarter.
Results of Operations - Three Months Ended March 31, 2022 and 2021

Overview

For the three months ended March 31, 2022, our net income was $22.9 million as compared to $18.4 million for the same period last year. The increase of $4.5 million, or 24.6%, was attributable to an increase in net interest income of $6.3 million, partially offset by an increase of $1.4 million in income tax expense. Pre-tax, pre-provision net earnings increased by $6.0 million, or 25.2%, for the three months ended March 31, 2022 as compared to the same period last year.
Net Interest Income

Net interest income increased by $6.3 million, or 16.3%, to $45.0 million for the three months ended March 31, 2022 from $38.7 million for the same period last year. Net interest income was predominantly impacted by a $5.6 million decrease in interest expense on deposits due to a 44 basis point decline in the cost of interest-bearing deposits compared to the same period last year, and to a lesser extent an increase in the percentage of non-maturity accounts in our deposit portfolio over term deposits during the same period. Additionally, interest expense on FHLB advances decreased $836 thousand due to a decline in the cost and average balance of FHLB advances of 25 basis points and $77.7 million, respectively, as compared to the same period last year. These improvements were partially offset by a decrease of $425 thousand in interest income on loans due to a decrease in our loan yield of 9 basis points compared to the same period last year, partially offset by a $121.9 million increase in the average balance of loans. The decrease in loan yield was primarily a result of the prepayment of higher yielding loans, which were being replaced by loans at lower interest rates, partially offset by a $3.4 million decline in the cost of our interest rate swaps as compared to the same period last year.

Our net interest margin increased to 2.54% during the three months ended March 31, 2022 from 2.23% during the same period last year. The improvement in our net interest margin was primarily due to a 42 basis point decline in the cost of interest-bearing liabilities, which benefited from low market interest rates. The decline in our cost of interest-bearing liabilities was partially offset by a 7 basis point decline in the yield on interest-earning assets during the quarter ended March 31, 2022 as compared to the same period last year.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended March 31, 2022 and 2021. The average balances are daily averages.

	For the Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,211,697	$39,146	3.72%	$4,122,614	$37,555	3.64%
Single family residential	1,867,416	12,025	2.58%	1,823,869	13,858	3.04%
Commercial real estate	193,871	2,204	4.55%	202,798	2,315	4.57%
Construction and land	20,341	258	5.14%	22,154	330	6.04%
Total loans (1)	6,293,325	53,633	3.41%	6,171,435	54,058	3.50%
Investment securities	650,091	2,301	1.42%	614,500	1,982	1.29%
Cash, cash equivalents and restricted cash	153,370	66	0.17%	152,974	51	0.14%
Total interest-earning assets	7,096,786	56,000	3.16%	6,938,909	56,091	3.23%
Noninterest-earning assets (2)	92,904			59,043
Total assets	$7,189,690			$6,997,952
Interest-Bearing Liabilities
Transaction accounts	$169,580	95	0.22%	$155,038	109	0.28%
Money market demand accounts	2,964,527	3,222	0.43%	2,027,828	2,921	0.58%
Time deposits	2,231,471	2,703	0.49%	3,042,619	8,576	1.13%
Total deposits	5,365,578	6,020	0.45%	5,225,485	11,606	0.89%
FHLB advances	761,119	3,097	1.65%	838,851	3,933	1.90%
Junior subordinated debentures	61,857	275	1.80%	61,857	258	1.69%
Senior debt	94,673	1,574	6.65%	94,550	1,575	6.66%
Total interest-bearing liabilities	6,283,227	10,966	0.70%	6,220,743	17,372	1.12%
Noninterest-bearing deposit accounts	147,533			89,626
Other noninterest-bearing liabilities	84,022			64,669
Total liabilities	6,514,782			6,375,038
Total stockholders' equity	674,908			622,914
Total liabilities and stockholders' equity	$7,189,690			$6,997,952

Net interest spread (3)			2.46%			2.11%
Net interest income/margin (4)		$45,034	2.54%		$38,719	2.23%
(1)     Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $4.8 million and $4.6 million for the three months ended March 31, 2022 and 2021, respectively.
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

	Three Months Ended March 31, 2022 vs 2021
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$789	$802	$1,591
Single family residential	322	(2,155)	(1,833)
Commercial real estate	(101)	(10)	(111)
Construction and land	(25)	(47)	(72)
Total loans	985	(1,410)	(425)
Investment securities	116	203	319
Cash, cash equivalents and restricted cash	—	15	15
Total interest-earning assets	1,101	(1,192)	(91)
Interest-Bearing Liabilities
Transaction accounts	10	(24)	(14)
Money market demand accounts	1,168	(867)	301
Time deposits	(1,879)	(3,994)	(5,873)
Total deposits	(701)	(4,885)	(5,586)
FHLB advances	(345)	(491)	(836)
Junior subordinated debentures	—	17	17
Senior debt	1	(2)	(1)
Total interest-bearing liabilities	(1,045)	(5,361)	(6,406)

Net Interest Income	$2,146	$4,169	$6,315

Total interest income decreased by $91 thousand, or 0.2%, for the three months ended March 31, 2022 as compared to the same period last year. This decline was primarily due to a $425 thousand reduction in interest income earned on loans caused by a 9 basis point decrease in our loan yield as compared to the same period last year, partially offset by a $121.9 million increase in the average balance of loans as compared to the same period last year. The contraction in loan yield was primarily a result of the prepayment of higher yielding loans, which were being replaced by loans at lower interest rates and a decline in prepayment penalties collected on early loan payoffs, somewhat offset by a $3.4 million decline in the cost of our interest rate swaps as compared to the same period last year. The decline in loan interest income was partially offset by an increase in interest income on investment securities of $319 thousand, related to an increase in the average balance and yield on investment securities of $35.6 million and 13 basis points, respectively, as compared to the same period last year.

The volume of new loan originations totaled $568.9 million and $391.0 million for the three months ended March 31, 2022 and 2021, respectively. Improvement in the volume of loan originations was mainly due to stronger borrower demand during the quarter ended March 31, 2022 as the economy continued to recover from the pandemic, furthered by concerns regarding rising interest rates, which incented borrowers to lock-in rates. The weighted average rate on these new loans for the three months ended March 31, 2022 was 3.14% as compared to 3.35% for the same period last year. The decline in the average coupon on originations was primarily due to competitive pricing pressures. Loan prepayment speeds were 26.2% and 24.6% during the three months ended March 31, 2022 and 2021, respectively. The weighted average rate on loan payoffs/curtailments during the three months ended March 31, 2022 was 3.70% as compared to 4.03% for the same period last year.

Total interest expense decreased $6.4 million, or 36.9%, to $11.0 million, for the three months ended March 31, 2022 from $17.4 million for the same period last year. Interest expense on deposits decreased $5.6 million, to $6.0 million, for the three months ended March 31, 2022 from $11.6 million for the same period last year. The decrease was primarily due to a 44 basis point decline in the cost of interest-bearing deposits predominantly due to our deposit portfolio repricing to lower current market interest rates and, to a lesser extent, a $811.1 million decline in the average balance of time deposits, which were generally replaced with other lower cost deposit products. Additionally, interest expense on FHLB advances decreased $836 thousand due to a decline in the cost and average balance of FHLB advances of 25 basis points and $77.7 million, respectively, as compared to the same period last year. The decline in the cost of FHLB advances was primarily due to long-term FHLB advances being replaced with new long-term borrowings at lower rates. We generally use both deposits and FHLB advances to fund net loan growth. We also use long-term FHLB advances as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

For both quarters ended March 31, 2022 and 2021, we recorded a reversal of loan loss provisions of $2.5 million. As discussed above, the loan loss provisions reversed during the three months ended March 31, 2022 was related to the reversal of the remaining portion of qualitative reserves established with the onset of the pandemic. The decision to recapture the remaining portion of our pandemic related reserve was based on the continued resilience of our loan portfolio, as well as the general strength of the economic recovery.
Nonperforming loans totaled $2.3 million, or 0.04% of total loans, at March 31, 2022 compared to $6.7 million, or 0.11%, of total loans, at March 31, 2021. The decline in nonperforming loans from the same period last year was mainly due to the payoff or upgrade of these loans. Criticized loans totaled $20.7 million and $34.1 million at March 31, 2022 and 2021, respectively. The decline in criticized loans from March 31, 2021 was primarily attributable to the satisfactory performance of loans that were initially impacted by the pandemic.

Noninterest Income

Noninterest income decreased by $251 thousand, or 81.2%, to $58 thousand for the three months ended March 31, 2022 from $309 thousand for the same period last year. The following table presents the major components of our noninterest income:

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$354	$367	(13)	(3.5)%
Fee income	226	85	141	165.9%
Other	(522)	(143)	(379)	265.0%
Total noninterest income	$58	$309	$(251)	(81.2)%
The decrease in noninterest income for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, was primarily attributable to a $577 thousand decline in the fair value of equity securities during the current quarter compared to a $211 thousand decline during the same period last year.

Noninterest Expense

Noninterest expense increased $108 thousand, or 0.7%, to $15.5 million for the three months ended March 31, 2022 from $15.4 million for the three months ended March 31, 2021. The following table presents the major components of our noninterest expense:

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$10,219	$10,380	$(161)	(1.6)%
Deposit insurance premium	481	472	9	1.9%
Professional and regulatory fees	539	484	55	11.4%
Occupancy	1,194	1,215	(21)	(1.7)%
Depreciation and amortization	603	655	(52)	(7.9)%
Data processing	988	973	15	1.5%
Marketing	458	292	166	56.8%
Other expenses	1,030	933	97	10.4%
Total noninterest expense	$15,512	$15,404	$108	0.7%
The increase in noninterest expense during the quarter ended March 31, 2022 compared to the same period last year was attributable to a $166 thousand increase in marketing costs primarily related to deposit gathering efforts, partially offset by a decrease in compensation costs mainly due to increased capitalized salary amounts related to higher loan production volumes compared to the same period last year.
Income Tax Expense

For the three months ended March 31, 2022, we recorded income tax expense of $9.1 million as compared to $7.7 million for the same period last year with effective tax rates of 28.5% and 29.5%, respectively. Compared to the same period last year, the increase in income tax expense was due to our higher pre-tax earnings during the current quarter. The decline in effective tax rate primarily relates to the impact from the vesting of restricted stock awards.
Financial Condition - As of March 31, 2022 and December 31, 2021

Total assets at March 31, 2022 were $7.3 billion, an increase of $80.9 million, or 1.1%, from December 31, 2021. The increase was primarily due to a $68.9 million increase in loans and a $24.1 million increase in prepaid expenses and other assets, partially offset by a $23.1 million decline in investment securities as compared to December 31, 2021. Total liabilities were $6.6 billion at quarter end, an increase of $82.0 million, or 1.3%, from December 31, 2021. The increase in total liabilities was primarily attributable to growth in our deposits of $63.0 million and an increase of $18.9 million in other liabilities and accrued expenses compared to the prior year end.
Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of March 31, 2022 and December 31, 2021, our total loans amounted to $6.4 billion and $6.3 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of March 31, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	% of total	Amount	% of total
Real estate loans
Multifamily residential	$4,203,656	66.5%	$4,183,194	66.9%
Single family residential	1,892,924	30.0%	1,859,524	29.8%
Commercial real estate	193,733	3.1%	186,531	3.0%
Construction and land	23,746	0.4%	18,094	0.3%
Total loans before deferred items	6,314,059	100.0%	6,247,343	100.0%
Deferred loan costs, net	52,259		50,077
Total loans	$6,366,318		$6,297,420

The relative composition of the loan portfolio has not changed significantly over the past several years. Our primary focus remains multifamily real estate lending, which constituted 67% of our portfolio at both March 31, 2022 and December 31, 2021. Single family residential lending is our secondary lending emphasis and represented 30% of our portfolio at both March 31, 2022 and December 31, 2021.

We recognize that our multifamily and single family residential loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 548% and 551% as of March 31, 2022 and December 31, 2021, respectively. Our single family loans as a percentage of risk-based capital were 248% and 246% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At March 31, 2022, 63%, 27% and 9% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 63%, 26% and 9%, respectively, at December 31, 2021.

Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual cash flow evaluations of income property loans and semi-annual stress testing.

We had a small portfolio of construction loans with commitments (funded and unfunded) totaling $43.5 million and $38.1 million at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the average loan commitment for our single family construction product, which includes small tract housing and condominium projects, and our multifamily residential construction loans was $5.1 million and $6.1 million, respectively, compared to $5.1 million and $6.4 million, respectively, at December 31, 2021. Our construction lending typically focuses on non-owner occupied single family residential projects with completed per-unit values of $4.0 million or less and multifamily projects with loan commitments of $15.0 million or less.
The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Loan increases:
Multifamily residential	$297,128	$315,742	$248,604
Single family residential	251,964	175,987	138,064
Commercial real estate	14,420	—	2,000
Construction and land	5,400	6,955	2,351
Purchases	—	—	287,751
Total loans originated and purchased	568,912	498,684	678,770

Loan decreases:
Loan principal reductions and payoffs	(495,715)	(537,771)	(451,537)
Other (1)	(4,299)	(7,354)	(5,693)
Total loan outflows	(500,014)	(545,125)	(457,230)
Net change in total loan portfolio	$68,898	$(46,441)	$221,540

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loan costs, fair value adjustments and, to the extent applicable, may include foreclosures, charge-offs and negative amortization.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At March 31, 2022, our multifamily real estate portfolio had an average loan balance of $1.6 million, an average unit count of 13.8 units, a weighted average loan to value of 56.9% and a weighted average debt service coverage ratio of 1.5 times, as compared to an average loan balance of $1.6 million, an average unit count of 14.0 units, a weighted average loan to value of 56.9% and a weighted average debt service coverage ratio of 1.5 times at December 31, 2021.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide loans to refinance single family properties. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At March 31, 2022, our single family residential real estate portfolio had an average loan balance of $875 thousand, a weighted average loan to value of 62.8% and a weighted average credit score at origination/refreshed of 760. At December 31, 2021, our single family residential real estate portfolio had an average loan balance of $859 thousand, a weighted average loan to value of 62.5% and a weighted average credit score at origination/refreshed of 759.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on nonresidential commercial real estate. Our commercial real estate loans are generally used to finance the purchase or refinance of established multi-tenant industrial, office and retail sites. At March 31, 2022, our commercial real estate portfolio had an average loan balance of $2.2 million, a weighted average loan to value of 54.1% and a weighted average debt service coverage ratio of 1.7 times, as compared to an average loan balance of $2.1 million, a weighted average loan to value of 54.2% and a weighted average debt service coverage ratio of 1.7 times at December 31, 2021.
Construction and land. Other categories of loans included in our portfolio consist of construction and land loans. Construction loans include a single family construction product, which includes small tract housing and condominium projects, and multifamily construction projects.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
As of March 31, 2022:
Loans
Real estate mortgage loans:
Multifamily residential	$2,284	$898	$37,992	$4,162,482	$4,203,656
Single family residential	10	656	55,108	1,837,150	1,892,924
Commercial real estate	—	18,757	174,976	—	193,733
Construction and land	11,989	11,757	—	—	23,746
Total loans	$14,283	$32,068	$268,076	$5,999,632	$6,314,059

Fixed interest rates	$—	$200	$48,323	$241,211	$289,734
Floating or hybrid adjustable rates	14,283	31,868	219,753	5,758,421	6,024,325
Total loans	$14,283	$32,068	$268,076	$5,999,632	$6,314,059
As of December 31, 2021:
Loans
Real estate mortgage loans:
Multifamily residential	$30	$2,225	$37,730	$4,143,209	$4,183,194
Single family residential	27	631	56,858	1,802,008	1,859,524
Commercial real estate	—	11,403	175,128	—	186,531
Construction and land	10,648	7,446	—	—	18,094
Total loans	$10,705	$21,705	$269,716	$5,945,217	$6,247,343

Fixed interest rates	$—	$201	$49,385	$240,337	$289,923
Floating or hybrid adjustable rates	10,705	21,504	220,331	5,704,880	5,957,420
Total loans	$10,705	$21,705	$269,716	$5,945,217	$6,247,343
Our fixed interest rate loans generally consist of 30 and 40-year loans that are primarily secured by single family residential properties, often in conjunction with our efforts to provide affordable housing financing to low-to-moderate income individuals. Our floating and adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of three to ten years and then convert to quarterly or semi-annual repricing adjustments thereafter. As of March 31, 2022 and December 31, 2021, $4.9 billion and $4.8 billion, respectively, of our floating or hybrid adjustable rate loans were at their floor rates. The weighted average minimum interest rate on loans at their floor rates was 3.68% and 3.75% at March 31, 2022 and December 31, 2021, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.2 billion and $5.1 billion at March 31, 2022 and December 31, 2021, respectively. These loans had a weighted average term to first repricing date of 3.7 years and 3.6 years at March 31, 2022 and December 31, 2021, respectively.

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

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Non-accrual loans
Multifamily residential portfolio	$500	$505
Single family residential portfolio	1,777	1,788
Total non-accrual loans	2,277	2,293
Real estate owned	—	—
Total nonperforming assets	$2,277	$2,293
Performing TDRs	$1,192	$1,204
Allowance for loan losses to period end nonperforming loans	1,450.81%	1,549.72%
Nonperforming loans to period end loans	0.04%	0.04%
Nonperforming assets to total assets	0.03%	0.03%
Nonperforming loans plus performing TDRs to total loans	0.05%	0.06%

When assessing whether a loan should be placed on non-accrual status because contractual payments appear doubtful, consideration is given to information we collect from third parties and our borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.
For the three months ended March 31, 2022, $27 thousand in interest income was recognized on non-accrual loans subsequent to their classification as non-accrual compared to $8 thousand and $62 thousand for the three months ended December 31, 2021 and March 31, 2021, respectively. For the three months ended March 31, 2022, the Company recorded $9 thousand of interest income related to performing TDR loans compared to $9 thousand and $11 thousand during the three months ended December 31, 2021 and March 31, 2021, respectively. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $27 thousand for the three months ended March 31, 2022 compared to $12 thousand and $78 thousand for the three months ended December 31, 2021 and March 31, 2021, respectively.

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Allowance for loan losses at beginning of period	$35,535	$37,335	$46,214
Charge-offs:
Multifamily residential	—	—	—
Single family residential	—	—	—
Commercial real estate	—	—	—
Construction and land	—	—	—
Total charge-offs	—	—	—
Recoveries:
Single family residential	—	—	2
Construction and land	—	—	50
Total recoveries	—	—	52
Net recoveries	—	—	52
Reversal of provision for loan losses	(2,500)	(1,800)	(2,500)
Allowance for loan losses at period end	$33,035	$35,535	$43,766
Allowance for loan losses to period end loans held for investment	0.52%	0.56%	0.70%
Annualized net recoveries to average loans:
Multifamily residential	—%	—%	—%
Single family residential	—%	—%	(0.00)%
Commercial real estate	—%	—%	—%
Construction and land	—%	—%	(0.90)%
Annualized net recoveries to average loans	—%	—%	(0.00)%

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

The following table presents the book value of our investment portfolio:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$406,603	63.55%	$407,746	61.52%
Residential MBS and CMOs	180,346	28.20%	200,133	30.19%
Agency bonds	10,500	1.64%	10,831	1.63%
Other asset backed securities	27,410	4.28%	28,607	4.32%
Total available for sale debt securities	624,859	97.67%	647,317	97.66%
Held to maturity:
Government Sponsored Entities:
Residential MBS	3,731	0.58%	3,761	0.57%
Other investments	67	0.01%	68	0.01%
Total held to maturity debt securities	3,798	0.59%	3,829	0.58%
Equity securities	11,116	1.74%	11,693	1.76%
Total investment securities	$639,773	100.00%	$662,839	100.00%

Deposits

Representing 85.0% of our total liabilities as of March 31, 2022, deposits are our primary source of funding for our business operations. We have historically maintained and grown our deposit customer base in various rate environments based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure and "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations and transaction accounts. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits.

Total deposits increased by $63.0 million, or 1.1%, to $5.6 billion at March 31, 2022 from $5.5 billion at December 31, 2021. Brokered and retail deposits increased $50.2 million and $12.8 million, respectively. During the quarter, the proportion of non-maturity deposits within the portfolio increased to 60.6% compared to 57.8% at December 31, 2021, while our portfolio of time deposits decreased to 39.4% from 42.2%, respectively. The change in the composition of our deposit portfolio was attributed to a combination of consumer preferences to maintain flexibility in low interest rate environments, as well as our strategic goal of increasing transaction accounts. We consider approximately 75.7% of our retail deposits at March 31, 2022 to be core deposits based on our internal methodology, which gives consideration to the tenure of customer relationships, product penetration and the relative cost of the deposit accounts.

Our loan to deposit ratio was 114% at both March 31, 2022 and December 31, 2021, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth and to strategically manage our interest rate risk, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended
	March 31, 2022			December 31, 2021			March 31, 2021
(Dollars in thousands)	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$147,533	—%	2.7%	$126,225	—%	2.3%	$89,626	—%	1.6%
Interest-bearing transaction accounts	169,580	0.22%	3.1%	169,132	0.22%	3.0%	155,038	0.28%	2.9%
Money market demand accounts	2,964,527	0.43%	53.8%	2,801,908	0.44%	50.4%	2,027,828	0.58%	38.2%
Time deposits	2,231,471	0.49%	40.4%	2,457,668	0.55%	44.3%	3,042,619	1.13%	57.3%
Total	$5,513,111	0.44%	100.0%	$5,554,933	0.47%	100.0%	$5,315,111	0.87%	100.0%

The following table sets forth the maturity of time deposits as of March 31, 2022:

(Dollars in thousands except for column headings)	Insured	Uninsured
Remaining maturity:
Three months or less	$436,148	$158,231
Over three through six months	622,706	142,479
Over six through twelve months	471,920	166,358
Over twelve months	180,268	31,265
Total	$1,711,042	$498,333
Percent of total deposits	30.55%	8.90%

The Company estimated its balance of uninsured deposits at approximately $1.4 billion at both March 31, 2022 and December 31, 2021, respectively. At the same dates, the Company had $76.0 million and $25.8 million of wholesale deposits, respectively.
FHLB Advances and Other Borrowings

In addition to deposits, we utilize collateralized FHLB borrowings to fund our asset growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances totaled $751.6 million at both March 31, 2022 and December 31, 2021. As of the same dates, the Bank had a FHLB letter of credit outstanding totaling $62.6 million.

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

	March 31, 2022		December 31, 2021		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	2.21%	$41,238	1.58%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	2.45%	$20,619	1.82%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
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

The following table presents information regarding our FHLB advances and other borrowings as of or for the periods indicated:

	As of or For the Three Months Ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
FHLB advances
Average amount outstanding during the period	$761,119	$751,653	$838,851
Maximum amount outstanding at any month-end during the period	751,647	751,647	897,147
Balance outstanding at end of period	751,647	751,647	840,947
Weighted average maturity (in years)	2.3	2.3	1.4
Weighted average interest rate at end of period	1.75%	1.68%	1.82%
Weighted average interest rate during the period	1.65%	1.68%	1.90%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857	$61,857
Weighted average maturity (in years)	14.8	15.0	15.8
Weighted average interest rate at end of period	2.29%	1.66%	1.64%
Weighted average interest rate during the period	1.80%	1.62%	1.69%

Senior unsecured term notes
Balance outstanding at end of period	$94,693	$94,662	$94,570
Weighted average maturity (in years)	2.4	2.7	3.6
Weighted average interest rate at end of period	6.65%	6.66%	6.66%
Weighted average interest rate during the period	6.65%	6.66%	6.66%

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

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of or for the dates indicated:

	As of or For the Three Months Ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Outstanding at period end	$—	$—	$134,200
Average amount outstanding	21,694	—	88,771
Maximum amount outstanding at any month end	—	—	190,400
Weighted average interest rate:
During period	0.34%	—%	0.14%
End of period	—%	—%	0.14%
Stockholders’ Equity

Stockholders’ equity totaled $668.0 million and $669.1 million at March 31, 2022 and December 31, 2021, respectively. The decrease in stockholders' equity was primarily related to a decline in the fair value of available for sale investment securities, net of tax, of $12.0 million, dividends paid of $6.2 million and stock repurchases of $5.6 million, partially offset by net income of $22.9 million during the three months ended March 31, 2022.

During the three months ended March 31, 2022, the Company repurchased 425 thousand of its shares at an average price of $13.25 per share and a total cost of $5.6 million in connection with its current $20.0 million stock repurchase program that was approved by the Board of Directors of the Company on October 30, 2020. As of March 31, 2022, there were $4.1 million of authorized funds remaining under the current share repurchase program.

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

(Dollars in thousands)	March 31, 2022	December 31, 2021
Commitments to fund loans and lines of credit	$134,023	$132,769
In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $615 thousand and $727 thousand at March 31, 2022 and December 31, 2021, respectively, which is included in other liabilities and accrued expenses in the consolidated statements of financial condition.

The Company entered into a new two-year interest rate swap agreement, with an aggregate notional amount of $100 million during the three months ended March 31, 2022. The swap provides a hedge against the interest rate risk associated with hybrid adjustable loans in their fixed rate period. As of March 31, 2022, the Company held swaps with an aggregate notional amount of $750 million. Our swaps involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amounts.

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

Contractual Obligations

The following table presents, as of March 31, 2022, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", Note 16. ‘‘Commitments and Contingencies,’’ in the notes to our unaudited consolidated financial statements in this Report.

		Payments Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$2,209,375	$1,997,842	$155,964	$55,569	$—
FHLB advances (1)	751,647	50,000	601,500	100,000	147
Senior debt (1)	95,000	—	95,000	—	—
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases	16,053	3,890	5,971	4,312	1,880
Significant contract (2)	8,482	2,065	4,130	2,287	—
Total	$3,142,414	$2,053,797	$862,565	$162,168	$63,884

(1) Amounts exclude interest.
(2) We have one significant, long-term contract for core processing services which expires May 9, 2026. The actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using our year-to-date 2022 average monthly expense extrapolated over the remaining life of the contract.

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

Our total deposits at March 31, 2022 and December 31, 2021 were $5.6 billion and $5.5 billion, respectively. Based on the values of loans pledged as collateral, our $751.6 million of FHLB advances outstanding and our $62.6 million FHLB letter of credit outstanding, we had $815.5 million of additional borrowing capacity with the FHLB at March 31, 2022. Based on the values of other loans pledged as collateral, we had $207.5 million of borrowing capacity with the FRB at March 31, 2022. There were no outstanding advances with the FRB at March 31, 2022. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at March 31, 2022, none of which were advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Available cash balances at correspondent banks, including amounts at the FRB, totaled $148.0 million at March 31, 2022.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of March 31, 2022 and December 31, 2021, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At March 31, 2022, the capital conservation buffer was 2.50%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of March 31, 2022
Tier 1 Leverage Ratio	$738,518	10.27%	$287,615	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	676,611	16.97%	179,432	4.50%	$279,117	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	738,518	18.52%	239,243	6.00%	338,928	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	772,323	19.37%	318,991	8.00%	418,676	10.50%	N/A	N/A
As of December 31, 2021
Tier 1 Leverage Ratio	$727,606	10.12%	$287,509	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	665,749	17.09%	175,296	4.50%	$272,683	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	727,606	18.68%	233,728	6.00%	331,115	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	764,048	19.61%	311,638	8.00%	409,025	10.50%	N/A	N/A
Luther Burbank Savings
As of March 31, 2022
Tier 1 Leverage Ratio	$816,055	11.35%	$287,526	4.00%	N/A	N/A	$359,407	5.00%
Common Equity Tier 1 Risk-Based Ratio	816,055	20.48%	179,326	4.50%	$278,951	7.00%	259,026	6.50%
Tier 1 Risk-Based Capital Ratio	816,055	20.48%	239,101	6.00%	338,726	8.50%	318,801	8.00%
Total Risk-Based Capital Ratio	849,860	21.33%	318,801	8.00%	418,427	10.50%	398,502	10.00%
As of December 31, 2021
Tier 1 Leverage Ratio	$799,457	11.13%	$287,407	4.00%	N/A	N/A	$359,259	5.00%
Common Equity Tier 1 Risk-Based Ratio	799,457	20.54%	175,190	4.50%	$272,518	7.00%	253,052	6.50%
Tier 1 Risk-Based Capital Ratio	799,457	20.54%	233,587	6.00%	330,915	8.50%	311,449	8.00%
Total Risk-Based Capital Ratio	835,899	21.47%	311,449	8.00%	408,777	10.50%	389,311	10.00%

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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at March 31, 2022. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
March 31, 2022
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(10.1)	(6.5)%
+300 BP	(5.8)	(3.7)%
+200 BP	(2.5)	(1.6)%
+100 BP	(0.6)	(0.4)%
-100 BP	(1.0)	(0.6)%
The NII at Risk reported at March 31, 2022 reflects that our earnings were in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. During the three months ended March 31, 2022, our NII at Risk decreased in connection with upward interest rate shocks as compared to December 31, 2021 primarily due to an increase in the level of our hedged positions. For the downward rate shock during the same period, our NII at Risk increased due to our hedged positions repricing by the full 100 basis point shock, while the repricing of our deposits were not permitted by our model to reprice below zero.
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

Interest Rate Risk to Capital (EVE)
March 31, 2022
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(397.5)	(52.0)%
+300 BP	(275.4)	(36.0)%
+200 BP	(166.0)	(21.7)%
+100 BP	(73.1)	(9.6)%
-100 BP	53.2	7.0%
The EVE reported at March 31, 2022 reflects that our market value of capital was in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. During the three months ended March 31, 2022, our EVE at risk increased as compared to December 31, 2021 primarily due to the steepened yield curve, partially offset by an increase in the level of our hedged positions.
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
Hedge Positions
In managing our market risk, our board of directors has authorized the ALCO to utilize long-term borrowings and derivatives, including interest rate caps and swaps, to mitigate interest rate risk in accordance with regulations and our internal policy. We use or expect to use borrowings, interest rate caps and swaps as macro hedges against interest rate sensitivity in our loan portfolio, other interest-earning assets and our interest-bearing liabilities. Positions for hedging purposes are undertaken as mitigation to exposure primarily from mismatches between the repricing of assets and liabilities.
We are currently utilizing FHLB advances and interest rate swaps to hedge our liability sensitive interest rate risk position. As of March 31, 2022, the Company maintained three interest rate swaps with an aggregate notional amount of $750.0 million to primarily hedge the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. All of our swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in interest income for loans in our unaudited consolidated statements of income. During the three months ended March 31, 2022, the Company recognized a reduction in interest income of $78 thousand in connection with interest rate swaps compared to a reduction of $3.4 million during the three months ended March 31, 2021. The prior year reduction in interest income primarily related to two separate, two-year interest rate swaps with a total notional amount of $1.0 billion, which matured during the year ended December 31, 2021.
The following table summarizes derivative instruments utilized by us as interest rate risk hedge positions as of March 31, 2022:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate swap	Fair value hedge	11	$350,000	$4,656	$—
Interest rate swap	Fair value hedge	15	300,000	6,190	—
Interest rate swap	Fair value hedge	24	100,000	28	—
			$750,000	$10,874	$—
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO. Additionally, contracts are in place to ensure that minimum transfer amounts and collateral requirements are established.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2022, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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
Item 1A. Risk Factors
There have been no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The table below summarizes the Company's monthly repurchases of equity securities during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (1)
(Dollars in thousands, except per share data)
January 1-31, 2022	16,100	$12.91	16,100	$9,527
February 1-28, 2022	153,500	13.05	153,500	7,525
March 1-31, 2022	255,796	13.39	255,796	4,098
Total	425,396	$13.25	425,396	$4,098
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

LUTHER BURBANK CORPORATION

DATED:	MAY 6, 2022	By: /s/ Simone Lagomarsino
Simone Lagomarsino
President and Chief Executive Officer

DATED:	MAY 6, 2022	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer