Form 10-Q
period 2022-06-30
Luther Burbank Corp
filed 2022-08-05
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

As of August 1, 2022, there were 51,074,871 shares of the registrant’s common stock, no par value, outstanding.

Cautionary Statements Regarding Forward-Looking Information
This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including our current views with respect to, among other things, future events and our results of operations, financial condition, financial performance, plans and/or strategies. These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and may be identified by use of words such as "anticipate," "believe," “continue,” "could," "estimate," "expect," “impact,” "intend," "seek," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control and involve a number of risks and uncertainties. Accordingly, we caution you that any such forward-looking statement is not a guarantee of future performance and that actual results may prove to be materially different from the results expressed or implied by the forward-looking statements due to a number of factors, including without limitation:
•the ongoing and dynamic nature of the COVID-19 pandemic and the impact of actions to mitigate any continuing effects from the COVID-19 pandemic;
•business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, supply chain disruptions, or turbulence in domestic or foreign financial markets;
•economic, market, operational, liquidity, credit, inflation and interest rate risks associated with our business;
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
•the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission ("SEC"), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which will change how we estimate credit losses and may increase the required level of our allowance for credit losses after adoption on January 1, 2023; and
•political instability or the effects of war or other conflicts, including, but not limited to, the current conflict between Russia and Ukraine.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our annual report on Form 10-K for the year ended December 31, 2021, including under the caption “Risk Factors” in Item 1A of Part I, subsequent Quarterly Reports on Form 10-Q and other reports we file with the SEC. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and cash equivalents	$86,548	$138,413
Available for sale debt securities, at fair value	661,432	647,317
Held to maturity debt securities, at amortized cost (fair value of $3,067 and $4,018 at June 30, 2022 and December 31, 2021, respectively)	3,162	3,829
Equity securities, at fair value	10,772	11,693
Loans receivable, net of allowance for loan losses of $35,535 and $35,535 at June 30, 2022 and December 31, 2021, respectively	6,602,294	6,261,885
Accrued interest receivable	19,297	17,761
Federal Home Loan Bank ("FHLB") stock, at cost	27,874	23,411
Premises and equipment, net	14,969	16,090
Goodwill	3,297	3,297
Prepaid expenses and other assets	100,871	56,261
Total assets	$7,530,516	$7,179,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,668,759	$5,538,243
FHLB advances	954,947	751,647
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $276 and $338 at June 30, 2022 and December 31, 2021, respectively)	94,724	94,662
Accrued interest payable	276	118
Other liabilities and accrued expenses	78,331	64,297
Total liabilities	6,858,894	6,510,824

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, no par value; 100,000,000 shares authorized; 51,063,498 and 51,682,398 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	397,620	406,904
Retained earnings	295,297	262,141
Accumulated other comprehensive (loss) income, net of taxes	(21,295)	88
Total stockholders' equity	671,622	669,133
Total liabilities and stockholders' equity	$7,530,516	$7,179,957
See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and fee income:
Loans	$56,912	$54,191	$110,545	$108,249
Investment securities	2,863	2,091	5,163	4,074
Cash, cash equivalents and restricted cash	198	34	265	84
Total interest and fee income	59,973	56,316	115,973	112,407
Interest expense:
Deposits	6,913	9,749	12,933	21,355
FHLB advances	3,628	3,839	6,725	7,772
Junior subordinated deferrable interest debentures	385	255	660	514
Senior debt	1,575	1,574	3,149	3,148
Total interest expense	12,501	15,417	23,467	32,789
Net interest income before provision for loan losses	47,472	40,899	92,506	79,618
Provision for (reversal of) loan losses	2,500	(2,500)	—	(5,000)
Net interest income after provision for loan losses	44,972	43,399	92,506	84,618
Noninterest income:
FHLB dividends	342	371	696	738
Other income	20	139	(276)	81
Total noninterest income	362	510	420	819
Noninterest expense:
Compensation and related benefits	7,070	8,641	17,289	19,021
Deposit insurance premium	479	467	960	939
Professional and regulatory fees	634	614	1,173	1,098
Occupancy	1,197	1,257	2,391	2,472
Depreciation and amortization	746	678	1,349	1,333
Data processing	1,007	873	1,995	1,846
Marketing	525	235	983	527
Other expenses	1,667	1,115	2,697	2,048
Total noninterest expense	13,325	13,880	28,837	29,284
Income before provision for income taxes	32,009	30,029	64,089	56,153
Provision for income taxes	9,442	8,813	18,582	16,526
Net income	$22,567	$21,216	$45,507	$39,627

Basic earnings per common share	$0.44	$0.41	$0.89	$0.76
Diluted earnings per common share	$0.44	$0.41	$0.89	$0.76
Dividends per common share	$0.12	$0.06	$0.24	$0.12

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$22,567	$21,216	$45,507	$39,627
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale debt securities:
Unrealized holding (loss) gain arising during the period	(13,150)	512	(30,115)	(3,303)
Tax effect	3,813	(150)	8,732	959
Total other comprehensive (loss) income, net of tax	(9,337)	362	(21,383)	(2,344)
Comprehensive income	$13,230	$21,578	$24,124	$37,283

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, March 31, 2021	52,231,912	$411,702	$208,236	$4,031	$623,969
Net income	—	—	21,216	—	21,216
Other comprehensive income	—	—	—	362	362
Restricted stock award grants	6,395	—	—	—	—
Stock based compensation expense	—	651	—	—	651
Shares repurchased	(376,603)	(4,493)	—	—	(4,493)
Cash dividends ($0.06 per share)	—	—	(3,006)	—	(3,006)
Balance, June 30, 2021	51,861,704	$407,860	$226,446	$4,393	$638,699

Balance, March 31, 2022	51,403,914	$401,102	$278,856	$(11,958)	$668,000
Net income	—	—	22,567	—	22,567
Other comprehensive loss	—	—	—	(9,337)	(9,337)
Restricted stock forfeitures	(33,739)	(67)	12	—	(55)
Stock based compensation expense	—	683	—	—	683
Shares repurchased	(306,677)	(4,098)	—	—	(4,098)
Cash dividends ($0.12 per share)	—	—	(6,138)	—	(6,138)
Balance, June 30, 2022	51,063,498	$397,620	$295,297	$(21,295)	$671,622

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, December 31, 2020	52,220,266	$414,120	$192,834	$6,737	$613,691
Net income	—	—	39,627	—	39,627
Other comprehensive loss	—	—	—	(2,344)	(2,344)
Restricted stock award grants	289,473	—	—	—	—
Settled restricted stock units	68,873	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(85,825)	(901)	—	—	(901)
Restricted stock forfeitures	(52,798)	(67)	13	—	(54)
Stock based compensation expense	—	1,301	—	—	1,301
Shares repurchased	(578,285)	(6,593)	—	—	(6,593)
Cash dividends ($0.12 per share)	—	—	(6,028)	—	(6,028)
Balance, June 30, 2021	51,861,704	$407,860	$226,446	$4,393	$638,699

Balance, December 31, 2021	51,682,398	$406,904	$262,141	$88	$669,133
Net income	—	—	45,507	—	45,507
Other comprehensive loss	—	—	—	(21,383)	(21,383)
Restricted stock award grants	206,675	—	—	—	—
Settled restricted stock units	6,759	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(62,422)	(875)	—	—	(875)
Restricted stock forfeitures	(37,839)	(71)	14	—	(57)
Stock based compensation expense	—	1,396	—	—	1,396
Shares repurchased	(732,073)	(9,734)	—	—	(9,734)
Cash dividends ($0.24 per share)	—	—	(12,365)	—	(12,365)
Balance, June 30, 2022	51,063,498	$397,620	$295,297	$(21,295)	$671,622

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$45,507	$39,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,349	1,333
Provision for (reversal of) loan losses	—	(5,000)
Amortization of deferred loan costs, net	8,815	9,831
Amortization of premiums on investment securities, net	528	1,225
Stock based compensation expense, net of forfeitures	1,325	1,234
Change in fair value of mortgage servicing rights	136	407
Change in fair value of equity securities	921	178
Other items, net	110	100
Effect of changes in:
Accrued interest receivable	(1,536)	(114)
Accrued interest payable	158	(861)
Prepaid expenses and other assets	(5,798)	2,539
Other liabilities and accrued expenses	(3,049)	(5,928)
Net cash provided by operating activities	48,466	44,571
Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of available for sale debt securities	72,742	71,218
Proceeds from maturities and paydowns of held to maturity debt securities	659	3,070
Purchases of available for sale debt securities	(117,494)	(135,200)
Net increase in loans receivable	(362,403)	(123,673)
Purchase of loans, including discounts/premiums	—	(286,917)
Purchase of FHLB stock, net	(4,463)	(4,013)
Purchase of premises and equipment	(228)	(155)
Net cash used in investing activities	(411,187)	(475,670)
Cash flows from financing activities:
Net increase in deposits	130,516	137,643
Proceeds from long-term FHLB advances	150,000	150,000
Repayment of long-term FHLB advances	(100,000)	(180,000)
Net change in short-term FHLB advances	153,300	228,400
Shares withheld for taxes on vested restricted stock	(875)	(901)
Shares repurchased	(9,734)	(6,593)
Cash paid for dividends	(12,351)	(6,015)
Net cash provided by financing activities	310,856	322,534
Decrease in cash, cash equivalents and restricted cash	(51,865)	(108,565)
Cash, cash equivalents and restricted cash, beginning of period	138,413	178,861
Cash, cash equivalents and restricted cash, end of period	$86,548	$70,296
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,309	$33,650
Income taxes	$15,369	$18,883
Supplemental non-cash disclosures:
Lease liabilities arising from obtaining right-of-use assets	$17,514	$—

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF OPERATIONS

Organization

Luther Burbank Corporation (the ‘‘Company’’), a California corporation headquartered in Santa Rosa, is the bank holding company for its wholly-owned subsidiary, Luther Burbank Savings (the "Bank"), and the Bank's wholly-owned subsidiary, Burbank Investor Services. The Company also owns Burbank Financial Inc., a real estate investment company that provides limited loan administrative support to the Bank, and all the common interests in Luther Burbank Statutory Trusts I and II, entities created to issue trust preferred securities.

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

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2022.

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

(Dollars in thousands, except share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$22,567	$21,216	$45,507	$39,627

Weighted average basic common shares outstanding	50,794,950	51,726,331	51,066,219	51,854,531
Add: Dilutive effects of assumed vesting of restricted stock	112,312	134,802	94,621	125,155
Weighted average diluted common shares outstanding	50,907,262	51,861,133	51,160,840	51,979,686

Income per common share:
Basic EPS	$0.44	$0.41	$0.89	$0.76
Diluted EPS	$0.44	$0.41	$0.89	$0.76
Anti-dilutive shares not included in calculation of diluted earnings per share	1,359	—	433	2,706
Adoption of New Financial Accounting Standards
FASB ASU 2016-13
In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The transition will be applied as follows:
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

These amendments are effective for PBEs that are SEC filers for annual periods and interim periods within those annual periods beginning after December 15, 2019. As an emerging growth company, the Company expects to adopt this guidance on January 1, 2023. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.

Through June 30, 2022, CECL implementation activities have generally focused on capturing and validating loan data, segmenting the loan portfolio, evaluating credit loss methodologies and models, as well as evaluating model results and sensitivities. In determining an expected allowance under CECL, the Company has selected a credit loss model that utilizes an approach focused on a loan's probability of default and loss given default. As part of the process to test and refine our CECL model, the Company has completed quarterly model runs for analysis and backtesting purposes starting with the third quarter of 2018. This process has been on-going and will continue until our adoption date. Continuing implementation activities include the completion of a third party model validation, refining qualitative factor adjustments, finalizing policies and disclosures and evaluating, documenting and testing internal controls. We estimate that the adoption of the CECL standard would not currently result in a material change in our allowance for credit losses, which, if necessary, will be recorded as a cumulative-effect adjustment to retained earnings, net of tax as of January 1, 2023. The ultimate impact will depend on the portfolio and forecasts when the standard is adopted.
2.     INVESTMENT SECURITIES
Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2022:
Government and Government Sponsored Entities:
Commercial mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$416,134	$1,468	$(16,427)	$401,175
Residential MBS and CMOs	222,336	129	(14,033)	208,432
Agency bonds	25,576	225	—	25,801
Other asset backed securities ("ABS")	27,377	—	(1,353)	26,024
Total available for sale debt securities	$691,423	$1,822	$(31,813)	$661,432
At December 31, 2021:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$407,111	$3,281	$(2,646)	$407,746
Residential MBS and CMOs	200,775	1,225	(1,867)	200,133
Agency bonds	10,587	244	—	10,831
Other ABS	28,720	37	(150)	28,607
Total available for sale debt securities	$647,193	$4,787	$(4,663)	$647,317
Net unrealized gains (losses) on available for sale investment securities are recorded as accumulated other comprehensive income (loss) within stockholders’ equity and totaled $(21.3) million and $88 thousand, net of $8.7 million and $(36) thousand in tax assets (liabilities), at June 30, 2022 and December 31, 2021, respectively. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities during the three or six months ended June 30, 2022 or 2021.

The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$152,632	$(8,905)	$71,739	$(7,522)	$224,371	$(16,427)
Residential MBS and CMOs	153,853	(9,659)	26,193	(4,374)	180,046	(14,033)
Other ABS	26,024	(1,353)	—	—	26,024	(1,353)
Total available for sale debt securities	$332,509	$(19,917)	$97,932	$(11,896)	$430,441	$(31,813)
At June 30, 2022, the Company held 89 residential MBS and CMOs of which 66 were in a loss position and six had been in a loss position for twelve months or more. The Company held 59 commercial MBS and CMOs of which 34 were in a loss position and ten had been in a loss position for twelve months or more. The Company held three other ABS of which three were in a loss position and none had been in a loss position for twelve months or more.

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
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2022 or December 31, 2021.
As of June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.

Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of June 30, 2022:
Government Sponsored Entities:
Residential MBS	$3,097	$—	$(95)	$3,002
Other investments	65	—	—	65
Total held to maturity investment securities	$3,162	$—	$(95)	$3,067
As of December 31, 2021:
Government Sponsored Entities:
Residential MBS	$3,761	$189	$—	$3,950
Other investments	68	—	—	68
Total held to maturity investment securities	$3,829	$189	$—	$4,018
The following table summarizes the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
As of June 30, 2022:
Government Sponsored Entities:
Residential MBS	$3,002	$(95)	$—	$—	$3,002	$(95)
At June 30, 2022, the Company had seven held to maturity residential MBS of which seven were in a loss position and none had been in a loss position for twelve months or more.
The unrecognized losses on the Company’s held to maturity investments at June 30, 2022 were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2022.
The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of June 30, 2022:

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
Five to ten years	$25,576	$25,801
MBS, CMOs and other ABS	665,847	635,631
Total available for sale debt securities	$691,423	$661,432
Held to maturity investments securities
Five to ten years	$65	$65
MBS	3,097	3,002
Total held to maturity debt securities	$3,162	$3,067

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities, collateralized mortgage obligations and other asset backed securities are not included in the maturity categories above and instead are shown separately. No securities were pledged as of June 30, 2022 or December 31, 2021.

Equity Securities

Equity securities consist of investments in a qualified community reinvestment fund. At June 30, 2022 and December 31, 2021, the fair value of equity securities totaled $10.8 million and $11.7 million, respectively. Changes in fair value are recognized in other noninterest income and totaled $(344) thousand and $(921) thousand during the three and six months ended June 30, 2022, respectively, compared to $33 thousand and $(178) thousand during the three and six months ended June 30, 2021, respectively. There were no sales of equity securities during the three or six months ended June 30, 2022 or 2021.
3.     LOANS
Loans consist of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Permanent mortgages on:
Multifamily residential	$4,414,725	$4,210,735
Single family residential	2,011,374	1,881,676
Commercial real estate	184,708	187,097
Land and construction loans	27,022	17,912
Total	6,637,829	6,297,420
Allowance for loan losses	(35,535)	(35,535)
Loans held for investment, net	$6,602,294	$6,261,885

Certain loans have been pledged to secure borrowing arrangements (see Note 8).

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land and Construction	Total
Three months ended June 30, 2022
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$24,151	$6,797	$1,882	$205	$33,035
Provision for (reversal of) loan losses	1,856	828	(209)	25	2,500
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance allocated to portfolio segments	$26,007	$7,625	$1,673	$230	$35,535
Three months ended June 30, 2021
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$30,838	$9,816	$2,871	$241	$43,766
Reversal of provision for loan losses	(724)	(1,546)	(166)	(64)	(2,500)
Charge-offs	—	—	—	—	—
Recoveries	—	62	—	7	69
Ending balance allocated to portfolio segments	$30,114	$8,332	$2,705	$184	$41,335
Six months ended June 30, 2022
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$26,043	$7,224	$2,094	$174	$35,535
(Reversal of) provision for loan losses	(36)	401	(421)	56	—
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance allocated to portfolio segments	$26,007	$7,625	$1,673	$230	$35,535
Six months ended June 30, 2021
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$33,259	$9,372	$3,347	$236	$46,214
Reversal of provision for loan losses	(3,145)	(1,104)	(642)	(109)	(5,000)
Charge-offs	—	—	—	—	—
Recoveries	—	64	—	57	121
Ending balance allocated to portfolio segments	$30,114	$8,332	$2,705	$184	$41,335

The following table summarizes the allocation of the allowance for loan losses by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land and Construction	Total
As of June 30, 2022:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	26,007	7,600	1,673	230	35,510
Ending balance	$26,007	$7,625	$1,673	$230	$35,535
Loans:
Ending balance: individually evaluated for impairment	$852	$8,012	$—	$—	$8,864
Ending balance: collectively evaluated for impairment	4,413,873	2,003,362	184,708	27,022	6,628,965
Ending balance	$4,414,725	$2,011,374	$184,708	$27,022	$6,637,829
As of December 31, 2021:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	26,043	7,199	2,094	174	35,510
Ending balance	$26,043	$7,224	$2,094	$174	$35,535
Loans:
Ending balance: individually evaluated for impairment	$505	$5,687	$—	$—	$6,192
Ending balance: collectively evaluated for impairment	4,210,230	1,875,989	187,097	17,912	6,291,228
Ending balance	$4,210,735	$1,881,676	$187,097	$17,912	$6,297,420

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

The following table summarizes the loan portfolio allocated by management’s internal risk ratings at June 30, 2022 and December 31, 2021.

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of June 30, 2022:
Grade:
Pass	$4,360,690	$1,993,279	$180,522	$27,022	$6,561,513
Watch	31,663	13,917	3,223	—	48,803
Special mention	4,058	—	963	—	5,021
Substandard	18,314	4,178	—	—	22,492
Total	$4,414,725	$2,011,374	$184,708	$27,022	$6,637,829
As of December 31, 2021:
Grade:
Pass	$4,129,767	$1,856,942	$180,950	$17,523	$6,185,182
Watch	66,062	22,946	6,147	389	95,544
Special mention	4,586	—	—	—	4,586
Substandard	10,320	1,788	—	—	12,108
Total	$4,210,735	$1,881,676	$187,097	$17,912	$6,297,420
The following table summarizes an aging analysis of the loan portfolio by the time past due at June 30, 2022 and December 31, 2021:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of June 30, 2022:
Loans:
Multifamily residential	$2,957	$—	$—	$852	$4,410,916	$4,414,725
Single family residential	359	—	—	4,178	2,006,837	2,011,374
Commercial real estate	—	—	—	—	184,708	184,708
Land and construction	—	—	—	—	27,022	27,022
Total	$3,316	$—	$—	$5,030	$6,629,483	$6,637,829
As of December 31, 2021:
Loans:
Multifamily residential	$—	$—	$—	$505	$4,210,230	$4,210,735
Single family residential	271	—	—	1,788	1,879,617	1,881,676
Commercial real estate	—	—	—	—	187,097	187,097
Land and construction	—	—	—	—	17,912	17,912
Total	$271	$—	$—	$2,293	$6,294,856	$6,297,420

The following table summarizes information related to impaired loans at June 30, 2022 and December 31, 2021:

	As of June 30, 2022			As of December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$852	$927	$—	$505	$582	$—
Single family residential	7,192	7,384	—	4,847	5,033	—
	8,044	8,311	—	5,352	5,615	—
With an allowance recorded:
Single family residential	820	817	25	840	836	25
	820	817	25	840	836	25
Total:
Multifamily residential	852	927	—	505	582	—
Single family residential	8,012	8,201	25	5,687	5,869	25
	$8,864	$9,128	$25	$6,192	$6,451	$25
The following tables summarize information related to impaired loans for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$767	$17	$17	$908	$8	$8
Single family residential	6,219	37	10	4,872	50	28
	6,986	54	27	5,780	58	36
With an allowance recorded:
Single family residential	825	6	—	863	6	—
	825	6	—	863	6	—
Total:
Multifamily residential	767	17	17	908	8	8
Single family residential	7,044	43	10	5,735	56	28
	$7,811	$60	$27	$6,643	$64	$36

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$654	$25	$25	$967	$14	$14
Single family residential	5,626	80	29	5,431	111	85
	6,280	105	54	6,398	125	99
With an allowance recorded:
Single family residential	830	12	—	868	13	—
	830	12	—	868	13	—
Total:
Multifamily residential	654	25	25	967	14	14
Single family residential	6,456	92	29	6,299	124	85
	$7,110	$117	$54	$7,266	$138	$99
The following table summarizes the recorded investment related to troubled debt restructurings ("TDRs") at June 30, 2022 and December 31, 2021:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Troubled debt restructurings:
Single family residential	$1,592	$1,204
The Company has allocated $25 thousand of its allowance for loan losses for loans modified in TDRs at both June 30, 2022 and December 31, 2021. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs.
During the six months ended June 30, 2022, the Company modified the terms of one loan that qualified as a TDR. The following table provides details of this modification:

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
The Company had no TDRs with a subsequent payment default within twelve months following the modification during the three or six months ended June 30, 2022 and 2021. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

4.     NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned. The Company’s nonperforming assets at June 30, 2022 and December 31, 2021 are indicated below:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Non-accrual loans:
Multifamily residential	$852	$505
Single family residential	4,178	1,788
Total non-accrual loans	5,030	2,293
Real estate owned	—	—
Total nonperforming assets	$5,030	$2,293
Interest income on non-accrual loans is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loans are deemed to be fully collectible. If there is doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on non-accrual loans during the three and six months ended June 30, 2022 totaling $27 thousand and $54 thousand, respectively, compared to $36 thousand and $99 thousand during the three and six months ended June 30, 2021. Contractual interest not recorded on nonperforming loans during the three and six months ended June 30, 2022 totaled $17 thousand and $24 thousand, respectively, compared to $1 thousand and $16 thousand for the three and six months ended June 30, 2021, respectively.

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

(Dollars in thousands)	June 30, 2022	December 31, 2021
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$93,840	$127,431
Other financial institutions	48,683	58,298
Total mortgage loans serviced for others	$142,523	$185,729
Custodial account balances maintained in connection with serviced loans totaled $3.7 million and $5.0 million at June 30, 2022 and December 31, 2021, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$811	$1,428	$915	$1,599
Additions	—	—	—	—
Disposals	—	—	—	—
Changes in fair value due to changes in assumptions	—	—	—	—
Other changes in fair value	(32)	(236)	(136)	(407)
Ending balance	$779	$1,192	$779	$1,192
Fair value as of June 30, 2022 was determined using a discount rate of 10%, prepayment speeds ranging from 4.7% to 49.7% and a weighted average default rate of 5%. The weighted average prepayment speed at June 30, 2022 was 29.2%. Fair value as of December 31, 2021 was determined using a discount rate of 10%, prepayment speeds ranging from 7.6% to 48.8% and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2021 was 29.2%.
6.     LEASES
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2023 and 2030, with certain leases containing five year renewal options. The Company includes lease extension options in the lease term if it is reasonably certain the Company will exercise the option, when considering the economic incentive to do so. Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. All of the Company’s leases are classified as operating leases and prior to the adoption of ASU 2016-02 on January 1, 2022, were not recognized on the Company's consolidated statements of financial condition.
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
The Company uses its incremental borrowing rate at lease commencement to discount lease payments when the rate implicit in the lease is not readily determinable. The Company's incremental borrowing rate is based on the FHLB advance rate based on the lease term and other factors. In addition, the Company has elected to account for any non-lease components in its leases as part of the associated lease component. The Company also has elected to not recognize short-term leases with an original term of 12 months or less on the Company's consolidated statements of financial condition.

Supplemental lease information as of or for the three and six months ended June 30, 2022 is as follows:

(Dollars in thousands)	June 30, 2022
Operating lease right-of-use assets included in prepaid expenses and other assets	$15,393
Operating lease liabilities included in other liabilities and accrued expenses	$15,682

Weighted average remaining lease term (years) of operating leases	4.9
Weighted average discount rate of operating leases	1.88%

(Dollars in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease costs included in occupancy expense	$910	$1,839
Cash paid for amounts included in the measurement of operating lease liabilities	$1,014	$2,051

At June 30, 2022, future undiscounted lease payments with initial terms of one year or more are as follows:

(Dollars in thousands)
July 1 - December 31, 2022	$1,942
2023	3,719
2024	3,013
2025	2,594
2026	2,398
Thereafter	2,841
Total undiscounted lease payments	16,507
Less: Imputed interest	(825)
Net lease liabilities	$15,682
7.     DEPOSITS
A summary of deposits at June 30, 2022 and December 31, 2021 is as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Money market savings	$2,353,150	$2,294,367
Time deposits	2,240,395	2,335,141
Money market checking	671,310	580,325
Interest-bearing demand	230,587	176,126
Noninterest-bearing demand	173,317	152,284
Total	$5,668,759	$5,538,243
The Company had time deposits that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250 thousand of $973.4 million and $1.1 billion at June 30, 2022 and December 31, 2021, respectively.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $123.1 million and $25.8 million at June 30, 2022 and December 31, 2021, respectively.

Maturities of the Company’s time deposits at June 30, 2022 are summarized as follows:

(Dollars in thousands)
July 1 - December 31, 2022	$1,355,883
2023	732,749
2024	95,164
2025	7,830
2026	41,073
Thereafter	7,696
Total	$2,240,395
8.     FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets, provided that adequate collateral has been pledged. As of June 30, 2022 and December 31, 2021, the Bank had pledged various mortgage loans totaling approximately $2.8 billion and $2.4 billion, respectively, as well as the FHLB stock held by the Bank, to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $579.7 million and $583.0 million as of June 30, 2022 and December 31, 2021, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of June 30, 2022 or December 31, 2021.
The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

	Outstanding Balances		As of June 30, 2022
(Dollars in thousands)	June 30, 2022	December 31, 2021	Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate	Maturity Dates
Fixed rate short-term	$153,300	$—	1.66%	1.75%	1.70%	July 2022
Fixed rate long-term	801,647	751,647	0.38%	7.33%	1.81%	March 2023 to March 2030
	$954,947	$751,647
The Bank's available borrowing capacity based on pledged loans to the FHLB and the FRB totaled $1.1 billion and $1.2 billion at June 30, 2022 and December 31, 2021, respectively. As of both June 30, 2022 and December 31, 2021, the Bank had aggregate loan balances of $2.5 billion available to pledge to the FHLB and FRB to increase its borrowing capacity. As of June 30, 2022 and December 31, 2021, the Bank pledged as collateral a $62.6 million FHLB letter of credit to Freddie Mac related to our multifamily securitization reimbursement obligation.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the three and six months ended June 30, 2022, there was a maximum amount of short-term borrowings outstanding of $228.4 million for both periods, an average amount outstanding of $95.0 million and $58.6 million, respectively, with a weighted average interest rate of 1.05% and 0.92%, respectively. During the three and six months June 30, 2021, there was a maximum amount of short-term borrowings outstanding of $352.9 million for both periods, an average amount outstanding of $242.1 million and $165.9 million, respectively, with a weighted average interest rate of 0.13% and 0.14%, respectively.

The following table summarizes scheduled principal payments on FHLB advances over the next five years as of June 30, 2022:

(Dollars in thousands)
July 1 - December 31, 2022	$153,300
2023	250,000
2024	350,000
2025	101,500
2026	100,000
Thereafter	147
$954,947
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
The following table is a summary of the outstanding Trust Securities and Notes at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	3.21%	$41,238	1.58%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	3.45%	$20,619	1.82%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%

10.     SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$276	$95,000	$338	9/30/2024	6.50%
11.     DERIVATIVES AND HEDGING ACTIVITIES
From time to time, the Company utilizes interest rate swaps and other derivative financial instruments as part of its asset liability management strategy to manage interest rate risk positions.

Fair Value Hedges of Interest Rate Risk
As of June 30, 2022, the Company held five interest rate swaps with a total notional amount of $950 million. During the six months ended June 30, 2022, the Company entered into three new swap agreements with an aggregate notional amount of $300.0 million. The other two swaps were entered into in February and June 2021. The swaps provide a hedge against the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. Additionally, during the three and six months ended June 30, 2021, the Company also held two separate, two-year interest rate swaps with a total notional amount of $1.0 billion. These swaps, which were in equal notional amounts of $500.0 million, matured in June and August 2021, and provided a hedge against the interest rate risk related to certain hybrid multifamily loans which were in their fixed rate period.

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

The following table presents the effect of the Company’s interest rate swaps on the unaudited consolidated statements of income for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Derivative - interest rate swaps:
Interest income (loss)	$498	$(3,302)	$433	$(6,719)
Hedged items - loans:
Interest loss	(35)	(14)	(48)	(29)
Net increase (decrease) in interest income	$463	$(3,316)	$385	$(6,748)

The following table presents the fair value of the Company’s interest rate swaps, as well as their classification in the consolidated statements of financial condition as of June 30, 2022 and December 31, 2021:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
As of June 30, 2022:
Interest Rate Swaps	$950,000	Prepaid Expenses and Other Assets	$16,271	Other Liabilities and Accrued Expenses	$32
As of December 31, 2021:
Interest Rate Swaps	$650,000	Prepaid Expenses and Other Assets	$3,108	Other Liabilities and Accrued Expenses	$—

As of June 30, 2022 and December 31, 2021, the following amounts were recorded in the consolidated statements of financial condition related to cumulative basis adjustments for its fair value hedges:

Line Item in the Consolidated Statements of Financial Condition in Which the Hedged Items are Included (1)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
As of June 30, 2022:
Loans receivable, net	$933,711	$(16,289)
As of December 31, 2021:
Loans receivable, net	$646,890	$(3,110)
(1) These amounts include the amortized cost basis of portfolio loans used to designate hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2022 and December 31, 2021, the amortized cost basis of the portfolio loans used in these hedging relationships were $1.4 billion and $1.0 billion, respectively.
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

All RSAs and RSUs are granted at the fair value of the common stock at the time of the award. RSAs and RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period. Non-cash stock compensation expense recognized for RSAs for the three and six months ended June 30, 2022 totaled $616 thousand and $1.3 million, respectively, compared with $651 thousand and $1.2 million for the three and six months ended June 30, 2021, respectively The fair value of RSAs and RSUs that vested during the six months ended June 30, 2022 and 2021 totaled $2.6 million and $2.4 million, respectively. No RSAs or RSUs vested during the three months ended June 30, 2022 or 2021.

As of June 30, 2022 and December 31, 2021, there was $3.6 million and $2.6 million, respectively, of unrecognized compensation expense related to 411,592 and 489,703 unvested RSAs, respectively, which amounts were expected to be expensed over a weighted average period of 1.88 years and 1.69 years, respectively. As of June 30, 2022 and December 31, 2021, 84,727 and 91,486 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about RSAs and RSUs:

	Six Months Ended June 30,
	2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	581,189	$10.56	605,916	$10.93
Shares granted	206,675	13.81	289,473	10.11
Shares settled	(253,706)	10.45	(265,655)	11.02
Shares forfeited	(37,839)	11.97	(52,798)	10.26
End of the period balance	496,319	$11.86	576,936	$10.53
Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At June 30, 2022 and December 31, 2021, there were 1,692,508 and 1,861,344 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. RSU awards were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan and were excluded from the shares reserved and available for grant under the Omnibus Plan. As of January 1, 2021, all RSUs were fully vested and no longer subject to forfeiture.
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments were as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2022:
Financial assets:
Cash and cash equivalents	$86,548	$86,548	$86,548	$—	$—
Debt securities:
Available for sale	661,432	661,432	—	661,432	—
Held to maturity	3,162	3,067	—	3,067	—
Equity securities	10,772	10,772	—	10,772	—
Loans receivable, net	6,602,294	6,584,788	—	—	6,584,788
Accrued interest receivable	19,297	19,297	3	1,148	18,146
FHLB stock	27,874	N/A	N/A	N/A	N/A
Interest rate swaps	16,271	16,271	—	16,271	—
Financial liabilities:
Deposits	$5,668,759	$5,636,060	$3,143,363	$2,492,697	$—
FHLB advances	954,947	954,909	—	954,909	—
Junior subordinated deferrable interest debentures	61,857	51,290	—	51,290	—
Senior debt	94,724	94,194	—	94,194	—
Accrued interest payable	276	276	—	276	—
Interest rate swap	32	32	—	32	—
As of December 31, 2021:
Financial assets:
Cash and cash equivalents	$138,413	$138,413	$138,413	$—	$—
Debt securities:
Available for sale	647,317	647,317	—	647,317	—
Held to maturity	3,829	4,018	—	4,018	—
Equity securities	11,693	11,693	—	11,693	—
Loans receivable, net	6,261,885	6,297,548	—	—	6,297,548
Accrued interest receivable	17,761	17,761	1	927	16,833
FHLB stock	23,411	N/A	N/A	N/A	N/A
Interest rate swaps	3,108	3,108	—	3,108	—
Financial liabilities:
Deposits	$5,538,243	$5,541,417	$2,918,102	$2,623,315	$—
FHLB advances	751,647	755,981	—	755,981	—
Junior subordinated deferrable interest debentures	61,857	61,545	—	61,545	—
Senior debt	94,662	103,361	—	103,361	—
Accrued interest payable	118	118	—	118	—
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

Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2022 and December 31, 2021.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2022:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$401,175	$—	$401,175	$—
Residential MBS and CMOs	208,432	—	208,432	—
Agency bonds	25,801	—	25,801	—
Other ABS	26,024	—	26,024	—
Total available for sale debt securities	$661,432	$—	$661,432	$—
Equity securities	$10,772	$—	$10,772	$—
Mortgage servicing rights	779	—	—	779
Interest rate swaps	16,271	—	16,271	—
Financial Liabilities:
Interest rate swap	$32	$—	$32	$—
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
There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2022 or 2021.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date.

At both June 30, 2022 and December 31, 2021, there were no assets or liabilities measured at fair value on a non-recurring basis and the Company held no other real estate owned.
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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $542 thousand and $727 thousand as of June 30, 2022 and December 31, 2021, respectively, based upon an analysis of quantitative and qualitative data of the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation.
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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If the Bank's capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At June 30, 2022, the Bank’s net worth was $814.9 million which equates to its Tier 1 capital of $832.9 million plus goodwill of $3.3 million and accumulated other comprehensive loss related to net unrealized losses on available for sale securities of $21.3 million.
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
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Servicing fees	89	147	186	317
The following table provides information about the loans transferred through sales or securitization and not recorded in the consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of June 30, 2022:
Principal balance of loans	$11,414	$131,109
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2021:
Principal balance of loans	$12,243	$173,486
Loans 90+ days past due	—	—
Charge-offs, net	—	—
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
At June 30, 2022 and December 31, 2021, the Company had outstanding commitments of approximately $162.7 million and $132.8 million, respectively, for loans and lines of credit. Unfunded commitment reserves totaled $118 thousand and $153 thousand at June 30, 2022 and December 31, 2021, respectively.

Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations or cash flows. In the ordinary course of operations, the Company may be party to various legal proceedings.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured portions of these balances are limited to $250 thousand per institution based on FDIC insurance limits. At both June 30, 2022 and December 31, 2021, the Company had $25.5 million in uninsured available cash balances. The Company also has established federal funds lines of credit with correspondent banks totaling $50.0 million at both June 30, 2022 and December 31, 2021, none of which were advanced at those dates. The Company periodically monitors the financial condition and capital adequacy of these correspondent banks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at June 30, 2022 and December 31, 2021 and our results of operations for the three months ended June 30, 2022 and March 31, 2022 and the six months ended June 30, 2022 and 2021, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022 (our “Annual Report”) and with the accompanying Notes to Unaudited Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings (the "Bank"), the discussion and analysis relates to activities primarily conducted by the Bank.
Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank headquartered in Gardena, California with $7.5 billion in assets at June 30, 2022. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.
Selected Financial Data
The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three and six months ended June 30, 2022 and 2021 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Report. The selected historical consolidated financial data for the three months ended March 31, 2022 are derived from our unaudited consolidated financial statements which were included in our previously filed Form 10-Q on May 6, 2022. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Three Months Ended		As of or For the Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Statements of Income and Financial Condition Data
Net Income	$22,567	$22,940	$45,507	$39,627
Pre-tax, pre-provision net earnings (1)	$34,509	$29,580	$64,089	$51,153
Total assets	$7,530,516	$7,260,826	$7,530,516	$7,257,078
Per Common Share
Diluted earnings per share	$0.44	$0.45	$0.89	$0.76
Book value per share	$13.15	$13.00	$13.15	$12.32
Tangible book value per share (1)	$13.09	$12.93	$13.09	$12.25
Selected Ratios
Return on average:
Assets	1.23%	1.28%	1.25%	1.12%
Stockholders' equity	13.41%	13.60%	13.50%	12.58%
Dividend payout ratio	27.15%	27.14%	27.14%	15.18%
Net interest margin	2.62%	2.54%	2.58%	2.27%
Efficiency ratio (1)	27.86%	34.40%	31.03%	36.41%
Noninterest expense to average assets	0.72%	0.86%	0.79%	0.83%
Loan to deposit ratio	117.09%	113.66%	117.09%	119.28%
Credit Quality Ratios
Allowance for loan losses to loans	0.54%	0.52%	0.54%	0.64%
Allowance for loan losses to nonperforming loans	706.46%	1,450.81%	706.46%	5,846.53%
Nonperforming assets to total assets	0.07%	0.03%	0.07%	0.01%
Net recoveries to average loans	—%	—%	—%	(0.00)%
Capital Ratios
Tier 1 leverage ratio	10.20%	10.27%	10.20%	9.70%
Total risk-based capital ratio	19.12%	19.37%	19.12%	18.33%

(1) Considered a non-GAAP financial measure. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - ‘‘Non-GAAP Financial Measures’’ for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Pre-tax, pre-provision net earnings is defined as net income before taxes and provision for loan losses. Tangible book value per share is defined as total assets less goodwill and total liabilities divided by period end shares outstanding. Efficiency ratio is defined as the ratio of noninterest expense to net interest income plus noninterest income.

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with general practices within the financial services industry. Application of these principles requires management to make complex and subjective estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

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
Non-GAAP Financial Measures

Some of the financial measures discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation contain financial measures that are not measures recognized under GAAP and therefore, are considered non‐GAAP financial measures, including pre-tax, pre-provision net earnings, efficiency ratio, tangible assets, tangible stockholders' equity and tangible book value per share.

Our management uses these non‐GAAP financial measures in their analysis of the Company’s performance, financial condition and the efficiency of its operations. We believe that these non‐GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods and other companies, as well as demonstrate the effects of significant changes in the current period. We also believe that investors find these non‐GAAP financial measures useful as they assist investors in understanding our underlying operating performance and the analysis of ongoing operating trends. However, we acknowledge that our non-GAAP financial measures have a number of limitations. You should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Pre-tax, Pre-provision Net Earnings
Income before taxes	$32,009	$32,080	$64,089	$56,153
Plus: Provision for (reversal of) loan losses	2,500	(2,500)	—	(5,000)
Pre-tax, pre-provision net earnings	$34,509	$29,580	$64,089	$51,153
Efficiency Ratio
Noninterest expense (numerator)	$13,325	$15,512	$28,837	$29,284
Net interest income	$47,472	$45,034	92,506	79,618
Noninterest income	362	58	420	819
Operating revenue (denominator)	$47,834	$45,092	$92,926	$80,437
Efficiency ratio	27.86%	34.40%	31.03%	36.41%

(Dollars in thousands, except per share data)	June 30, 2022	March 31, 2022	June 30, 2021
Tangible Book Value Per Share
Total assets	$7,530,516	$7,260,826	$7,257,078
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	7,527,219	7,257,529	7,253,781
Less: Total liabilities	(6,858,894)	(6,592,826)	(6,618,379)
Tangible stockholders' equity (numerator)	$668,325	$664,703	$635,402
Period end shares outstanding (denominator)	51,063,498	51,403,914	51,861,704
Tangible book value per share	$13.09	$12.93	$12.25

Results of Operations - Three Months Ended June 30, 2022 and March 31, 2022

Overview

For the three months ended June 30, 2022, our net income was $22.6 million as compared to $22.9 million for the three months ended March 31, 2022. The decrease of $373 thousand, or 1.6%, was attributable to an increase in the provision for loan losses of $5.0 million, partially offset by an increase in net interest income of $2.4 million and a decrease in noninterest expense of $2.2 million. Pre-tax, pre-provision net earnings increased by $4.9 million, or 16.7%, for the three months ended June 30, 2022 as compared to the linked quarter.
Net Interest Income

Net interest income increased by $2.4 million, or 5.4%, to $47.5 million for the three months ended June 30, 2022 from $45.0 million for the prior quarter due to higher loan interest income, partially offset by higher interest expense on our deposit portfolio and FHLB advances. The increase in loan interest income was primarily due to an increase in the average balance of loans, lower accelerated loan cost amortization on paid off single family residential loans and higher income earned on our interest rate swaps. The increase in interest expense was primarily due to higher interest rates on deposits and an increase in the average balance and cost of FHLB advances. As compared to the linked quarter, the average balance and yield on our loan portfolio increased by $202.9 million and 9 basis points, respectively, while the average balance and cost of interest bearing deposits and FHLB advances increased by $56.8 million and 5 basis points, respectively, and $102.6 million and 3 basis points, respectively.

Our net interest margin was 2.62% during the three months ended June 30, 2022 compared to 2.54% during the prior quarter. Our net interest margin reflects the net impact of an increase in the yield on interest earning assets partly offset by an increase in the cost of interest bearing liabilities. During the second quarter, the yield on our interest earning assets increased by 15 basis points primarily due to the increase in loan yield, while the cost of our interest bearing liabilities increased by 7 basis points primarily due to the increase in deposit costs. Our net interest spread in the second quarter was 2.54%, increasing by 8 basis points as compared to the linked quarter.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended June 30, 2022 and March 31, 2022. The average balances are daily averages.

	For the Three Months Ended
	June 30, 2022			March 31, 2022
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,318,879	$39,893	3.69%	$4,211,697	$39,146	3.72%
Single family residential	1,961,812	14,430	2.94%	1,867,416	12,025	2.58%
Commercial real estate	189,705	2,256	4.76%	193,871	2,204	4.55%
Construction and land	25,784	333	5.18%	20,341	258	5.14%
Total loans (1)	6,496,180	56,912	3.50%	6,293,325	53,633	3.41%
Investment securities	650,514	2,863	1.76%	650,091	2,301	1.42%
Cash and cash equivalents	101,873	198	0.78%	153,370	66	0.17%
Total interest-earning assets	7,248,567	59,973	3.31%	7,096,786	56,000	3.16%
Noninterest-earning assets (2)	109,408			92,904
Total assets	$7,357,975			$7,189,690
Interest-Bearing Liabilities
Transaction accounts	$175,092	88	0.20%	$169,580	95	0.22%
Money market demand accounts	3,050,811	3,966	0.51%	2,964,527	3,222	0.43%
Time deposits	2,196,455	2,859	0.51%	2,231,471	2,703	0.49%
Total deposits	5,422,358	6,913	0.50%	5,365,578	6,020	0.45%
FHLB advances	863,685	3,628	1.68%	761,119	3,097	1.65%
Junior subordinated debentures	61,857	385	2.50%	61,857	275	1.80%
Senior debt	94,703	1,575	6.65%	94,673	1,574	6.65%
Total interest-bearing liabilities	6,442,603	12,501	0.77%	6,283,227	10,966	0.70%
Noninterest-bearing deposit accounts	165,799			147,533
Other noninterest-bearing liabilities	76,412			84,022
Total liabilities	6,684,814			6,514,782
Total stockholders' equity	673,161			674,908
Total liabilities and stockholders' equity	$7,357,975			$7,189,690

Net interest spread (3)			2.54%			2.46%
Net interest income/margin (4)		$47,472	2.62%		$45,034	2.54%
(1)     Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $4.0 million and $4.8 million for the three months ended June 30, 2022 and March 31, 2022, respectively.
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

	Three Months Ended June 30 vs March 31, 2022
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$1,047	$(300)	$747
Single family residential	640	1,765	2,405
Commercial real estate	(48)	100	52
Construction and land	73	2	75
Total loans	1,712	1,567	3,279
Investment securities	2	560	562
Cash and cash equivalents	(29)	161	132
Total interest-earning assets	1,685	2,288	3,973
Interest-Bearing Liabilities
Transaction accounts	2	(9)	(7)
Money market demand accounts	101	643	744
Time deposits	(27)	183	156
Total deposits	76	817	893
FHLB advances	468	63	531
Junior subordinated debentures	—	110	110
Senior debt	1	—	1
Total interest-bearing liabilities	545	990	1,535

Net Interest Income	$1,140	$1,298	$2,438

Total interest income increased by $4.0 million, or 7.1%, for the three months ended June 30, 2022 as compared to the prior quarter. This increase was primarily due to a $3.3 million improvement in interest income earned on loans caused by a $202.9 million and 9 basis point increase in the average balance and yield on our loans, respectively. The increase in loan yield was primarily due to lower accelerated loan cost amortization on paid off single family residential ("SFR") loans and higher income earned on an interest rate swap hedging fixed rate SFR loans.

The volume of new loan originations totaled $733.0 million and $568.9 million for the three months ended June 30, 2022 and March 31, 2022, respectively. The weighted average rate on new loans for the three months ended June 30, 2022 was 3.55% as compared to 3.14% for the linked quarter. The increase in the average coupon on originations was primarily due to the rising interest rate environment. Loan prepayment speeds were 24.0% and 26.2% during the three months ended June 30, 2022 and March 31, 2022, respectively. The decrease in prepayment speeds was due to a slowing of SFR prepayments due to rising market interest rates. This decline was partially offset by income property loan ("IPL") prepayment speeds which remained elevated relative to historical levels. Approximately 45% of our prepaid IPL loans during the current quarter were in-house refinances that were in the pipeline at March 31, 2022 and rate locked at low interest rates. These in-house refinances were the primary driver of the higher IPL prepayment speeds during the current quarter. The weighted average rate on loan payoffs/curtailments during the three months ended June 30, 2022 was 3.86% as compared to 3.70% for the prior quarter.
Total interest expense increased $1.5 million, or 14.0%, to $12.5 million, for the three months ended June 30, 2022 from $11.0 million for the prior quarter. Interest expense on deposits increased $893 thousand, to $6.9 million, for the three months ended June 30, 2022 from $6.0 million for the prior quarter. The increase was primarily due to a 5 basis point increase in the cost of interest-bearing deposits predominantly due to an increase in rates offered on our deposit products driven by rising market interest rates. Additionally, interest expense on FHLB advances increased $531 thousand compared to the prior quarter due to an increase in the average balance and cost of advances of $102.6 million and 3 basis points, respectively. We generally use both deposits and FHLB advances to fund net loan growth. We also use long-term FHLB advances as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

During the three months ended June 30, 2022, the Company recorded loan loss provisions of $2.5 million compared to a reversal of loan loss provisions of $2.5 million during the three months ended March 31, 2022. The current quarter provision was related to loan growth and an increase in classified loan balances while the prior quarter reversal related to the remaining portion of qualitative reserves established early in the pandemic that were deemed unnecessary. Our allowance for loan losses as a percentage of total loans was 0.54% at June 30, 2022 compared to 0.52% and 0.56% at March 31, 2022 and December 31, 2021, respectively. The allowance for loan losses and the provisions for loan losses recognized were determined based on the incurred loss methodology. The Company expects to adopt the CECL allowance methodology on January 1, 2023.
Nonperforming assets totaled $5.0 million, or 0.07% of total assets, at June 30, 2022 compared to $2.3 million, or 0.03% of total assets, at December 31, 2021. Criticized loans, which includes loans graded Special Mention and of greater risk, were $27.5 million at June 30, 2022 compared to $16.7 million at December 31, 2021. Classified loans, which includes loans graded Substandard and of greater risk, totaled $22.5 million and $12.1 million at June 30, 2022 and December 31, 2021, respectively. The increase in criticized and classified loan balances was primarily attributed to isolated credit related downgrades of several multifamily residential loans during the six months ended June 30, 2022. The Company's exposure to nonresidential commercial real estate remains limited, totaling $184.7 million, or 2.8% of our loan portfolio, at the end of the current quarter.
Noninterest Income

Noninterest income increased by $304 thousand, or 524.1%, to $362 thousand for the three months ended June 30, 2022 from $58 thousand for the prior quarter. The following table presents the major components of our noninterest income:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$342	$354	$(12)	(3.4)%
Fee income	292	226	66	29.2%
Other	(272)	(522)	250	(47.9)%
Total noninterest income	$362	$58	$304	524.1%
The increase in noninterest income for the quarter ended June 30, 2022 compared to the quarter ended March 31, 2022, was primarily attributable to a $233 thousand decrease in the decline in the fair value of community development investments that are classified as equity securities. Decreases in fair value are primarily attributed to the rise in market interest rates.
Noninterest Expense

Noninterest expense decreased $2.2 million, or 14.1%, to $13.3 million for the three months ended June 30, 2022 from $15.5 million for the three months ended March 31, 2022. The following table presents the major components of our noninterest expense:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$7,070	$10,219	$(3,149)	(30.8)%
Deposit insurance premium	479	481	(2)	(0.4)%
Professional and regulatory fees	634	539	95	17.6%
Occupancy	1,197	1,194	3	0.3%
Depreciation and amortization	746	603	143	23.7%
Data processing	1,007	988	19	1.9%
Marketing	525	458	67	14.6%
Other expenses	1,667	1,030	637	61.8%
Total noninterest expense	$13,325	$15,512	$(2,187)	(14.1)%
The decrease in noninterest expense during the quarter ended June 30, 2022 compared to the linked quarter was predominantly due to a $3.1 million decrease in compensation costs due to a $1.4 million decline in the required accrual for post-employment related retirement benefits resulting from an increase in interest rates. Compensation costs were further improved by a $1.2 million increase in capitalized loan origination costs due to stronger loan volume, as well as lower payroll taxes as compared to the first quarter of the year. These expense reductions were partially offset by other expenses, which increased $637 thousand during the current quarter primarily due to an increase in down payment assistance costs associated with our program to support home ownership for low-to-moderate income borrowers.
Income Tax Expense
For the three months ended June 30, 2022, we recorded income tax expense of $9.4 million as compared to $9.1 million for the prior quarter with effective tax rates of 29.5% and 28.5%, respectively. The effective tax rate in the linked quarter benefited from the vesting of restricted stock which typically occurs during the first calendar quarter of each year.
Results of Operations - Six Months Ended June 30, 2022 and 2021

Overview

For the six months ended June 30, 2022, our net income was $45.5 million as compared to $39.6 million for the six months ended June 30, 2021. The increase of $5.9 million, or 14.8%, was primarily attributable to an increase of $12.9 million in net interest income, partially offset by an increase of $5.0 million in the provision for loan losses and an increase of $2.1 million in the provision for income taxes as compared to the same period last year. Pre-tax, pre-provision net earnings increased by $12.9 million, or 25.3%, for the six months ended June 30, 2022 as compared to the same period last year.

Net Interest Income

Net interest income increased by $12.9 million, or 16.2%, to $92.5 million for the six months ended June 30, 2022 from $79.6 million for the same period last year primarily due to a decrease in interest expense on deposits related to a decline in the cost of interest-bearing deposits, as well as an increase in interest income on loans primarily due to an improvement in the earnings on our swaps and an increase in the average balance of loans compared to the same period last year, partially offset by the prepayment of higher yielding loans, which were replaced by loans at lower interest rates. Additionally, interest income on investments increased due to an increase in yield and interest expense on FHLB advances declined due to decreases in the average balance and cost of FHLB advances compared to the same period last year. As compared to the prior year, the average balance of our loan portfolio increased by $137.3 million, while the yield on loans did not change and the the average balance and yield on investments increased $18.3 million and 30 basis points, respectively. The average balance and cost of interest bearing deposits increased $167.2 million and decreased 34 basis points, respectively, and the average balance and cost of FHLB advances decreased by $87.4 million and 7 basis points, respectively, as compared to the same period last year.

Net interest margin for the six months ended June 30, 2022 was 2.58% compared to 2.27% for the same period last year. The increase in our margin was primarily related to a 31 basis point decline in the cost of our interest-bearing liabilities.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the six months ended June 30, 2022 and 2021. The average balances are daily averages.

	For the Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,265,584	$79,038	3.71%	$4,155,475	$75,501	3.63%
Single family residential	1,914,875	26,456	2.76%	1,880,852	27,573	2.93%
Commercial real estate	191,776	4,460	4.65%	200,220	4,537	4.53%
Construction and land	23,077	591	5.16%	21,455	638	6.00%
Total loans (1)	6,395,312	110,545	3.46%	6,258,002	108,249	3.46%
Investment securities	650,304	5,163	1.59%	632,014	4,074	1.29%
Cash, cash equivalents and restricted cash	127,479	265	0.42%	124,494	84	0.14%
Total interest-earning assets	7,173,095	115,973	3.23%	7,014,510	112,407	3.20%
Noninterest-earning assets (2)	101,204			62,164
Total assets	$7,274,299			$7,076,674
Interest-Bearing Liabilities
Transaction accounts	$172,351	183	0.21%	$153,638	171	0.22%
Money market demand accounts	3,007,908	7,189	0.48%	2,127,491	5,690	0.53%
Time deposits	2,213,867	5,561	0.50%	2,945,807	15,494	1.05%
Total deposits	5,394,126	12,933	0.48%	5,226,936	21,355	0.82%
FHLB advances	812,685	6,725	1.67%	900,107	7,772	1.74%
Junior subordinated debentures	61,857	660	2.15%	61,857	514	1.68%
Senior debt	94,688	3,149	6.65%	94,565	3,148	6.66%
Total interest-bearing liabilities	6,363,356	23,467	0.74%	6,283,465	32,789	1.05%
Noninterest-bearing deposit accounts	156,717			100,133
Other noninterest-bearing liabilities	80,196			63,135
Total liabilities	6,600,269			6,446,733
Total stockholders' equity	674,030			629,941
Total liabilities and stockholders' equity	$7,274,299			$7,076,674

Net interest spread (3)			2.49%			2.15%
Net interest income/margin (4)		$92,506	2.58%		$79,618	2.27%

(1)     Non-accrual loans and loans held for sale are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $8.8 million and $9.8 million for the six months ended June 30, 2022 and 2021, respectively.
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

	Six Months Ended June 30, 2022 vs 2021
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$1,931	$1,606	$3,537
Single family residential	494	(1,611)	(1,117)
Commercial real estate	(195)	118	(77)
Construction and land	47	(94)	(47)
Total loans	2,277	19	2,296
Investment securities	121	968	1,089
Cash, cash equivalents and restricted cash	2	179	181
Total interest-earning assets	2,400	1,166	3,566
Interest-Bearing Liabilities
Transaction accounts	20	(8)	12
Money market demand accounts	2,087	(588)	1,499
Time deposits	(3,204)	(6,729)	(9,933)
Total deposits	(1,097)	(7,325)	(8,422)
FHLB advances	(740)	(307)	(1,047)
Junior subordinated debentures	—	146	146
Senior debt	5	(4)	1
Total interest-bearing liabilities	(1,832)	(7,490)	(9,322)

Net Interest Income	$4,232	$8,656	$12,888

Total interest income increased by $3.6 million, or 3.2%, for the six months ended June 30, 2022 as compared to the same period last year. The increase was primarily due to a $2.3 million improvement in interest income earned on loans resulting predominantly from a $7.1 million improvement in the earnings on our swaps, partially offset by the prepayment of higher yielding loans, which were replaced by loans at lower interest rates. Additionally, interest income on investments increased $1.1 million primarily due to a 30 basis increase in yield compared to the same period last year due to rising market interest rates.
The volume of new loans originated totaled $1.3 billion and $1.1 billion for the six months ended June 30, 2022 and 2021, respectively. The weighted average interest rate on new loans for the six months ended June 30, 2022 was 3.37% as compared to 3.34% for the same period last year. During the six months ended June 30, 2021, we purchased a pool of single family loans, which was a strategic response to continued elevated loan prepayments. This purchase is excluded from the total volume of new loans originated discussed above. Loan prepayment speeds were 25.1% and 26.5% during the six months ended June 30, 2022 and 2021, respectively. The weighted average rate on loan payoffs/curtailments during the six months ended June 30, 2022 was 3.78% as compared to 4.00% for the same period last year.
Total interest expense decreased $9.3 million, or 28.4%, to $23.5 million for the six months ended June 30, 2022 from $32.8 million for the same period last year. Interest expense on deposits decreased $8.4 million primarily due to the cost of interest-bearing deposits decreasing 34 basis points. The decrease in our cost of interest-bearing deposits compared to the same period last year was predominantly due to the maturity of time deposits during the second half of 2021 that repriced to lower interest rates at that time and, to a lesser extent, a $731.9 million decrease in the average balance of time deposits, which were generally replaced with other lower cost deposit products. Interest expense on advances from the FHLB decreased by $1.0 million during the six months ended June 30, 2022 compared to the same period last year, due to a decrease in the average balance and cost of FHLB advances of $87.4 million and 7 basis points, respectively. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

For the six months ended June 30, 2022, we recorded no loan loss provisions, on a net basis, as compared to recording a reversal of loan loss provisions of $5.0 million for the same period last year. During the six months ended June 30, 2022, loan loss provisions recorded in the second quarter were primarily due to loan growth and an increase in classified loan balances. These loan loss provisions were entirely offset by a reversal of loan loss provisions recorded in the first quarter related to the remaining portion of qualitative reserves for uncertain economic risks established early in the pandemic that were deemed unnecessary. The loan loss provisions reversed during the six months ended June 30, 2021 were predominantly due to the reversal of a portion of our pandemic related qualitative reserves, as well as an improvement in the level of our criticized loans during that period.

Noninterest Income

Noninterest income decreased by $399 thousand, or 48.7%, to $420 thousand for the six months ended June 30, 2022 from $819 thousand for the same period last year.

The following table presents the major components of our noninterest income:

	For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$696	$738	$(42)	(5.7)%
Fee income	517	131	386	294.7%
Other	(793)	(50)	(743)	1486.0%
Total noninterest income	$420	$819	$(399)	(48.7)%
The decrease in noninterest income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a $743 thousand net decrease in the fair value of equity securities during the current period compared to the same period last year, partially offset by a $386 increase in fee income primarily related to deposit accounts.

Noninterest Expense

Noninterest expense decreased $447 thousand, or 1.5%, to $28.8 million for the six months ended June 30, 2022 from $29.3 million for the same period last year.

The following table presents the major components of our noninterest expense:

	For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$17,289	$19,021	$(1,732)	(9.1)%
Deposit insurance premium	960	939	21	2.2%
Occupancy	2,391	2,472	(81)	(3.3)%
Depreciation and amortization	1,349	1,333	16	1.2%
Professional and regulatory fees	1,173	1,098	75	6.8%
Marketing	983	527	456	86.5%
Data processing	1,995	1,846	149	8.1%
Other expenses	2,697	2,048	649	31.7%
Total noninterest expense	$28,837	$29,284	$(447)	(1.5)%
The decrease in noninterest expense during the six months ended June 30, 2022 as compared to the same period last year was primarily attributable to a $1.7 million decline in compensation costs mainly due to an increase in capitalized salaries related to increased loan production volumes compared to the same period last year. This decrease was partially offset by a $649 thousand increase in other expenses primarily related to an increase in down payment assistance costs associated with our program to support home ownership for low-to-moderate income borrowers, as well as a $456 thousand increase in marketing costs attributed to deposit gathering efforts.
Income Tax Expense

For the six months ended June 30, 2022, we recorded income tax expense of $18.6 million as compared to $16.5 million for the same period last year with effective tax rates of 29.0% and 29.4%, respectively. Compared to the same period last year, the increase in income tax expense was primarily due to our higher pre-tax earnings during the six months ended June 30, 2022.
Financial Condition - As of June 30, 2022 and December 31, 2021

Total assets at June 30, 2022 were $7.5 billion, an increase of $350.6 million, or 4.9%, from December 31, 2021. The increase was primarily due to a $340.4 million increase in loans and a $44.6 million increase in prepaid expenses and other assets, partially offset by a $51.9 million decline in cash and cash equivalents as compared to December 31, 2021. Total liabilities were $6.9 billion at quarter end, an increase of $348.1 million, or 5.3%, from December 31, 2021. The increase in total liabilities was primarily attributable to a $203.3 million increase in FHLB advances and growth of $130.5 million in our deposits.
Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of June 30, 2022 and December 31, 2021, our total loans amounted to $6.6 billion and $6.3 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of June 30, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	% of total	Amount	% of total
Real estate loans
Multifamily residential	$4,384,357	66.6%	$4,183,194	66.9%
Single family residential	1,986,236	30.2%	1,859,524	29.8%
Commercial real estate	184,115	2.8%	186,531	3.0%
Construction and land	27,265	0.4%	18,094	0.3%
Total loans before deferred items	6,581,973	100.0%	6,247,343	100.0%
Deferred loan costs, net	55,856		50,077
Total loans	$6,637,829		$6,297,420
The relative composition of the loan portfolio has not changed significantly over the past several years. Our primary focus remains multifamily real estate lending, which constituted 67% of our portfolio at both June 30, 2022 and December 31, 2021. Single family residential lending is our secondary lending emphasis and represented 30% of our portfolio at both June 30, 2022 and December 31, 2021.

We recognize that our multifamily and single family residential loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 560% and 551% as of June 30, 2022 and December 31, 2021, respectively. Our single family loans as a percentage of risk-based capital were 255% and 246% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At June 30, 2022, 62%, 27% and 9% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 63%, 26% and 9%, respectively, at December 31, 2021.

Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual cash flow evaluations of income property loans and semi-annual stress testing.

We had a small portfolio of construction loans with commitments (funded and unfunded) totaling $42.3 million and $38.1 million at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the average loan commitment for our single family construction product, which includes small tract housing and condominium projects, and our multifamily residential construction loans was $6.0 million and $6.1 million, respectively, compared to $5.1 million and $6.4 million, respectively, at December 31, 2021. Our construction lending typically focuses on non-owner occupied single family residential projects with completed per-unit values of $4.0 million or less and multifamily projects with loan commitments of $15.0 million or less.
The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Loan increases:
Multifamily residential	$495,594	$297,128	$792,721	$710,250
Single family residential	231,383	251,964	483,347	388,973
Commercial real estate	5,990	14,420	20,410	2,000
Construction and land	—	5,400	5,400	19,200
Purchases	—	—	—	287,751
Total loans originated and purchased	732,967	568,912	1,301,878	1,408,174

Loan decreases:
Loan principal reductions and payoffs	(462,112)	(495,715)	(957,827)	(996,823)
Other (1)	657	(4,299)	(3,642)	(17,527)
Total loan outflows	(461,455)	(500,014)	(961,469)	(1,014,350)
Net change in total loan portfolio	$271,512	$68,898	$340,409	$393,824

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loan costs, fair value adjustments and, to the extent applicable, may include foreclosures and charge-offs.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At June 30, 2022, our multifamily real estate portfolio had an average loan balance of $1.7 million, an average unit count of 13.8 units, a weighted average loan to value of 57.1% and a weighted average debt service coverage ratio of 1.5 times, as compared to an average loan balance of $1.6 million, an average unit count of 14.0 units, a weighted average loan to value of 56.9% and a weighted average debt service coverage ratio of 1.5 times at December 31, 2021.

Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide loans to refinance single family properties. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At June 30, 2022, our single family residential real estate portfolio had an average loan balance of $882 thousand, a weighted average loan to value of 63.3% and a weighted average credit score at origination/refreshed of 761. At December 31, 2021, our single family residential real estate portfolio had an average loan balance of $859 thousand, a weighted average loan to value of 62.5% and a weighted average credit score at origination/refreshed of 759.

Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on nonresidential commercial real estate. Our commercial real estate loans are generally used to finance the purchase or refinance of established multi-tenant industrial, office and retail sites. At June 30, 2022, our commercial real estate portfolio had an average loan balance of $2.2 million, a weighted average loan to value of 53.6% and a weighted average debt service coverage ratio of 1.7 times, as compared to an average loan balance of $2.1 million, a weighted average loan to value of 54.2% and a weighted average debt service coverage ratio of 1.7 times at December 31, 2021.
Construction and land. Other categories of loans included in our portfolio consist of construction and land loans. Construction loans include a single family construction product, which includes small tract housing and condominium projects, and multifamily construction projects.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
As of June 30, 2022:
Loans
Real estate mortgage loans:
Multifamily residential	$17	$772	$38,793	$4,344,775	$4,384,357
Single family residential	6	618	54,723	1,930,889	1,986,236
Commercial real estate	—	19,164	164,951	—	184,115
Construction and land	15,464	11,801	—	—	27,265
Total loans	$15,487	$32,355	$258,467	$6,275,664	$6,581,973

Fixed interest rates	$—	$199	$47,139	$263,980	$311,318
Floating or hybrid adjustable rates	15,487	32,156	211,328	6,011,684	6,270,655
Total loans	$15,487	$32,355	$258,467	$6,275,664	$6,581,973
As of December 31, 2021:
Loans
Real estate mortgage loans:
Multifamily residential	$30	$2,225	$37,730	$4,143,209	$4,183,194
Single family residential	27	631	56,858	1,802,008	1,859,524
Commercial real estate	—	11,403	175,128	—	186,531
Construction and land	10,648	7,446	—	—	18,094
Total loans	$10,705	$21,705	$269,716	$5,945,217	$6,247,343

Fixed interest rates	$—	$201	$49,385	$240,337	$289,923
Floating or hybrid adjustable rates	10,705	21,504	220,331	5,704,880	5,957,420
Total loans	$10,705	$21,705	$269,716	$5,945,217	$6,247,343
Our fixed interest rate loans generally consist of 30 and 40-year loans that are primarily secured by single family residential properties, often in conjunction with our efforts to provide affordable housing financing to low-to-moderate income individuals. Our floating and adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of three to ten years and then convert to quarterly or semi-annual repricing adjustments thereafter. As of June 30, 2022 and December 31, 2021, $5.1 billion and $4.8 billion, respectively, of our floating or hybrid adjustable rate loans were at their floor rates. The weighted average minimum interest rate on loans at their floor rates was 3.64% and 3.75% at June 30, 2022 and December 31, 2021, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.5 billion and $5.1 billion at June 30, 2022 and December 31, 2021, respectively. These loans had a weighted average term to first repricing date of 3.8 years and 3.6 years at June 30, 2022 and December 31, 2021, respectively.

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
The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Non-accrual loans
Multifamily residential portfolio	$852	$505
Single family residential portfolio	4,178	1,788
Total non-accrual loans	5,030	2,293
Real estate owned	—	—
Total nonperforming assets	$5,030	$2,293
Performing TDRs	$1,179	$1,204
Allowance for loan losses to period end nonperforming loans	706.46%	1,549.72%
Nonperforming loans to period end loans	0.08%	0.04%
Nonperforming assets to total assets	0.07%	0.03%
Nonperforming loans plus performing TDRs to total loans	0.09%	0.06%

When assessing whether a loan should be placed on non-accrual status because contractual payments appear doubtful, consideration is given to information we collect from third parties and our borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.

Interest income recognized on non-accrual loans subsequent to their classification as non-accrual totaled $27 thousand for both the three months ended June 30, 2022 and March 31, 2022 and $54 thousand and $99 thousand for the six months ended June 30, 2022 and 2021, respectively. The Company recorded interest income related to performing TDR loans of $10 thousand and $9 thousand for the three months ended June 30, 2022 and March 31, 2022, respectively, and $19 thousand and $39 thousand for the six months ended June 30, 2022 and 2021, respectively. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $44 thousand and $27 thousand for the three months ended June 30, 2022 and March 31, 2022, respectively, and $71 thousand and $115 thousand for the six months ended June 30, 2022 and 2021, respectively.
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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Allowance for loan losses at beginning of period	$33,035	$35,535	$35,535	$46,214
Charge-offs:
Multifamily residential	—	—	—	—
Single family residential	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Total charge-offs	—	—	—	—
Recoveries:
Single family residential	—	—	—	64
Construction and land	—	—	—	57
Total recoveries	—	—	—	121
Net recoveries	—	—	—	121
Provision for (reversal of) loan losses	2,500	(2,500)	—	(5,000)
Allowance for loan losses at period end	$35,535	$33,035	$35,535	$41,335
Allowance for loan losses to period end loans held for investment	0.54%	0.52%	0.54%	0.64%
Annualized net recoveries to average loans:
Multifamily residential	—%	—%	—%	—%
Single family residential	—%	—%	—%	(0.01)%
Commercial real estate	—%	—%	—%	—%
Construction and land	—%	—%	—%	(0.53)%
Annualized net recoveries to average loans	—%	—%	—%	(0.00)%

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

The following table presents the book value of our investment portfolio:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$401,175	59.40%	$407,746	61.52%
Residential MBS and CMOs	208,432	30.87%	200,133	30.19%
Agency bonds	25,801	3.82%	10,831	1.63%
Other asset backed securities	26,024	3.85%	28,607	4.32%
Total available for sale debt securities	661,432	97.94%	647,317	97.66%
Held to maturity:
Government Sponsored Entities:
Residential MBS	3,097	0.46%	3,761	0.57%
Other investments	65	0.01%	68	0.01%
Total held to maturity debt securities	3,162	0.47%	3,829	0.58%
Equity securities	10,772	1.59%	11,693	1.76%
Total investment securities	$675,366	100.00%	$662,839	100.00%

Deposits

Representing 82.6% of our total liabilities as of June 30, 2022, deposits are our primary source of funding for our business operations. We have historically maintained and grown our deposit customer base in various rate environments based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure and "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations and transaction accounts. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits.

Total deposits increased by $130.5 million, or 2.4%, to $5.7 billion at June 30, 2022 from $5.5 billion at December 31, 2021. Brokered and retail deposits increased $97.3 million and $33.2 million, respectively, during the six months ended June 30, 2022. The increase in deposits was generally utilized to support loan growth. As of June 30, 2022, the proportion of non-maturity deposits within the portfolio increased to 60.5% compared to 57.8% at December 31, 2021, while our portfolio of time deposits decreased to 39.5% from 42.2%, respectively. The change in the composition of our deposit portfolio was attributed to a combination of consumer preferences to maintain flexibility in the current changing interest rate environment, as well as our strategic goal of increasing transaction accounts. Our cost of interest bearing deposits was 0.50% and 0.45% during the quarter ended June 30, 2022 and March 31, 2022, respectively, and 0.48% and 0.82% during the six months ended June 30, 2022 and 2021, respectively. The increase in our cost of interest bearing deposits compared to the prior quarter was predominantly due to an increase in rates offered on our deposit products driven by rising market interest rates. The decrease during the six months ended June 30, 2022 compared to the same period last year was predominantly due to the maturity of time deposits during the second half of 2021 that repriced to lower interest rates at that time and, to a lesser extent, a decrease in the average balance of time deposits, which were generally replaced with other lower cost deposit products.

Our loan to deposit ratio was 117% and 114% at June 30, 2022 and December 31, 2021, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth and to strategically manage our interest rate risk, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.

The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended
	June 30, 2022			March 31, 2022
(Dollars in thousands)	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$165,799	—%	3.0%	$147,533	—%	2.7%
Interest-bearing transaction accounts	175,092	0.20%	3.1%	169,580	0.22%	3.1%
Money market demand accounts	3,050,811	0.51%	54.6%	2,964,527	0.43%	53.8%
Time deposits	2,196,455	0.51%	39.3%	2,231,471	0.49%	40.4%
Total	$5,588,157	0.49%	100.0%	$5,513,111	0.44%	100.0%

	Six Months Ended
	June 30, 2022			June 30, 2021
(Dollars in thousands)	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$156,717	—%	2.8%	$100,133	—%	1.9%
Interest-bearing transaction accounts	172,351	0.21%	3.1%	153,638	0.22%	2.9%
Money market demand accounts	3,007,908	0.48%	54.2%	2,127,491	0.53%	39.9%
Time deposits	2,213,867	0.50%	39.9%	2,945,807	1.05%	55.3%
Total	$5,550,843	0.46%	100.0%	$5,327,069	0.80%	100.0%
The following table sets forth the maturity of time deposits as of June 30, 2022:

(Dollars in thousands except for column headings)	Insured	Uninsured
Remaining maturity:
Three months or less	$650,209	$221,819
Over three through six months	314,796	169,059
Over six through twelve months	452,528	95,642
Over twelve months	276,646	59,696
Total	$1,694,179	$546,216
Percent of total deposits	29.89%	9.64%

The Company estimated its balance of uninsured deposits at approximately $1.4 billion at both June 30, 2022 and December 31, 2021. At the same dates, the Company had $123.1 million and $25.8 million of wholesale deposits, respectively.
FHLB Advances and Other Borrowings

In addition to deposits, we utilize collateralized FHLB borrowings to fund our asset growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management. Total FHLB advances totaled $954.9 million and $751.6 million at June 30, 2022 and December 31, 2021, respectively. As of the same dates, the Bank had a FHLB letter of credit outstanding totaling $62.6 million.

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

	June 30, 2022		December 31, 2021		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	3.21%	$41,238	1.58%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	3.45%	$20,619	1.82%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
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

The following table presents information regarding our FHLB advances and other borrowings as of or for the periods indicated:

	As of or For the Three Months Ended		As of or For the Six Months Ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
FHLB advances
Average amount outstanding during the period	$863,685	$761,119	$812,685	$900,107
Maximum amount outstanding at any month-end during the period	954,947	751,647	954,947	1,048,647
Balance outstanding at end of period	954,947	751,647	954,947	1,005,147
Weighted average maturity (in years)	1.7	2.3	1.7	1.3
Weighted average interest rate at end of period	1.79%	1.75%	1.79%	1.45%
Weighted average interest rate during the period	1.68%	1.65%	1.67%	1.74%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857	$61,857	$61,857
Weighted average maturity (in years)	14.5	14.8	14.5	15.5
Weighted average interest rate at end of period	3.29%	2.29%	3.29%	1.58%
Weighted average interest rate during the period	2.50%	1.80%	2.15%	1.68%

Senior unsecured term notes
Balance outstanding at end of period	$94,724	$94,693	$94,724	$94,601
Weighted average maturity (in years)	2.3	2.4	2.3	3.3
Weighted average interest rate at end of period	6.65%	6.65%	6.65%	6.66%
Weighted average interest rate during the period	6.65%	6.65%	6.65%	6.66%

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

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of or for the dates indicated:

	As of or For the Three Months Ended		As of or For the Six Months Ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Outstanding at period end	$153,300	$—	$153,300	$228,400
Average amount outstanding	95,003	21,694	58,551	165,873
Maximum amount outstanding at any month end	153,300	—	153,300	346,900
Weighted average interest rate:
During period	1.05%	0.34%	0.92%	0.14%
End of period	1.70%	—%	1.70%	0.14%
Stockholders’ Equity

Stockholders’ equity totaled $671.6 million at June 30, 2022, an increase of $2.5 million, or 0.4%, compared to December 31, 2021. The increase in stockholders' equity was primarily due to net income of $45.5 million, partially offset by a decline in the fair value of available for sale investment securities, net of tax, of $21.4 million, dividends paid of $12.4 million and stock repurchases of $9.7 million during the six months ended June 30, 2022.

During the six months ended June 30, 2022, the Company repurchased 732 thousand of its shares at an average price of $13.30 per share and a total cost of $9.7 million in connection with its current $20.0 million stock repurchase plan that was approved by the Board of Directors of the Company on October 30, 2020. The plan was completed during the current quarter. Throughout the plan, the Company repurchased a total of 1.6 million shares at an average price of $12.17.
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

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commitments to fund loans and lines of credit	$162,734	$132,769
In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $542 thousand and $727 thousand at June 30, 2022 and December 31, 2021, respectively, which is included in other liabilities and accrued expenses in the consolidated statements of financial condition.

During the six months ended June 30, 2022, the Company entered into three new interest rate swap agreements with an aggregate notional amount of $300 million. The swaps provide a hedge against the interest rate risk associated with hybrid adjustable loans in their fixed rate period. As of June 30, 2022, the Company held swaps with an aggregate notional amount of $950 million. Our swaps involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amounts.

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

Contractual Obligations

The following table presents, as of June 30, 2022, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", Note 16. ‘‘Commitments and Contingencies,’’ in the notes to our unaudited consolidated financial statements in this Report.

		Payments Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$2,240,395	$1,904,053	$285,877	$50,465	$—
FHLB advances (1)	954,947	303,300	551,500	100,000	147
Senior debt (1)	95,000	—	95,000	—	—
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases	16,507	3,865	6,234	4,797	1,611
Significant contract (2)	6,395	1,658	3,315	1,422	—
Total	$3,375,101	$2,212,876	$941,926	$156,684	$63,615

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

Our total deposits at June 30, 2022 and December 31, 2021 were $5.7 billion and $5.5 billion, respectively. Based on the values of loans pledged as collateral, our $954.9 million of FHLB advances outstanding and our $62.6 million FHLB letter of credit outstanding, we had $897.8 million of additional borrowing capacity with the FHLB at June 30, 2022. Based on the values of other loans pledged as collateral, we had $202.9 million of borrowing capacity with the FRB at June 30, 2022. There were no outstanding advances with the FRB at June 30, 2022. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at June 30, 2022, none of which were advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Available cash balances at correspondent banks, including amounts at the FRB, totaled $86.5 million at June 30, 2022.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of June 30, 2022 and December 31, 2021, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At June 30, 2022, the capital conservation buffer was 2.50%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of June 30, 2022
Tier 1 Leverage Ratio	$751,477	10.20%	$294,718	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	689,620	16.74%	185,400	4.50%	$288,400	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	751,477	18.24%	247,200	6.00%	350,200	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	787,673	19.12%	329,600	8.00%	432,600	10.50%	N/A	N/A
As of December 31, 2021
Tier 1 Leverage Ratio	$727,606	10.12%	$287,509	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	665,749	17.09%	175,296	4.50%	$272,683	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	727,606	18.68%	233,728	6.00%	331,115	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	764,048	19.61%	311,638	8.00%	409,025	10.50%	N/A	N/A
Luther Burbank Savings
As of June 30, 2022
Tier 1 Leverage Ratio	$832,856	11.31%	$294,623	4.00%	N/A	N/A	$368,279	5.00%
Common Equity Tier 1 Risk-Based Ratio	832,856	20.23%	185,307	4.50%	$288,255	7.00%	267,665	6.50%
Tier 1 Risk-Based Capital Ratio	832,856	20.23%	247,076	6.00%	350,024	8.50%	329,434	8.00%
Total Risk-Based Capital Ratio	869,052	21.10%	329,434	8.00%	432,383	10.50%	411,793	10.00%
As of December 31, 2021
Tier 1 Leverage Ratio	$799,457	11.13%	$287,407	4.00%	N/A	N/A	$359,259	5.00%
Common Equity Tier 1 Risk-Based Ratio	799,457	20.54%	175,190	4.50%	$272,518	7.00%	253,052	6.50%
Tier 1 Risk-Based Capital Ratio	799,457	20.54%	233,587	6.00%	330,915	8.50%	311,449	8.00%
Total Risk-Based Capital Ratio	835,899	21.47%	311,449	8.00%	408,777	10.50%	389,311	10.00%

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
We manage market risk though our Asset Liability Council ("ALCO") which is comprised of senior management who are responsible for ensuring that board approved strategies, policy limits, and procedures for managing interest rate risk are appropriately executed within the designated lines of authority and responsibility. The ALCO meets monthly to review, among other things, the composition of our assets and liabilities, the sensitivity of our assets and liabilities to interest rate changes, our actual and forecasted liquidity position, investment activity and our interest rate hedging transactions. The chairperson of the ALCO reports regularly to our board of directors. Our board reviews all policies impacting asset and liability management and establishes risk tolerance limits for business operations on at least an annual basis.
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
Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of -100 to +400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. Because of the lower level of market interest rates, we have not run these models with a yield curve shock beyond -100 basis points. As market interest rates increase, we anticipate running these models with the yield curve shock beyond -100 basis points in future quarters.
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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at June 30, 2022. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
June 30, 2022
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(20.0)	(13.3)%
+300 BP	(13.0)	(8.7)%
+200 BP	(7.2)	(4.8)%
+100 BP	(2.8)	(1.8)%
-100 BP	0.6	0.4%
The NII at Risk reported at June 30, 2022 reflects that our earnings were in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. During the six months ended June 30, 2022, our NII at Risk increased in connection with upward interest rate shocks as compared to December 31, 2021 primarily due to loan growth and the steepening yield curve, partially offset by an increase in the level of our hedged positions.
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

Interest Rate Risk to Capital (EVE)
June 30, 2022
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(411.7)	(52.6)%
+300 BP	(285.1)	(36.4)%
+200 BP	(171.6)	(21.9)%
+100 BP	(75.3)	(9.6)%
-100 BP	49.9	6.4%
The EVE reported at June 30, 2022 reflects that our market value of capital was in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. During the six months ended June 30, 2022, our EVE at risk increased as compared to December 31, 2021 primarily due loan growth and the steepening yield curve, partially offset by an increase in the level of our hedged positions.
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
We are currently utilizing FHLB advances and interest rate swaps to hedge our liability sensitive interest rate risk position. As of June 30, 2022, the Company maintained five interest rate swaps with an aggregate notional amount of $950.0 million to primarily hedge the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. All of our swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on derivatives, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in interest income for loans in our unaudited consolidated statements of income. During the three and six months ended June 30, 2022, the Company recognized an increase in interest income of $463 thousand and $385 thousand, respectively, in connection with interest rate swaps compared to a reduction of $3.3 million and $6.7 million, respectively, during the three and six months ended June 30, 2021. The prior year reduction in interest income primarily related to two separate, two-year interest rate swaps with a total notional amount of $1.0 billion, which matured during the year ended December 31, 2021.
The following table summarizes derivative instruments utilized by us as interest rate risk hedge positions as of June 30, 2022:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate swap	Fair value hedge	8	$350,000	$6,084	$—
Interest rate swap	Fair value hedge	12	300,000	8,190	—
Interest rate swap	Fair value hedge	21	100,000	1,357	—
Interest rate swap	Fair value hedge	35	100,000	640	—
Interest rate swap	Fair value hedge	24	100,000	—	32
			$950,000	$16,271	$32
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO. Additionally, contracts are in place to ensure that minimum transfer amounts and collateral requirements are established.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2022, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures. Beginning with the filing of its Form 10-K for the year ending December 31, 2022, the Company will be subject to Section 404(b) of the Sarbanes-Oxley Act and will require the Company's registered public accounting firm to attest to, and report on, management's assessment of the effectiveness of its internal controls over financial reporting.

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
The table below summarizes the Company's monthly repurchases of equity securities during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (1)
(Dollars in thousands, except per share data)
April 1-30, 2022	260,271	$13.36	260,271	$621
May 1-31, 2022	46,406	13.39	46,406	—
June 1-30, 2022	—	—	—	—
Total	306,677	$13.36	306,677	$—
(1) On October 30, 2020, the Board of Directors of the Company authorized the repurchase of $20.0 million of the Company’s common stock pursuant to a formal program adopted on that date (the “Plan”). The Plan has been adopted in accordance with guidelines specified by Rule 10b5-1 and under Rule 10b-18 under the Exchange Act and the Company’s Insider Trading Policy. On October 29, 2021, the board of directors of the Company amended the Plan to eliminate its expiration date of December 31, 2021. The Plan was completed on May 4, 2022.
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

LUTHER BURBANK CORPORATION

DATED:	AUGUST 5, 2022	By: /s/ Simone Lagomarsino
Simone Lagomarsino
President and Chief Executive Officer

DATED:	AUGUST 5, 2022	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer