Form 10-Q
period 2022-09-30
Luther Burbank Corp
filed 2022-11-04
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

As of October 31, 2022, there were 51,074,605 shares of the registrant’s common stock, no par value, outstanding.

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
•economic, market, operational, liquidity, credit, inflation and interest rate risks associated with our business, including the speed and predictability of changes in these risks;
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
•our ability to retain deposits and attract new deposits and loans and the composition and terms of such deposits and loans;
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
•potential exposure to fraud, negligence, data breaches, computer theft and cyber-crime;
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
•political instability or the effects of war or other conflicts, including, but not limited to, the current conflict between Russia and Ukraine; and

•public health crises and pandemics, including the COVID-19 pandemic, and their effects on the economic and business environments in which we operate, including on our credit quality and business operations, as well as the impact on general economic and financial market conditions.
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

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and cash equivalents	$256,658	$138,413
Available for sale debt securities, at fair value	640,473	647,317
Held to maturity debt securities, at amortized cost (fair value of $2,845 and $4,018 at September 30, 2022 and December 31, 2021, respectively)	3,135	3,829
Equity securities, at fair value	10,317	11,693
Loans receivable, net of allowance for loan losses of $36,035 and $35,535 at September 30, 2022 and December 31, 2021, respectively	6,818,420	6,261,885
Accrued interest receivable	21,011	17,761
Federal Home Loan Bank ("FHLB") stock, at cost	32,694	23,411
Premises and equipment, net	14,260	16,090
Goodwill	3,297	3,297
Prepaid expenses and other assets	121,319	56,261
Total assets	$7,921,584	$7,179,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,794,380	$5,538,243
FHLB advances	1,201,647	751,647
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $246 and $338 at September 30, 2022 and December 31, 2021, respectively)	94,754	94,662
Accrued interest payable	950	118
Other liabilities and accrued expenses	91,327	64,297
Total liabilities	7,244,915	6,510,824

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, no par value; 100,000,000 shares authorized; 51,074,605 and 51,682,398 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	398,325	406,904
Retained earnings	310,160	262,141
Accumulated other comprehensive (loss) income, net of taxes	(31,816)	88
Total stockholders' equity	676,669	669,133
Total liabilities and stockholders' equity	$7,921,584	$7,179,957
See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and fee income:
Loans	$62,366	$55,757	$172,911	$164,006
Investment securities	4,127	2,213	9,290	6,287
Cash, cash equivalents and restricted cash	547	78	812	162
Total interest and fee income	67,040	58,048	183,013	170,455
Interest expense:
Deposits	14,085	7,535	27,018	28,890
FHLB advances	5,346	3,573	12,071	11,345
Junior subordinated deferrable interest debentures	560	250	1,220	763
Senior debt	1,575	1,574	4,724	4,723
Total interest expense	21,566	12,932	45,033	45,721
Net interest income before provision for loan losses	45,474	45,116	137,980	124,734
Provision for (reversal of) loan losses	500	(4,000)	500	(9,000)
Net interest income after provision for loan losses	44,974	49,116	137,480	133,734
Noninterest income:
FHLB dividends	363	407	1,059	1,145
Other income	(94)	24	(370)	105
Total noninterest income	269	431	689	1,250
Noninterest expense:
Compensation and related benefits	8,857	9,596	26,146	28,617
Deposit insurance premium	508	492	1,468	1,431
Professional and regulatory fees	639	445	1,812	1,543
Occupancy	1,199	1,263	3,590	3,735
Depreciation and amortization	806	625	2,155	1,958
Data processing	1,044	883	3,039	2,729
Marketing	1,211	380	2,194	907
Other expenses	1,112	951	3,809	2,999
Total noninterest expense	15,376	14,635	44,213	43,919
Income before provision for income taxes	29,867	34,912	93,956	91,065
Provision for income taxes	8,865	10,169	27,447	26,695
Net income	$21,002	$24,743	$66,509	$64,370

Basic earnings per common share	$0.41	$0.48	$1.31	$1.25
Diluted earnings per common share	$0.41	$0.48	$1.30	$1.24
Dividends per common share	$0.12	$0.12	$0.36	$0.24

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$21,002	$24,743	$66,509	$64,370
Other comprehensive loss:
Unrealized loss on available for sale debt securities:
Unrealized holding loss arising during the period	(14,855)	(2,482)	(44,970)	(5,785)
Tax effect	4,334	722	13,066	1,681
Total other comprehensive loss, net of tax	(10,521)	(1,760)	(31,904)	(4,104)
Comprehensive income	$10,481	$22,983	$34,605	$60,266

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, June 30, 2021	51,861,704	$407,860	$226,446	$4,393	$638,699
Net income	—	—	24,743	—	24,743
Other comprehensive loss	—	—	—	(1,760)	(1,760)
Restricted stock forfeitures	(1,332)	(5)	—	—	(5)
Stock based compensation expense	—	650	—	—	650
Shares repurchased	(177,768)	(2,174)	—	—	(2,174)
Cash dividends ($0.12 per share)	—	—	(6,217)	—	(6,217)
Balance, September 30, 2021	51,682,604	$406,331	$244,972	$2,633	$653,936

Balance, June 30, 2022	51,063,498	$397,620	$295,297	$(21,295)	$671,622
Net income	—	—	21,002	—	21,002
Other comprehensive loss	—	—	—	(10,521)	(10,521)
Restricted stock award grants	11,373	—	—	—	—
Settled restricted stock units	3,502	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(3,768)	(51)	—	—	(51)
Stock based compensation expense	—	756	—	—	756
Cash dividends ($0.12 per share)	—	—	(6,139)	—	(6,139)
Balance, September 30, 2022	51,074,605	$398,325	$310,160	$(31,816)	$676,669

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, December 31, 2020	52,220,266	$414,120	$192,834	$6,737	$613,691
Net income	—	—	64,370	—	64,370
Other comprehensive loss	—	—	—	(4,104)	(4,104)
Restricted stock award grants	289,473	—	—	—	—
Settled restricted stock units	68,873	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(85,825)	(901)	—	—	(901)
Restricted stock forfeitures	(54,130)	(72)	14	—	(58)
Stock based compensation expense	—	1,952	—	—	1,952
Shares repurchased	(756,053)	(8,768)	—	—	(8,768)
Cash dividends ($0.24 per share)	—	—	(12,246)	—	(12,246)
Balance, September 30, 2021	51,682,604	$406,331	$244,972	$2,633	$653,936

Balance, December 31, 2021	51,682,398	$406,904	$262,141	$88	$669,133
Net income	—	—	66,509	—	66,509
Other comprehensive loss	—	—	—	(31,904)	(31,904)
Restricted stock award grants	218,048	—	—	—	—
Settled restricted stock units	10,261	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(66,190)	(926)	—	—	(926)
Restricted stock forfeitures	(37,839)	(71)	14	—	(57)
Stock based compensation expense	—	2,152	—	—	2,152
Shares repurchased	(732,073)	(9,734)	—	—	(9,734)
Cash dividends ($0.36 per share)	—	—	(18,504)	—	(18,504)
Balance, September 30, 2022	51,074,605	$398,325	$310,160	$(31,816)	$676,669

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$66,509	$64,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,155	1,958
Provision for (reversal of) loan losses	500	(9,000)
Amortization of deferred loan costs, net	11,173	15,035
Amortization of premiums on investment securities, net	552	1,698
Stock based compensation expense, net of forfeitures	2,081	1,880
Change in fair value of mortgage servicing rights	190	639
Change in fair value of equity securities	1,376	233
Other items, net	217	125
Effect of changes in:
Accrued interest receivable	(3,250)	(94)
Accrued interest payable	832	(1,211)
Prepaid expenses and other assets	(12,653)	(1,920)
Other liabilities and accrued expenses	11,483	11,804
Net cash provided by operating activities	81,165	85,517
Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of available for sale debt securities	108,908	109,718
Proceeds from maturities and paydowns of held to maturity debt securities	684	3,234
Purchases of available for sale debt securities	(147,578)	(176,200)
Net increase in loans receivable	(592,313)	(31,251)
Proceeds from sale of loans	—	1,731
Purchase of loans, including discounts/premiums	—	(286,917)
(Purchase) redemption of FHLB stock, net	(9,283)	1,711
Purchase of premises and equipment	(325)	(191)
Net cash used in investing activities	(639,907)	(378,165)
Cash flows from financing activities:
Net increase in deposits	256,137	322,827
Proceeds from long-term FHLB advances	350,000	350,000
Repayment of long-term FHLB advances	(100,000)	(405,100)
Net change in short-term FHLB advances	200,000	—
Shares withheld for taxes on vested restricted stock	(926)	(901)
Shares repurchased	(9,734)	(8,768)
Cash paid for dividends	(18,490)	(12,232)
Net cash provided by financing activities	676,987	245,826
Increase (decrease) in cash, cash equivalents and restricted cash	118,245	(46,822)
Cash, cash equivalents and restricted cash, beginning of period	138,413	178,861
Cash, cash equivalents and restricted cash, end of period	$256,658	$132,039
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$44,201	$46,932
Income taxes	$21,987	$25,901
Supplemental non-cash disclosures:
Lease liabilities arising from obtaining right-of-use assets	$15,707	$—
Non-cash investing activity:
Loans transferred to held for sale	$—	$1,706

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

The Bank conducts its business from its executive offices in Santa Rosa and Gardena, California. It has ten full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. Additionally, there are several loan production offices located throughout California, as well as a loan production office in Clackamas County, Oregon.

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

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2022.

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

(Dollars in thousands, except share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$21,002	$24,743	$66,509	$64,370

Weighted average basic common shares outstanding	50,738,479	51,333,283	50,956,972	51,680,782
Add: Dilutive effects of assumed vesting of restricted stock	155,079	211,630	114,774	153,980
Weighted average diluted common shares outstanding	50,893,558	51,544,913	51,071,746	51,834,762

Income per common share:
Basic EPS	$0.41	$0.48	$1.31	$1.25
Diluted EPS	$0.41	$0.48	$1.30	$1.24
Anti-dilutive shares not included in calculation of diluted earnings per share	—	—	2,493	6,291
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

Through September 30, 2022, CECL implementation activities have generally focused on capturing and validating loan data, segmenting the loan portfolio, evaluating credit loss methodologies and models, evaluating model results and sensitivities and completing a third party model validation. In determining an expected allowance under CECL, the Company has selected a credit loss model that utilizes an approach focused on a loan's probability of default and loss given default. As part of the process to test and refine our CECL model, the Company has completed quarterly model runs for analysis and backtesting purposes starting with the third quarter of 2018. This process has been on-going and will continue until our adoption date. Continuing implementation activities include refining qualitative factor adjustments, finalizing policies and disclosures and evaluating, documenting and testing internal controls. We estimate that the adoption of the CECL standard would not currently result in a material change in our allowance for credit losses, which, if necessary, will be recorded as a cumulative-effect adjustment to retained earnings, net of tax as of January 1, 2023. The ultimate impact will depend on the portfolio and forecasts when the standard is adopted.
2.     INVESTMENT SECURITIES
Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2022:
Government and Government Sponsored Entities:
Commercial mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$404,141	$551	$(23,840)	$380,852
Residential MBS and CMOs	214,557	44	(21,060)	193,541
Agency bonds	39,963	210	(84)	40,089
Other asset backed securities ("ABS")	26,658	—	(667)	25,991
Total available for sale debt securities	$685,319	$805	$(45,651)	$640,473
At December 31, 2021:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$407,111	$3,281	$(2,646)	$407,746
Residential MBS and CMOs	200,775	1,225	(1,867)	200,133
Agency bonds	10,587	244	—	10,831
Other ABS	28,720	37	(150)	28,607
Total available for sale debt securities	$647,193	$4,787	$(4,663)	$647,317
Net unrealized gains (losses) on available for sale investment securities are recorded as accumulated other comprehensive income (loss) within stockholders’ equity and totaled $(31.8) million and $88 thousand, net of $13.0 million and $(36) thousand in tax assets (liabilities), at September 30, 2022 and December 31, 2021, respectively. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities during the three or nine months ended September 30, 2022 or 2021.

The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$204,498	$(7,168)	$99,631	$(16,672)	$304,129	$(23,840)
Residential MBS and CMOs	125,321	(9,554)	62,127	(11,506)	187,448	(21,060)
Agency bonds	14,846	(84)	—	—	14,846	(84)
Other ABS	16,251	(378)	9,739	(289)	25,990	(667)
Total available for sale debt securities	$360,916	$(17,184)	$171,497	$(28,467)	$532,413	$(45,651)
At September 30, 2022, the Company held 89 residential MBS and CMOs of which 82 were in a loss position and nine had been in a loss position for twelve months or more. The Company held 60 commercial MBS and CMOs of which 46 were in a loss position and 13 had been in a loss position for twelve months or more. The Company held five agency bonds of which one was in a loss position and none had been in a loss position for twelve months or more. The Company held three other ABS of which all three were in a loss position and one had been in a loss position for twelve months or more.

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
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2022 or December 31, 2021.
As of September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.

Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of September 30, 2022:
Government Sponsored Entities:
Residential MBS	$3,072	$—	$(290)	$2,782
Other investments	63	—	—	63
Total held to maturity investment securities	$3,135	$—	$(290)	$2,845
As of December 31, 2021:
Government Sponsored Entities:
Residential MBS	$3,761	$189	$—	$3,950
Other investments	68	—	—	68
Total held to maturity investment securities	$3,829	$189	$—	$4,018
The following table summarizes the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
As of September 30, 2022:
Government Sponsored Entities:
Residential MBS	$2,782	$(290)	$—	$—	$2,782	$(290)
At September 30, 2022, the Company had seven held to maturity residential MBS of which all seven were in a loss position and none had been in a loss position for twelve months or more.
The unrecognized losses on the Company’s held to maturity investments at September 30, 2022 were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2022.
The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of September 30, 2022:

	September 30, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
Five to ten years	$39,963	$40,089
MBS, CMOs and other ABS	645,356	600,384
Total available for sale debt securities	$685,319	$640,473
Held to maturity investments securities
Five to ten years	$63	$63
MBS	3,072	2,782
Total held to maturity debt securities	$3,135	$2,845

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities, collateralized mortgage obligations and other asset backed securities are not included in the maturity categories above and instead are shown separately. No securities were pledged as of September 30, 2022 or December 31, 2021.

Equity Securities

Equity securities consist of investments in a qualified community reinvestment fund. At September 30, 2022 and December 31, 2021, the fair value of equity securities totaled $10.3 million and $11.7 million, respectively. Changes in fair value are recognized in other noninterest income and totaled $(455) thousand and $(1.4) million during the three and nine months ended September 30, 2022, respectively, compared to $(55) thousand and $(233) thousand during the three and nine months ended September 30, 2021, respectively. There were no sales of equity securities during the three or nine months ended September 30, 2022 or 2021.
3.     LOANS
Loans consist of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Permanent mortgages on:
Multifamily residential	$4,495,363	$4,210,735
Single family residential	2,159,384	1,881,676
Commercial real estate	181,971	187,097
Land and construction loans	17,737	17,912
Total	6,854,455	6,297,420
Allowance for loan losses	(36,035)	(35,535)
Loans held for investment, net	$6,818,420	$6,261,885

Certain loans have been pledged to secure borrowing arrangements (see Note 8).

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land and Construction	Total
Three months ended September 30, 2022
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$26,007	$7,625	$1,673	$230	$35,535
Provision for (reversal of) loan losses	197	532	(130)	(99)	500
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance allocated to portfolio segments	$26,204	$8,157	$1,543	$131	$36,035
Three months ended September 30, 2021
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$30,114	$8,332	$2,705	$184	$41,335
Reversal of provision for loan losses	(2,933)	(747)	(283)	(37)	(4,000)
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance allocated to portfolio segments	$27,181	$7,585	$2,422	$147	$37,335
Nine months ended September 30, 2022
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$26,043	$7,224	$2,094	$174	$35,535
Provision for (reversal of) loan losses	161	933	(551)	(43)	500
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance allocated to portfolio segments	$26,204	$8,157	$1,543	$131	$36,035
Nine months ended September 30, 2021
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$33,259	$9,372	$3,347	$236	$46,214
Reversal of provision for loan losses	(6,078)	(1,851)	(925)	(146)	(9,000)
Charge-offs	—	—	—	—	—
Recoveries	—	64	—	57	121
Ending balance allocated to portfolio segments	$27,181	$7,585	$2,422	$147	$37,335

The following table summarizes the allocation of the allowance for loan losses by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land and Construction	Total
As of September 30, 2022:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	26,204	8,132	1,543	131	36,010
Ending balance	$26,204	$8,157	$1,543	$131	$36,035
Loans:
Ending balance: individually evaluated for impairment	$843	$6,434	$—	$—	$7,277
Ending balance: collectively evaluated for impairment	4,494,520	2,152,950	181,971	17,737	6,847,178
Ending balance	$4,495,363	$2,159,384	$181,971	$17,737	$6,854,455
As of December 31, 2021:
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	26,043	7,199	2,094	174	35,510
Ending balance	$26,043	$7,224	$2,094	$174	$35,535
Loans:
Ending balance: individually evaluated for impairment	$505	$5,687	$—	$—	$6,192
Ending balance: collectively evaluated for impairment	4,210,230	1,875,989	187,097	17,912	6,291,228
Ending balance	$4,210,735	$1,881,676	$187,097	$17,912	$6,297,420

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

The following table summarizes the loan portfolio allocated by management’s internal risk ratings at September 30, 2022 and December 31, 2021.

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land, Construction and NM	Total
As of September 30, 2022:
Grade:
Pass	$4,442,276	$2,141,123	$177,805	$17,737	$6,778,941
Watch	32,912	15,274	3,208	—	51,394
Special mention	2,473	—	958	—	3,431
Substandard	17,702	2,987	—	—	20,689
Total	$4,495,363	$2,159,384	$181,971	$17,737	$6,854,455
As of December 31, 2021:
Grade:
Pass	$4,129,767	$1,856,942	$180,950	$17,523	$6,185,182
Watch	66,062	22,946	6,147	389	95,544
Special mention	4,586	—	—	—	4,586
Substandard	10,320	1,788	—	—	12,108
Total	$4,210,735	$1,881,676	$187,097	$17,912	$6,297,420
The following table summarizes an aging analysis of the loan portfolio by the time past due at September 30, 2022 and December 31, 2021:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of September 30, 2022:
Loans:
Multifamily residential	$—	$—	$—	$843	$4,494,520	$4,495,363
Single family residential	—	—	—	2,987	2,156,397	2,159,384
Commercial real estate	—	—	—	—	181,971	181,971
Land and construction	—	—	—	—	17,737	17,737
Total	$—	$—	$—	$3,830	$6,850,625	$6,854,455
As of December 31, 2021:
Loans:
Multifamily residential	$—	$—	$—	$505	$4,210,230	$4,210,735
Single family residential	271	—	—	1,788	1,879,617	1,881,676
Commercial real estate	—	—	—	—	187,097	187,097
Land and construction	—	—	—	—	17,912	17,912
Total	$271	$—	$—	$2,293	$6,294,856	$6,297,420

The following table summarizes information related to impaired loans at September 30, 2022 and December 31, 2021:

	As of September 30, 2022			As of December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$843	$919	$—	$505	$582	$—
Single family residential	5,623	5,818	—	4,847	5,033	—
	6,466	6,737	—	5,352	5,615	—
With an allowance recorded:
Single family residential	811	808	25	840	836	25
	811	808	25	840	836	25
Total:
Multifamily residential	843	919	—	505	582	—
Single family residential	6,434	6,626	25	5,687	5,869	25
	$7,277	$7,545	$25	$6,192	$6,451	$25
The following tables summarize information related to impaired loans for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$847	$13	$13	$664	$8	$8
Single family residential	6,791	60	32	3,274	32	—
	7,638	73	45	3,938	40	8
With an allowance recorded:
Single family residential	815	7	—	854	6	—
	815	7	—	854	6	—
Total:
Multifamily residential	847	13	13	664	8	8
Single family residential	7,606	67	32	4,128	38	—
	$8,453	$80	$45	$4,792	$46	$8

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$712	$38	$38	$891	$22	$22
Single family residential	5,935	140	61	4,781	143	85
	6,647	178	99	5,672	165	107
With an allowance recorded:
Single family residential	825	20	—	863	19	—
	825	20	—	863	19	—
Total:
Multifamily residential	712	38	38	891	22	22
Single family residential	6,760	160	61	5,644	162	85
	$7,472	$198	$99	$6,535	$184	$107
The following table summarizes the recorded investment related to troubled debt restructurings ("TDRs") at September 30, 2022 and December 31, 2021:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Troubled debt restructurings:
Single family residential	$1,222	$1,204
The Company has allocated $25 thousand of its allowance for loan losses for loans modified in TDRs at both September 30, 2022 and December 31, 2021. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs.
During the nine months ended September 30, 2022, the Company modified the terms of one loan that qualified as a TDR. The following table provides details of this modification:

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
The Company had no TDRs with a subsequent payment default within twelve months following the modification during the three or nine months ended September 30, 2022 and 2021. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

4.     NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned. The Company’s nonperforming assets at September 30, 2022 and December 31, 2021 are indicated below:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Non-accrual loans:
Multifamily residential	$843	$505
Single family residential	2,987	1,788
Total non-accrual loans	3,830	2,293
Real estate owned	—	—
Total nonperforming assets	$3,830	$2,293
Interest income on non-accrual loans is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loans are deemed to be fully collectible. If there is doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on non-accrual loans during the three and nine months ended September 30, 2022 totaling $45 thousand and $99 thousand, respectively, compared to $8 thousand and $107 thousand during the three and nine months ended September 30, 2021. Contractual interest not recorded on nonperforming loans during the three and nine months ended September 30, 2022 totaled $6 thousand and $30 thousand, respectively, compared to $5 thousand and $21 thousand for the three and nine months ended September 30, 2021, respectively.

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

(Dollars in thousands)	September 30, 2022	December 31, 2021
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$85,677	$127,431
Other financial institutions	42,770	58,298
Total mortgage loans serviced for others	$128,447	$185,729
Custodial account balances maintained in connection with serviced loans totaled $1.4 million and $5.0 million at September 30, 2022 and December 31, 2021, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$779	$1,192	$915	$1,599
Additions	—	—	—	—
Disposals	—	—	—	—
Changes in fair value due to changes in assumptions	—	—	—	—
Other changes in fair value	(54)	(232)	(190)	(639)
Ending balance	$725	$960	$725	$960
Fair value as of September 30, 2022 was determined using a discount rate of 10%, prepayment speeds ranging from 5.1% to 49.7% and a weighted average default rate of 5%. The weighted average prepayment speed at September 30, 2022 was 29.9%. Fair value as of December 31, 2021 was determined using a discount rate of 10%, prepayment speeds ranging from 7.6% to 48.8% and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2021 was 29.2%.
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

Supplemental lease information as of or for the three and nine months ended September 30, 2022 is as follows:

(Dollars in thousands)	September 30, 2022
Operating lease right-of-use assets included in prepaid expenses and other assets	$12,803
Operating lease liabilities included in other liabilities and accrued expenses	12,984

Weighted average remaining lease term (years) of operating leases	4.8
Weighted average discount rate of operating leases	2.47%

(Dollars in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease costs included in occupancy expense	$911	$2,750
Cash paid for amounts included in the measurement of operating lease liabilities	1,019	3,071

At September 30, 2022, future undiscounted lease payments with initial terms of one year or more are as follows:

(Dollars in thousands)
October 1 - December 31, 2022	$979
2023	3,357
2024	2,661
2025	2,238
2026	2,051
Thereafter	2,572
Total undiscounted lease payments	13,858
Less: Imputed interest	(874)
Net lease liabilities	$12,984
7.     DEPOSITS
A summary of deposits at September 30, 2022 and December 31, 2021 is as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Time deposits	$2,614,401	$2,335,141
Money market savings	2,156,210	2,294,367
Money market checking	706,092	580,325
Interest-bearing demand	169,019	176,126
Noninterest-bearing demand	148,658	152,284
Total	$5,794,380	$5,538,243
The Company had time deposits that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250 thousand of $1.1 billion at both September 30, 2022 and December 31, 2021.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $340.5 million and $25.8 million at September 30, 2022 and December 31, 2021, respectively. The increase in brokered deposits was utilized to fund loan growth during the nine months ended September 30, 2022.

Maturities of the Company’s time deposits at September 30, 2022 are summarized as follows:

(Dollars in thousands)
October 1 - December 31, 2022	$591,162
2023	1,766,304
2024	215,150
2025	7,623
2026	26,674
Thereafter	7,488
Total	$2,614,401
8.     FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets, provided that adequate collateral has been pledged. As of September 30, 2022 and December 31, 2021, the Bank had pledged various mortgage loans totaling approximately $3.1 billion and $2.4 billion, respectively, as well as the FHLB stock held by the Bank, to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $596.5 million and $583.0 million as of September 30, 2022 and December 31, 2021, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of September 30, 2022 or December 31, 2021.
The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

	Outstanding Balances		As of September 30, 2022
(Dollars in thousands)	September 30, 2022	December 31, 2021	Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate	Maturity Dates
Fixed rate short-term	$200,000	$—	2.81%	3.16%	2.99%	October 2022 to November 2022
Fixed rate long-term(1)	1,001,647	751,647	0.38%	7.33%	2.21%	March 2023 to March 2030
	$1,201,647	$751,647
(1) Included in total fixed rate long-term advances is a $200.0 million advance which matures in September 2025 and contains an FHLB quarterly call provision beginning in September 2023.
The Bank's available borrowing capacity based on pledged loans to the FHLB and the FRB totaled $973.1 million and $1.2 billion at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Bank had aggregate loan balances of $2.1 billion and $2.5 billion, respectively available to pledge to the FHLB and FRB to increase its borrowing capacity. As of September 30, 2022 and December 31, 2021, the Bank pledged as collateral a $62.6 million FHLB letter of credit to Freddie Mac related to our multifamily securitization reimbursement obligation.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the three and nine months ended September 30, 2022, there was a maximum amount of short-term borrowings outstanding of $406.9 million for both periods, an average amount outstanding of $265.3 million and $128.2 million, respectively, with a weighted average interest rate of 2.52% and 2.04%, respectively. During the three and nine months September 30, 2021, there was a maximum amount of short-term borrowings outstanding of $306.2 million and $352.9 million, respectively, an average amount outstanding of $113.4 million and $148.2 million, respectively, with a weighted average interest rate of 0.15% and 0.14%, respectively.

The following table summarizes scheduled principal payments on FHLB advances over the next five years as of September 30, 2022:

(Dollars in thousands)
October 1 - December 31, 2022	$200,000
2023	250,000
2024	350,000
2025	301,500
2026	100,000
Thereafter	147
$1,201,647
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
The following table is a summary of the outstanding Trust Securities and Notes at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	4.67%	$41,238	1.58%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	4.91%	$20,619	1.82%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%

10.     SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$246	$95,000	$338	9/30/2024	6.50%
11.     DERIVATIVES AND HEDGING ACTIVITIES
From time to time, the Company utilizes interest rate swaps and other derivative financial instruments as part of its asset liability management strategy to manage interest rate risk positions.

Fair Value Hedges of Interest Rate Risk
As of September 30, 2022, the Company held seven interest rate swaps with a total notional amount of $1.3 billion. During the nine months ended September 30, 2022, the Company entered into five new swap agreements with an aggregate notional amount of $600.0 million. The other two swaps were entered into in February and June 2021. The swaps provide a hedge against the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. Additionally, during the nine months ended September 30, 2021, the Company also held two separate, two-year interest rate swaps with a total notional amount of $1.0 billion. These swaps, which were in equal notional amounts of $500.0 million, matured in June and August 2021, and provided a hedge against the interest rate risk related to certain hybrid multifamily loans which were in their fixed rate period.

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

The following table presents the effect of the Company’s interest rate swaps on the unaudited consolidated statements of income for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Derivative - interest rate swaps:
Interest income (loss)	$2,971	$(720)	$3,404	$(7,439)
Hedged items - loans:
Interest loss	(77)	(1)	(125)	(30)
Net increase (decrease) in interest income	$2,894	$(721)	$3,279	$(7,469)

The following table presents the fair value of the Company’s interest rate swaps, as well as their classification in the consolidated statements of financial condition as of September 30, 2022 and December 31, 2021:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
As of September 30, 2022:
Interest Rate Swaps	$1,250,000	Prepaid Expenses and Other Assets	$27,088	Other Liabilities and Accrued Expenses	$—
As of December 31, 2021:
Interest Rate Swaps	$650,000	Prepaid Expenses and Other Assets	$3,108	Other Liabilities and Accrued Expenses	$—

As of September 30, 2022 and December 31, 2021, the following amounts were recorded in the consolidated statements of financial condition related to cumulative basis adjustments for its fair value hedges:

Line Item in the Consolidated Statements of Financial Condition in Which the Hedged Items are Included (1)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
As of September 30, 2022:
Loans receivable, net	$1,222,785	$(27,215)
As of December 31, 2021:
Loans receivable, net	$646,890	$(3,110)
(1) These amounts include the amortized cost basis of portfolio loans used to designate hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2022 and December 31, 2021, the amortized cost basis of the portfolio loans used in these hedging relationships were $2.5 billion and $1.0 billion, respectively.
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

All RSAs and RSUs are granted at the fair value of the common stock at the time of the award. RSAs and RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period. Non-cash stock compensation expense recognized for RSAs for the three and nine months ended September 30, 2022 totaled $756 thousand and $2.1 million, respectively, compared with $645 thousand and $1.9 million for the three and nine months ended September 30, 2021, respectively. The fair value of RSAs and/or RSUs that vested during the three and nine months ended September 30, 2022 totaled $90 thousand and $2.7 million, respectively, compared to $2.4 million for the nine months ended September 30, 2021. No RSAs or RSUs vested during the three months ended September 30, 2021.

As of September 30, 2022 and December 31, 2021, there was $3.0 million and $2.6 million, respectively, of unrecognized compensation expense related to 415,337 and 489,703 unvested RSAs, respectively,

which amounts were expected to be expensed over a weighted average period of 1.81 years and 1.69 years, respectively. As of September 30, 2022 and December 31, 2021, 81,225 and 91,486 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections.

The following table summarizes share information about RSAs and RSUs:

	Nine Months Ended September 30,
	2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	581,189	$10.56	605,916	$10.93
Shares granted	218,048	13.78	289,473	10.11
Shares settled	(264,836)	10.49	(265,655)	11.02
Shares forfeited	(37,839)	11.97	(54,130)	10.30
End of the period balance	496,562	$11.90	575,604	$10.53
Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At September 30, 2022 and December 31, 2021, there were 1,681,135 and 1,861,344 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. RSU awards were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan and were excluded from the shares reserved and available for grant under the Omnibus Plan. As of January 1, 2021, all RSUs were fully vested and no longer subject to forfeiture.
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments were as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2022:
Financial assets:
Cash and cash equivalents	$256,658	$256,658	$256,658	$—	$—
Debt securities:
Available for sale	640,473	640,473	—	640,473	—
Held to maturity	3,135	2,845	—	2,845	—
Equity securities	10,317	10,317	—	10,317	—
Loans receivable, net	6,818,420	6,597,158	—	—	6,597,158
Accrued interest receivable	21,011	21,011	88	1,969	18,954
FHLB stock	32,694	N/A	N/A	N/A	N/A
Interest rate swaps	27,088	27,088	—	27,088	—
Financial liabilities:
Deposits	$5,794,380	$5,741,314	$2,919,979	$2,821,335	$—
FHLB advances	1,201,647	1,157,828	—	1,157,828	—
Junior subordinated deferrable interest debentures	61,857	55,966	—	55,966	—
Senior debt	94,754	93,486	—	93,486	—
Accrued interest payable	950	950	—	950	—
As of December 31, 2021:
Financial assets:
Cash and cash equivalents	$138,413	$138,413	$138,413	$—	$—
Debt securities:
Available for sale	647,317	647,317	—	647,317	—
Held to maturity	3,829	4,018	—	4,018	—
Equity securities	11,693	11,693	—	11,693	—
Loans receivable, net	6,261,885	6,297,548	—	—	6,297,548
Accrued interest receivable	17,761	17,761	1	927	16,833
FHLB stock	23,411	N/A	N/A	N/A	N/A
Interest rate swaps	3,108	3,108	—	3,108	—
Financial liabilities:
Deposits	$5,538,243	$5,541,417	$2,918,102	$2,623,315	$—
FHLB advances	751,647	755,981	—	755,981	—
Junior subordinated deferrable interest debentures	61,857	61,545	—	61,545	—
Senior debt	94,662	103,361	—	103,361	—
Accrued interest payable	118	118	—	118	—
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
Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2022 and December 31, 2021.

Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2022:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$380,852	$—	$380,852	$—
Residential MBS and CMOs	193,541	—	193,541	—
Agency bonds	40,089	—	40,089	—
Other ABS	25,991	—	25,991	—
Total available for sale debt securities	$640,473	$—	$640,473	$—
Equity securities	$10,317	$—	$10,317	$—
Mortgage servicing rights	725	—	—	725
Interest rate swaps	27,088	—	27,088	—
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
There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2022 or 2021.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date.

At both September 30, 2022 and December 31, 2021, there were no assets or liabilities measured at fair value on a non-recurring basis and the Company held no other real estate owned.
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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $471 thousand and $727 thousand as of September 30, 2022 and December 31, 2021, respectively, based upon an analysis of quantitative and qualitative data of the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation.
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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If the Bank's capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At September 30, 2022, the Bank’s net worth was $820.4 million which equates to its Tier 1 capital of $848.9 million plus goodwill of $3.3 million and accumulated other comprehensive loss related to net unrealized losses on available for sale securities of $31.8 million.
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
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Proceeds from loan sales	$—	$1,731	$—	$1,731
Servicing fees	75	128	261	445
The following table provides information about the loans transferred through sales or securitization and not recorded in the consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of September 30, 2022:
Principal balance of loans	$11,091	$117,356
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2021:
Principal balance of loans	$12,243	$173,486
Loans 90+ days past due	—	—
Charge-offs, net	—	—
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
At September 30, 2022 and December 31, 2021, the Company had outstanding commitments of approximately $77.7 million and $132.8 million, respectively, for loans and lines of credit. Unfunded commitment reserves totaled $113 thousand and $153 thousand at September 30, 2022 and December 31, 2021, respectively.
Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations or cash flows. In the ordinary course of operations, the Company may be party to various legal proceedings.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured portions of these balances are limited to $250 thousand per institution based on FDIC insurance limits. At September 30, 2022 and December 31, 2021, the Company had $24.7 million and $25.5 million, respectively, in uninsured available cash balances. The Company also has established federal funds lines of credit with correspondent banks totaling $50.0 million at both September 30, 2022 and December 31, 2021, none of which were advanced at those dates. The Company periodically monitors the financial condition and capital adequacy of these correspondent banks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at September 30, 2022 and December 31, 2021 and our results of operations for the three months ended September 30, 2022 and June 30, 2022 and the nine months ended September 30, 2022 and 2021, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022 (our “Annual Report”) and with the accompanying Notes to Unaudited Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings (the "Bank"), the discussion and analysis relates to activities primarily conducted by the Bank.
Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank with $7.9 billion in assets at September 30, 2022. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank ("FHLB") and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.
Selected Financial Data
The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three and nine months September 30, 2022 and 2021 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Report. The selected historical consolidated financial data for the three months ended June 30, 2022 are derived from our unaudited consolidated financial statements which were included in our previously filed Form 10-Q on August 5, 2022. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Three Months Ended		As of or For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Statements of Income and Financial Condition Data
Net Income	$21,002	$22,567	$66,509	$64,370
Pre-tax, pre-provision net earnings (1)	$30,367	$34,509	$94,456	$82,065
Total assets	$7,921,584	$7,530,516	$7,921,584	$7,220,786
Per Common Share
Diluted earnings per share	$0.41	$0.44	$1.30	$1.24
Book value per share	$13.25	$13.15	$13.25	$12.65
Tangible book value per share (1)	$13.18	$13.09	$13.18	$12.59
Selected Ratios
Return on average:
Assets	1.10%	1.23%	1.20%	1.20%
Stockholders' equity	12.33%	13.41%	13.11%	13.48%
Dividend payout ratio	29.23%	27.15%	27.80%	19.00%
Net interest margin	2.42%	2.62%	2.52%	2.34%
Efficiency ratio (1)	33.61%	27.86%	31.88%	34.86%
Noninterest expense to average assets	0.80%	0.72%	0.80%	0.82%
Loan to deposit ratio	118.29%	117.09%	118.29%	113.54%
Credit Quality Ratios
Allowance for loan losses to loans	0.53%	0.54%	0.53%	0.59%
Allowance for loan losses to nonperforming loans	940.86%	706.46%	940.86%	5,806.38%
Nonperforming assets to total assets	0.05%	0.07%	0.05%	0.01%
Net recoveries to average loans	—%	—%	—%	(0.00)%
Capital Ratios
Tier 1 leverage ratio	9.99%	10.20%	9.99%	9.63%
Total risk-based capital ratio	19.20%	19.12%	19.20%	18.98%

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Pre-tax, Pre-provision Net Earnings
Income before taxes	$29,867	$32,009	$93,956	$91,065
Plus: Provision for (reversal of) loan losses	500	2,500	500	(9,000)
Pre-tax, pre-provision net earnings	$30,367	$34,509	$94,456	$82,065
Efficiency Ratio
Noninterest expense (numerator)	$15,376	$13,325	$44,213	$43,919
Net interest income	$45,474	$47,472	137,980	124,734
Noninterest income	269	362	689	1,250
Operating revenue (denominator)	$45,743	$47,834	$138,669	$125,984
Efficiency ratio	33.61%	27.86%	31.88%	34.86%

(Dollars in thousands, except per share data)	September 30, 2022	June 30, 2022	September 30, 2021
Tangible Book Value Per Share
Total assets	$7,921,584	$7,530,516	$7,220,786
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	7,918,287	7,527,219	7,217,489
Less: Total liabilities	(7,244,915)	(6,858,894)	(6,566,850)
Tangible stockholders' equity (numerator)	$673,372	$668,325	$650,639
Period end shares outstanding (denominator)	51,074,605	51,063,498	51,682,604
Tangible book value per share	$13.18	$13.09	$12.59

Results of Operations - Three Months Ended September 30, 2022 and June 30, 2022

Overview

For the three months ended September 30, 2022, our net income was $21.0 million as compared to $22.6 million for the three months ended June 30, 2022. The decrease of $1.6 million, or 6.9%, was attributable to an increase in noninterest expense of $2.1 million and a decrease in net interest income of $2.0 million, partially offset by a decrease in the provision for loan losses of $2.0 million. Pre-tax, pre-provision net earnings decreased by $4.1 million, or 12.0%, for the three months ended September 30, 2022 as compared to the linked quarter.
Net Interest Income

Net interest income decreased by $2.0 million, or 4.2%, to $45.5 million for the three months ended September 30, 2022 from $47.5 million for the prior quarter due to higher interest expense on our deposit portfolio and FHLB advances, partially offset by higher interest income on loans and investments.

Our net interest margin was 2.42% during the three months ended September 30, 2022 compared to 2.62% during the prior quarter. Our net interest margin reflects the net impact of an increase in the cost of interest bearing liabilities, partially offset by an increase in the yield on interest earning assets. Due to the liability sensitivity of our balance sheet, our interest-bearing liabilities generally reprice more quickly than our interest-earning assets, which will result in lower net interest income during periods of rising interest rates. During the third quarter, the cost of our interest bearing liabilities increased by 49 basis points primarily due to an increase in the cost of our deposits and FHLB advances, while the yield on our interest earning assets increased by 25 basis points primarily due to an increase in our loan and investment yields. Our net interest spread in the third quarter was 2.30%, decreasing by 24 basis points as compared to the linked quarter.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended September 30, 2022 and June 30, 2022. The average balances are daily averages.

	For the Three Months Ended
	September 30, 2022			June 30, 2022
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,448,881	$41,267	3.71%	$4,318,879	$39,893	3.69%
Single family residential	2,097,312	18,660	3.56%	1,961,812	14,430	2.94%
Commercial real estate	185,017	2,137	4.62%	189,705	2,256	4.76%
Construction and land	19,761	302	6.06%	25,784	333	5.18%
Total loans (1)	6,750,971	62,366	3.70%	6,496,180	56,912	3.50%
Investment securities	679,283	4,127	2.43%	650,514	2,863	1.76%
Cash and cash equivalents	100,690	547	2.16%	101,873	198	0.78%
Total interest-earning assets	7,530,944	67,040	3.56%	7,248,567	59,973	3.31%
Noninterest-earning assets (2)	128,677			109,408
Total assets	$7,659,621			$7,357,975
Interest-Bearing Liabilities
Transaction accounts	$168,780	96	0.22%	$175,092	88	0.20%
Money market demand accounts	3,005,468	7,416	0.97%	3,050,811	3,966	0.51%
Time deposits	2,322,643	6,573	1.11%	2,196,455	2,859	0.51%
Total deposits	5,496,891	14,085	1.00%	5,422,358	6,913	0.50%
FHLB advances	1,071,300	5,346	1.98%	863,685	3,628	1.68%
Junior subordinated debentures	61,857	560	3.59%	61,857	385	2.50%
Senior debt	94,734	1,575	6.65%	94,703	1,575	6.65%
Total interest-bearing liabilities	6,724,782	21,566	1.26%	6,442,603	12,501	0.77%
Noninterest-bearing deposit accounts	164,988			165,799
Other noninterest-bearing liabilities	88,323			76,412
Total liabilities	6,978,093			6,684,814
Total stockholders' equity	681,528			673,161
Total liabilities and stockholders' equity	$7,659,621			$7,357,975

Net interest spread (3)			2.30%			2.54%
Net interest income/margin (4)		$45,474	2.42%		$47,472	2.62%
(1)     Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $2.4 million and $4.0 million for the three months ended September 30, 2022 and June 30, 2022, respectively.
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

	Three Months Ended September 30 vs June 30, 2022
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$1,164	$210	$1,374
Single family residential	1,044	3,186	4,230
Commercial real estate	(55)	(64)	(119)
Construction and land	(84)	53	(31)
Total loans	2,069	3,385	5,454
Investment securities	132	1,132	1,264
Cash and cash equivalents	(2)	351	349
Total interest-earning assets	2,199	4,868	7,067
Interest-Bearing Liabilities
Transaction accounts	(2)	10	8
Money market demand accounts	(58)	3,508	3,450
Time deposits	175	3,539	3,714
Total deposits	115	7,057	7,172
FHLB advances	986	732	1,718
Junior subordinated debentures	—	175	175
Senior debt	—	—	—
Total interest-bearing liabilities	1,101	7,964	9,065

Net Interest Income	$1,098	$(3,096)	$(1,998)

Total interest income increased by $7.1 million, or 11.8%, for the three months ended September 30, 2022 as compared to the prior quarter. This increase was primarily due to a $5.5 million improvement in interest income earned on loans resulting from a $254.8 million and 20 basis point increase in the average balance and yield on our loans, respectively. The increase in loan volumes resulted from strong loan originations and the slowing of loan prepayment speeds, while loan yield increases were primarily due to higher income earned on our interest rate swaps and the origination of loans at higher current rates relative to the existing coupon on our loan portfolio. Additionally, interest income on investments increased $1.3 million primarily due an increase in the average yield on investments of 67 basis points due to rising interest rates. At September 30, 2022, 43% of our investments were in their floating rate period and had a weighted average repricing frequency of 2.9 months.
The volume of new loan originations totaled $530.1 million and $733.0 million for the three months ended September 30, 2022 and June 30, 2022, respectively. The weighted average rate on new loans for the three months ended September 30, 2022 was 4.65% as compared to 3.55% for the linked quarter. The increase in the average coupon on originations was primarily due to the rising interest rate environment. Loan prepayment speeds were 15.4% and 24.0% during the three months ended September 30, 2022 and June 30, 2022, respectively. The decrease in prepayment speeds was due to rising market interest rates, which impacted refinancing activity during the current quarter. The weighted average rate on loan payoffs/curtailments during the three months ended September 30, 2022 was 3.91% as compared to 3.86% for the prior quarter.
Total interest expense increased $9.1 million, or 72.5%, to $21.6 million, for the three months ended September 30, 2022 from $12.5 million for the prior quarter. Interest expense on deposits increased $7.2 million, to $14.1 million, for the three months ended September 30, 2022 from $6.9 million for the prior quarter. The increase was primarily due to a 50 basis point increase in the cost of interest-bearing deposits predominantly due to rate increases in both retail and brokered deposits. Additionally, interest expense on FHLB advances increased $1.7 million compared to the prior quarter due to an increase in the average balance and cost of advances of $207.6 million and 30 basis points, respectively. We generally use both deposits and FHLB advances to fund net loan growth. We also use long-term FHLB advances as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Loan Losses

During the three months ended September 30, 2022 and June 30, 2022, the Company recorded loan loss provisions of $500 thousand and $2.5 million, respectively. The current quarter provision was primarily related to loan growth while the prior quarter provision was related to loan growth and an increase in classified loan balances. Our allowance for loan losses as a percentage of total loans was 0.53% at September 30, 2022 compared to 0.54% and 0.56% at June 30, 2022 and December 31, 2021, respectively. The allowance for loan losses and the provisions for loan losses recognized were determined based on the incurred loss methodology. The Company expects to adopt the CECL allowance methodology on January 1, 2023.
Nonperforming assets totaled $3.8 million, or 0.05% of total assets, at September 30, 2022 compared to $2.3 million, or 0.03% of total assets, at December 31, 2021. Criticized loans, which includes loans graded Special Mention and of greater risk, were $24.1 million at September 30, 2022 compared to $16.7 million at December 31, 2021. Classified loans, which includes loans graded Substandard and of greater risk, totaled $20.7 million and $12.1 million at September 30, 2022 and December 31, 2021, respectively. The increase in criticized and classified loan balances was primarily attributed to isolated credit related downgrades of several loans and are not thought to represent any particular declining credit trends in our loan portfolio. As compared to the linked quarter, classified loans decreased by $1.8 million, declining as a result of the payoff of two adversely graded loans during the current quarter. The Company's exposure to nonresidential commercial real estate remains limited, totaling $182.0 million, or 2.7% of our loan portfolio, at the end of the current quarter.
Noninterest Income

Noninterest income decreased by $93 thousand, or 25.7%, to $269 thousand for the three months ended September 30, 2022 from $362 thousand for the prior quarter. The following table presents the major components of our noninterest income:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$363	$342	$21	6.1%
Fee income	122	292	(170)	(58.2)%
Other	(216)	(272)	56	(20.6)%
Total noninterest income	$269	$362	$(93)	(25.7)%
The decrease in noninterest income for the quarter ended September 30, 2022 compared to the quarter ended June 30, 2022, was primarily attributable to declines in the fair value of equity securities and deposit related fee income, partially offset by an increase in income earned on Community Reinvestment Act ("CRA") investments.
Noninterest Expense

Noninterest expense increased $2.1 million, or 15.4%, to $15.4 million for the three months ended September 30, 2022 from $13.3 million for the three months ended June 30, 2022. The following table presents the major components of our noninterest expense:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$8,857	$7,070	$1,787	25.3%
Deposit insurance premium	508	479	29	6.1%
Professional and regulatory fees	639	634	5	0.8%
Occupancy	1,199	1,197	2	0.2%
Depreciation and amortization	806	746	60	8.0%
Data processing	1,044	1,007	37	3.7%
Marketing	1,211	525	686	130.7%
Other expenses	1,112	1,667	(555)	(33.3)%
Total noninterest expense	$15,376	$13,325	$2,051	15.4%
The increase in noninterest expense during the quarter ended September 30, 2022 compared to the linked quarter was predominantly due to a $1.8 million increase in compensation costs primarily due to a $1.6 million decline in capitalized loan origination costs due to lower loan origination volume. Additionally, marketing expense increased $686 thousands due to additional costs incurred in connection with our deposit gathering efforts. These increases were partially offset by a decrease in other expenses primarily due to a decline in down payment assistance costs associated with our program to support home ownership for low-to-moderate income borrowers
Income Tax Expense
For the three months ended September 30, 2022, we recorded income tax expense of $8.9 million as compared to $9.4 million for the prior quarter with effective tax rates of 29.7% and 29.5%, respectively.
Results of Operations - Nine Months Ended September 30, 2022 and 2021

Overview

For the nine months ended September 30, 2022, our net income was $66.5 million as compared to $64.4 million for the nine months ended September 30, 2021. The increase of $2.1 million, or 3.3%, was primarily attributable to an increase of $13.2 million in net interest income, partially offset by an increase of $9.5 million in the provision for loan losses as compared to the same period last year. Pre-tax, pre-provision net earnings increased by $12.4 million, or 15.1%, for the nine months ended September 30, 2022 as compared to the same period last year.

Net Interest Income

Net interest income increased by $13.2 million, or 10.6%, to $138.0 million for the nine months ended September 30, 2022 from $124.7 million for the same period last year due to higher interest income on loans and investments and lower interest expense on deposits, partially offset by higher interest expense on FHLB advances.
Net interest margin for the nine months ended September 30, 2022 was 2.52% compared to 2.34% for the same period last year. The increase in our margin was primarily related to a 16 basis point increase in the yield of our interest-earning assets.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the nine months ended September 30, 2022 and 2021. The average balances are daily averages.

	For the Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,327,355	$120,306	3.71%	$4,198,616	$115,542	3.67%
Single family residential	1,976,356	45,115	3.04%	1,903,550	40,787	2.86%
Commercial real estate	189,499	6,597	4.64%	198,073	6,750	4.54%
Construction and land	21,960	893	5.44%	19,730	927	6.28%
Total loans (1)	6,515,170	172,911	3.54%	6,319,969	164,006	3.46%
Investment securities	660,069	9,290	1.88%	645,343	6,287	1.30%
Cash and cash equivalents	118,452	812	0.92%	148,630	162	0.15%
Total interest-earning assets	7,293,691	183,013	3.35%	7,113,942	170,455	3.19%
Noninterest-earning assets (2)	110,459			64,614
Total assets	$7,404,150			$7,178,556
Interest-Bearing Liabilities
Transaction accounts	$171,148	279	0.21%	$155,568	263	0.22%
Money market demand accounts	3,007,085	14,603	0.64%	2,301,417	8,711	0.50%
Time deposits	2,250,523	12,136	0.71%	2,849,131	19,916	0.92%
Total deposits	5,428,756	27,018	0.66%	5,306,116	28,890	0.72%
FHLB advances	899,838	12,071	1.79%	907,998	11,345	1.67%
Junior subordinated debentures	61,857	1,220	2.64%	61,857	763	1.65%
Senior debt	94,704	4,724	6.65%	94,581	4,723	6.66%
Total interest-bearing liabilities	6,485,155	45,033	0.92%	6,370,552	45,721	0.95%
Noninterest-bearing deposit accounts	159,504			107,789
Other noninterest-bearing liabilities	82,935			63,745
Total liabilities	6,727,594			6,542,086
Total stockholders' equity	676,556			636,470
Total liabilities and stockholders' equity	$7,404,150			$7,178,556

Net interest spread (3)			2.43%			2.24%
Net interest income/margin (4)		$137,980	2.52%		$124,734	2.34%

(1)     Non-accrual loans and loans held for sale are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $11.2 million and $15.0 million for the nine months ended September 30, 2022 and 2021, respectively.
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

	Nine Months Ended September 30, 2022 vs 2021
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$3,514	$1,250	$4,764
Single family residential	1,636	2,692	4,328
Commercial real estate	(299)	146	(153)
Construction and land	98	(132)	(34)
Total loans	4,949	3,956	8,905
Investment securities	147	2,856	3,003
Cash, cash equivalents and restricted cash	(41)	691	650
Total interest-earning assets	5,055	7,503	12,558
Interest-Bearing Liabilities
Transaction accounts	27	(11)	16
Money market demand accounts	3,080	2,812	5,892
Time deposits	(3,731)	(4,049)	(7,780)
Total deposits	(624)	(1,248)	(1,872)
FHLB advances	(101)	827	726
Junior subordinated debentures	—	457	457
Senior debt	7	(6)	1
Total interest-bearing liabilities	(718)	30	(688)

Net Interest Income	$5,773	$7,473	$13,246

Total interest income increased by $12.6 million, or 7.4%, for the nine months ended September 30, 2022 as compared to the same period last year. The increase was primarily due to growth in the average balance of loans of $195.2 million during the period, as well as an 8 basis point increase in loan yields. The average balance of loans benefited from strong loan origination volumes and a gradual slowing of prepayment speeds as compared to the same period last year, while loan yields improved as a result of a $10.7 million improvement in the earnings on our swaps, partially offset by the prepayment of higher yielding loans, which, prior to this quarter, were generally being replaced by loans at lower interest rates. Additionally, interest income on investments increased $3.0 million primarily due to a 58 basis increase in yield compared to the same period last year due to rising market interest rates. As discussed above, at September 30, 2022, 43% of our investments were in their floating rate period and had a weighted average repricing frequency of 2.9 months.
The volume of new loans originated totaled $1.8 billion and $1.6 billion for the nine months ended September 30, 2022 and 2021, respectively. The weighted average interest rate on new loans for the nine months ended September 30, 2022 was 3.74% as compared to 3.34% for the same period last year. During the nine months ended September 30, 2021, we purchased a pool of single family loans, which was a strategic response to continued elevated loan prepayments. This purchase is excluded from the total volume of new loans originated discussed above. Loan prepayment speeds were 22.0% and 27.1% during the nine months ended September 30, 2022 and 2021, respectively. The decrease in prepayment speeds was due to rising market interest rates, which impacted refinancing activity during the current year to date period. The weighted average rate on loan payoffs/curtailments during the nine months ended September 30, 2022 was 3.81% as compared to 3.95% for the same period last year.
Total interest expense decreased $688 thousand, or 1.5%, to $45.0 million for the nine months ended September 30, 2022 from $45.7 million for the same period last year. Interest expense on deposits decreased $1.9 million primarily due to the cost of interest-bearing deposits decreasing 6 basis points. The decrease in our cost of interest-bearing deposits during the nine months ended September 30, 2022 compared to the same period last year was predominantly due to the maturity of time deposits during the latter half of 2021 that repriced to lower interest rates at that time and, to a lesser extent, a $598.6 million decrease in the average balance of time deposits, which, prior to this quarter, were generally replaced with other lower cost deposit products. Interest expense on advances from the FHLB increased by $726 thousand during the nine months ended September 30, 2022 compared to the same period last year, due to an increase in the average cost of FHLB advances of 12 basis points due to rising market interest rates. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’
Provision for Loan Losses

For the nine months ended September 30, 2022, we recorded $500 thousand in loan loss provisions as compared to recording a reversal of loan loss provisions of $9.0 million for the same period last year. During the nine months ended September 30, 2022, loan loss provisions recorded in the second and third quarters were primarily due to loan growth and incremental changes in classified loan balances. These loan loss provisions were partially offset by a reversal of loan loss provisions recorded in the first quarter related to the remaining portion of qualitative reserves for uncertain economic risks established early in the pandemic that were deemed unnecessary. The loan loss provisions recaptured during the nine months ended September 30, 2021 were predominantly due to the reversal of a portion of our pandemic related qualitative reserves, as well as an improvement in the level of our criticized loans during that period.

Noninterest Income

Noninterest income decreased by $561 thousand, or 44.9%, to $689 thousand for the nine months ended September 30, 2022 from $1.3 million for the same period last year.

The following table presents the major components of our noninterest income:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$1,059	$1,145	$(86)	(7.5)%
Fee income	640	149	491	329.5%
Other	(1,010)	(44)	(966)	2195.5%
Total noninterest income	$689	$1,250	$(561)	(44.9)%
The decrease in noninterest income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a $1.1 million net decrease in the fair value of equity securities during the current period compared to the same period last year, partially offset by a $491 thousand increase in fee income primarily related to deposit accounts.

Noninterest Expense

Noninterest expense increased $294 thousand, or 0.7%, to $44.2 million for the nine months ended September 30, 2022 from $43.9 million for the same period last year.

The following table presents the major components of our noninterest expense:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$26,146	$28,617	$(2,471)	(8.6)%
Deposit insurance premium	1,468	1,431	37	2.6%
Occupancy	3,590	3,735	(145)	(3.9)%
Depreciation and amortization	2,155	1,958	197	10.1%
Professional and regulatory fees	1,812	1,543	269	17.4%
Data processing	3,039	2,729	310	11.4%
Marketing	2,194	907	1,287	141.9%
Other expenses	3,809	2,999	810	27.0%
Total noninterest expense	$44,213	$43,919	$294	0.7%
The increase in noninterest expense during the nine months ended September 30, 2022 as compared to the same period last year was primarily attributable to a $1.3 million increase in marketing costs attributed to deposit gathering efforts and a $810 thousand increase in other expenses primarily related to an increase in down payment assistance costs associated with our program to support home ownership for low-to-moderate income borrowers. These increased costs were partially offset by a $2.5 million decline in compensation costs primarily due to a decline in the required accrual for post-employment related retirement benefits resulting from an increase in interest rates and an increase in capitalized salaries related to increased loan production volumes, partially offset by increases in general compensation costs compared to the same period last year.
Income Tax Expense

For the nine months ended September 30, 2022, we recorded income tax expense of $27.4 million as compared to $26.7 million for the same period last year with effective tax rates of 29.2% and 29.3%, respectively.
Financial Condition - As of September 30, 2022 and December 31, 2021

Total assets at September 30, 2022 were $7.9 billion, an increase of $741.6 million, or 10.3%, from December 31, 2021. The increase was primarily due to a $557.0 million increase in loans and a $118.2 million increase in cash and cash equivalents as compared to December 31, 2021. Total liabilities were $7.2 billion at quarter end, an increase of $734.1 million, or 11.3%, from December 31, 2021. The increase in total liabilities was primarily attributable to a $450.0 million increase in FHLB advances and growth of $256.1 million in our deposits.
Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of September 30, 2022 and December 31, 2021, our total loans amounted to $6.9 billion and $6.3 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of September 30, 2022		As of December 31, 2021
(Dollars in thousands)	Amount	% of total	Amount	% of total
Real estate loans
Multifamily residential	$4,463,812	65.6%	$4,183,194	66.9%
Single family residential	2,131,855	31.4%	1,859,524	29.8%
Commercial real estate	181,421	2.7%	186,531	3.0%
Construction and land	18,004	0.3%	18,094	0.3%
Total loans before deferred items	6,795,092	100.0%	6,247,343	100.0%
Deferred loan costs, net	59,363		50,077
Total loans	$6,854,455		$6,297,420
The relative composition of the loan portfolio has not changed significantly over the past several years. Our primary focus remains multifamily real estate lending, which constituted 66% and 67% of our portfolio at September 30, 2022 and December 31, 2021, respectively. Single family residential lending is our secondary lending emphasis and represented 31% and 30% of our portfolio at September 30, 2022 and December 31, 2021, respectively.

We recognize that our multifamily and single family residential loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 562% and 551% as of September 30, 2022 and December 31, 2021, respectively. Our single family loans as a percentage of risk-based capital were 269% and 246% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At September 30, 2022, 61%, 27% and 9% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 63%, 26% and 9%, respectively, at December 31, 2021.

Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual cash flow evaluations of income property loans and semi-annual stress testing.

We had a small portfolio of construction loans with commitments (funded and unfunded) totaling $32.9 million and $38.1 million at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the average loan commitment for our single family construction product, which includes small tract housing and condominium projects, and our multifamily residential construction loans was $6.3 million and $3.9 million, respectively, compared to $5.1 million and $6.4 million, respectively, at December 31, 2021. Our construction lending typically focuses on non-owner occupied single family residential projects with completed per-unit values of $4.0 million or less and multifamily projects with loan commitments of $15.0 million or less.

The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Loan increases:
Multifamily residential	$292,234	$495,594	$1,084,956	$966,570
Single family residential	231,249	231,383	714,596	592,627
Commercial real estate	4,062	5,990	24,471	2,000
Construction and land	2,592	—	7,992	20,657
Purchases	—	—	—	287,751
Total loans originated and purchased	530,137	732,967	1,832,015	1,869,605

Loan decreases:
Loan principal reductions and payoffs	(306,184)	(462,112)	(1,264,011)	(1,557,667)
Portfolio loan sales	—	—	—	(1,706)
Other (1)	(7,327)	657	(10,969)	(16,187)
Total loan outflows	(313,511)	(461,455)	(1,274,980)	(1,575,560)
Net change in total loan portfolio	$216,626	$271,512	$557,035	$294,045

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loan costs, fair value adjustments and, to the extent applicable, may include foreclosures and charge-offs.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At September 30, 2022, our multifamily real estate portfolio had an average loan balance of $1.7 million, an average unit count of 13.7 units, a weighted average loan to value of 57.0% and a weighted average debt service coverage ratio of 1.5 times, as compared to an average loan balance of $1.6 million, an average unit count of 14.0 units, a weighted average loan to value of 56.9% and a weighted average debt service coverage ratio of 1.5 times at December 31, 2021.
Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide loans to refinance single family properties. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At September 30, 2022, our single family residential real estate portfolio had an average loan balance of $903 thousand, a weighted average loan to value of 63.8% and a weighted average credit score at origination/refreshed of 759. At December 31, 2021, our single family residential real estate portfolio had an average loan balance of $859 thousand, a weighted average loan to value of 62.5% and a weighted average credit score at origination/refreshed of 759.
Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on nonresidential commercial real estate. Our commercial real estate loans are generally used to finance the purchase or refinance of established multi-tenant industrial, office and retail sites. At September 30, 2022, our commercial real estate portfolio had an average loan balance of $2.2 million, a weighted average loan to value of 53.3% and a weighted average debt service coverage ratio of 1.8 times, as compared to an average loan balance of $2.1 million, a weighted average loan to value of 54.2% and a weighted average debt service coverage ratio of 1.7 times at December 31, 2021.

Construction and land. Other categories of loans included in our portfolio consist of construction and land loans. Construction loans include a single family construction product, which includes small tract housing and condominium projects, and multifamily construction projects.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
As of September 30, 2022:
Loans
Real estate mortgage loans:
Multifamily residential	$40	$698	$38,598	$4,424,476	$4,463,812
Single family residential	25	531	52,705	2,078,594	2,131,855
Commercial real estate	—	22,082	159,339	—	181,421
Construction and land	13,498	4,506	—	—	18,004
Total loans	$13,563	$27,817	$250,642	$6,503,070	$6,795,092

Fixed interest rates	$—	$198	$45,925	$267,515	$313,638
Floating or hybrid adjustable rates	13,563	27,619	204,717	6,235,555	6,481,454
Total loans	$13,563	$27,817	$250,642	$6,503,070	$6,795,092
As of December 31, 2021:
Loans
Real estate mortgage loans:
Multifamily residential	$30	$2,225	$37,730	$4,143,209	$4,183,194
Single family residential	27	631	56,858	1,802,008	1,859,524
Commercial real estate	—	11,403	175,128	—	186,531
Construction and land	10,648	7,446	—	—	18,094
Total loans	$10,705	$21,705	$269,716	$5,945,217	$6,247,343

Fixed interest rates	$—	$201	$49,385	$240,337	$289,923
Floating or hybrid adjustable rates	10,705	21,504	220,331	5,704,880	5,957,420
Total loans	$10,705	$21,705	$269,716	$5,945,217	$6,247,343
Our fixed interest rate loans generally consist of 30 and 40-year loans that are primarily secured by single family residential properties, often in conjunction with our efforts to provide affordable housing financing to low-to-moderate income individuals. Our floating and adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of three to ten years and then convert to quarterly or semi-annual repricing adjustments thereafter. As of September 30, 2022 and December 31, 2021, $4.9 billion and $4.8 billion, respectively, of our floating or hybrid adjustable rate loans were at their floor rates. The weighted average minimum interest rate on loans at their floor rates was 3.67% and 3.75% at September 30, 2022 and December 31, 2021, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.6 billion and $5.1 billion at September 30, 2022 and December 31, 2021, respectively. These loans had a weighted average term to first repricing date of 3.8 years and 3.6 years at September 30, 2022 and December 31, 2021, respectively.
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
The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Non-accrual loans
Multifamily residential portfolio	$843	$505
Single family residential portfolio	2,987	1,788
Total non-accrual loans	3,830	2,293
Real estate owned	—	—
Total nonperforming assets	$3,830	$2,293
Performing TDRs	$811	$1,204
Allowance for loan losses to period end nonperforming loans	940.86%	1,549.72%
Nonperforming loans to period end loans	0.06%	0.04%
Nonperforming assets to total assets	0.05%	0.03%
Nonperforming loans plus performing TDRs to total loans	0.07%	0.06%

When assessing whether a loan should be placed on non-accrual status because contractual payments appear doubtful, consideration is given to information we collect from third parties and our borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.
Interest income recognized on non-accrual loans subsequent to their classification as non-accrual totaled $45 thousand and $27 thousand the three months ended September 30, 2022 and June 30, 2022, respectively, and $99 thousand and $107 thousand for the nine months ended September 30, 2022 and 2021, respectively. The Company recorded interest income related to performing TDR loans of $10 thousand for both the three months ended September 30, 2022 and June 30, 2022, and $28 thousand and $77 thousand for the nine months ended September 30, 2022 and 2021, respectively. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $51 thousand and $44 thousand for the three months ended September 30, 2022 and June 30, 2022, respectively, and $122 thousand and $21 thousand for the nine months ended September 30, 2022 and 2021, respectively.

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

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Allowance for loan losses at beginning of period	$35,535	$33,035	$35,535	$46,214
Charge-offs:
Multifamily residential	—	—	—	—
Single family residential	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Total charge-offs	—	—	—	—
Recoveries:
Single family residential	—	—	—	64
Construction and land	—	—	—	57
Total recoveries	—	—	—	121
Net recoveries	—	—	—	121
Provision for (reversal of) loan losses	500	2,500	500	(9,000)
Allowance for loan losses at period end	$36,035	$35,535	$36,035	$37,335
Allowance for loan losses to period end loans held for investment	0.53%	0.54%	0.53%	0.59%
Annualized net recoveries to average loans:
Multifamily residential	—%	—%	—%	—%
Single family residential	—%	—%	—%	(0.00)%
Commercial real estate	—%	—%	—%	—%
Construction and land	—%	—%	—%	(0.39)%
Annualized net recoveries to average loans	—%	—%	—%	(0.00)%

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

The following table presents the book value of our investment portfolio:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$380,852	58.24%	$407,746	61.52%
Residential MBS and CMOs	193,541	29.60%	200,133	30.19%
Agency bonds	40,089	6.13%	10,831	1.63%
Other asset backed securities	25,991	3.97%	28,607	4.32%
Total available for sale debt securities	640,473	97.94%	647,317	97.66%
Held to maturity:
Government Sponsored Entities:
Residential MBS	3,072	0.47%	3,761	0.57%
Other investments	63	0.01%	68	0.01%
Total held to maturity debt securities	3,135	0.48%	3,829	0.58%
Equity securities	10,317	1.58%	11,693	1.76%
Total investment securities	$653,925	100.00%	$662,839	100.00%

Prepaid Expenses and Other Assets

Prepaid expenses and other assets totaled $121.3 million at September 30, 2022 compared to $56.3 million at December 31, 2021, an increase of $65.1 million, or 115.6%. This increase was primarily due to a $24.3 million increase in the fair value of our swaps due to rising interest rates, an additional $17.6 million investment in CRA qualified activities, a $13.0 million increase in deferred tax assets related to the decline in the fair value of available for sale investment securities and the recording of right-of-use assets related to the adoption of the new lease accounting standard on January 1, 2022, currently totaling $12.8 million. The new lease standard requires lessees to record a right-of-use asset and lease liability for all long-term lease obligations.

Deposits

Representing 80.0% of our total liabilities as of September 30, 2022, deposits are our primary source of funding for our business operations. We have historically maintained and grown our deposit customer base in various rate environments based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure and "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations and transaction accounts. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits.

Total deposits increased by $256.1 million, or 4.6%, to $5.8 billion at September 30, 2022 from $5.5 billion at December 31, 2021. Brokered deposits increased $314.7 million, while retail deposits declined $58.6 million, during the nine months ended September 30, 2022. The increase in brokered deposits was generally utilized to support loan growth. During the current quarter, as a result of the rising interest rate environment, we saw a change in customer preferences related to term deposits. Consequently, the proportion of non-maturity deposits within the portfolio decreased to 54.9% compared to 57.8% at December 31, 2021, while our portfolio of time deposits increased to 45.1% from 42.2% at December 31, 2021. Our cost of interest bearing deposits was 1.00% and 0.50% during the quarter ended September 30, 2022 and June 30, 2022, respectively, and 0.66% and 0.72% during the nine months ended September 30, 2022 and 2021, respectively. The increase in our cost of interest bearing deposits compared to the prior quarter was predominantly due to rate increases in both retail and brokered deposits. The decrease during the nine months ended September 30, 2022 compared to the same period last year was predominantly due to the maturity of time deposits during the second half of 2021 that repriced to lower interest rates at that time and, to a lesser extent, a decrease in the average balance of time deposits, which were generally replaced with other lower cost deposit products.

Our loan to deposit ratio was 118% and 114% at September 30, 2022 and December 31, 2021, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth and to strategically manage our interest rate risk, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.

The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended
	September 30, 2022			June 30, 2022
(Dollars in thousands)	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$164,988	—%	2.9%	$165,799	—%	3.0%
Interest-bearing transaction accounts	168,780	0.22%	3.0%	175,092	0.20%	3.1%
Money market demand accounts	3,005,468	0.97%	53.1%	3,050,811	0.51%	54.6%
Time deposits	2,322,643	1.11%	41.0%	2,196,455	0.51%	39.3%
Total	$5,661,879	0.97%	100.0%	$5,588,157	0.49%	100.0%

	Nine Months Ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$159,504	—%	2.9%	$107,789	—%	2.0%
Interest-bearing transaction accounts	171,148	0.21%	3.1%	155,568	0.22%	2.9%
Money market demand accounts	3,007,085	0.64%	53.8%	2,301,417	0.50%	42.5%
Time deposits	2,250,523	0.71%	40.2%	2,849,131	0.92%	52.6%
Total	$5,588,260	0.64%	100.0%	$5,413,905	0.70%	100.0%
The following table sets forth the maturity of time deposits as of September 30, 2022:

(Dollars in thousands except for column headings)	Insured	Uninsured
Remaining maturity:
Three months or less	$309,932	$281,230
Over three through six months	300,975	88,281
Over six through twelve months	874,600	335,930
Over twelve months	333,837	89,616
Total	$1,819,344	$795,057
Percent of total deposits	31.40%	13.72%

The Company estimated its balance of uninsured deposits at approximately $1.4 billion at both September 30, 2022 and December 31, 2021. At the same dates, the Company had $340.5 million and $25.8 million of wholesale deposits, respectively. The increase in brokered deposits was utilized to fund loan growth during the nine months ended September 30, 2022.

FHLB Advances and Other Borrowings

In addition to deposits, we utilize collateralized FHLB borrowings to fund our asset growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management efforts to reduce the liability sensitive position of our balance sheet. Total FHLB advances totaled $1.2 billion and $751.6 million at September 30, 2022 and December 31, 2021, respectively. As of the same dates, the Bank had a FHLB letter of credit outstanding totaling $62.6 million. The increase in FHLB advances was primarily utilized to fund loan growth during the nine months ended September 30, 2022.

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

	September 30, 2022		December 31, 2021		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	4.67%	$41,238	1.58%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	4.91%	$20,619	1.82%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
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

The following table presents information regarding our FHLB advances and other borrowings as of or for the periods indicated:

	As of or For the Three Months Ended		As of or For the Nine Months Ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
FHLB advances
Average amount outstanding during the period	$1,071,300	$863,685	$899,838	$907,998
Maximum amount outstanding at any month-end during the period	1,201,647	954,947	1,201,647	1,048,647
Balance outstanding at end of period	1,201,647	954,947	1,201,647	751,647
Weighted average maturity (in years)	1.7	1.7	1.7	2.5
Weighted average interest rate at end of period	2.34%	1.79%	2.34%	1.68%
Weighted average interest rate during the period	1.98%	1.68%	1.79%	1.67%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857	$61,857	$61,857
Weighted average maturity (in years)	14.3	14.5	14.3	15.3
Weighted average interest rate at end of period	4.75%	3.29%	4.75%	1.58%
Weighted average interest rate during the period	3.59%	2.50%	2.64%	1.65%

Senior unsecured term notes
Balance outstanding at end of period	$94,754	$94,724	$94,754	$94,631
Weighted average maturity (in years)	2.0	2.3	2.0	3.0
Weighted average interest rate at end of period	6.65%	6.65%	6.65%	6.65%
Weighted average interest rate during the period	6.65%	6.65%	6.65%	6.66%

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

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of or for the dates indicated:

	As of or For the Three Months Ended		As of or For the Nine Months Ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Outstanding at period end	$200,000	$153,300	$200,000	$—
Average amount outstanding	265,305	95,003	128,227	148,188
Maximum amount outstanding at any month end	288,900	153,300	288,900	346,900
Weighted average interest rate at end of period	2.99%	1.70%	2.99%	—%
Weighted average interest rate during the period	2.52%	1.05%	2.04%	0.14%
Stockholders’ Equity

Stockholders’ equity totaled $676.7 million at September 30, 2022, an increase of $7.5 million, or 1.1%, compared to December 31, 2021. The increase in stockholders' equity was primarily due to net income of $66.5 million, partially offset by a decline in the fair value of available for sale investment securities, net of tax, of $31.9 million, dividends paid of $18.5 million and stock repurchases of $9.7 million during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company repurchased 732 thousand of its shares at an average price of $13.30 per share and a total cost of $9.7 million in connection with a $20.0 million stock repurchase plan that was approved by the Board of Directors of the Company on October 30, 2020. The plan was completed during the second quarter of 2022. Throughout the term of the plan, the Company repurchased a total of 1.6 million shares at an average price of $12.17.
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

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commitments to fund loans and lines of credit	$77,717	$132,769
In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $471 thousand and $727 thousand at September 30, 2022 and December 31, 2021, respectively, which is included in other liabilities and accrued expenses in the consolidated statements of financial condition.

During the nine months ended September 30, 2022, the Company entered into three new interest rate swap agreements with an aggregate notional amount of $300 million. The swaps provide a hedge against the interest rate risk associated with hybrid adjustable loans in their fixed rate period. As of September 30, 2022, the Company held swaps with an aggregate notional amount of $1.3 billion. Our swaps involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amounts. As of September 30, 2022, these swaps carried a weighted average fixed rate payment of 1.54%, while receiving a federal funds weighted average rate of 3.08%. The net hedging impact associated with our swaps is reported in interest income on loans.

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

Contractual Obligations

The following table presents, as of September 30, 2022, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", Note 16. ‘‘Commitments and Contingencies,’’ in the notes to our unaudited consolidated financial statements in this Report.

		Payments Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)	Total
Contractual Cash Obligations
Time deposits (1)	$2,614,401	$2,190,948	$388,833	$34,620	$—
FHLB advances (1)(2)	1,201,647	350,000	751,500	100,000	147
Senior debt (1)	95,000	—	95,000	—	—
Junior subordinated debentures (1)	61,857	—	—	—	61,857
Operating leases	13,858	3,510	5,221	4,008	1,119
Significant contract (3)	6,119	1,696	3,393	1,030	—
Total	$3,992,882	$2,546,154	$1,243,947	$139,658	$63,123

(1) Amounts exclude interest.
(2) Included in total fixed rate long-term advances is a $200.0 million advance which matures in September 2025 and contains an FHLB quarterly call provision beginning in September 2023.
(3) We have one significant, long-term contract for core processing services which expires May 9, 2026. The actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using our year-to-date 2022 average monthly expense extrapolated over the remaining life of the contract.

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

Our total deposits at September 30, 2022 and December 31, 2021 were $5.8 billion and $5.5 billion, respectively. Based on the values of loans pledged as collateral, our $1.2 billion of FHLB advances outstanding and our $62.6 million FHLB letter of credit outstanding, we had $787.2 million of additional borrowing capacity with the FHLB at September 30, 2022. Based on the values of other loans pledged as collateral, we had $186.0 million of borrowing capacity with the FRB at September 30, 2022. There were no outstanding advances with the FRB at September 30, 2022. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at September 30, 2022, none of which were advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Available cash balances at correspondent banks, including amounts at the FRB, totaled $256.7 million at September 30, 2022.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of September 30, 2022 and December 31, 2021, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations. At September 30, 2022, the capital conservation buffer was 2.50%.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of September 30, 2022
Tier 1 Leverage Ratio	$767,045	9.99%	$307,014	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	705,188	16.85%	188,348	4.50%	$292,985	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	767,045	18.33%	251,130	6.00%	355,768	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	803,685	19.20%	334,840	8.00%	439,478	10.50%	N/A	N/A
As of December 31, 2021
Tier 1 Leverage Ratio	$727,606	10.12%	$287,509	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	665,749	17.09%	175,296	4.50%	$272,683	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	727,606	18.68%	233,728	6.00%	331,115	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	764,048	19.61%	311,638	8.00%	409,025	10.50%	N/A	N/A
Luther Burbank Savings
As of September 30, 2022
Tier 1 Leverage Ratio	$848,921	11.06%	$306,932	4.00%	N/A	N/A	$383,664	5.00%
Common Equity Tier 1 Risk-Based Ratio	848,921	20.29%	188,242	4.50%	$292,821	7.00%	271,905	6.50%
Tier 1 Risk-Based Capital Ratio	848,921	20.29%	250,989	6.00%	355,568	8.50%	334,653	8.00%
Total Risk-Based Capital Ratio	885,561	21.17%	334,653	8.00%	439,232	10.50%	418,316	10.00%
As of December 31, 2021
Tier 1 Leverage Ratio	$799,457	11.13%	$287,407	4.00%	N/A	N/A	$359,259	5.00%
Common Equity Tier 1 Risk-Based Ratio	799,457	20.54%	175,190	4.50%	$272,518	7.00%	253,052	6.50%
Tier 1 Risk-Based Capital Ratio	799,457	20.54%	233,587	6.00%	330,915	8.50%	311,449	8.00%
Total Risk-Based Capital Ratio	835,899	21.47%	311,449	8.00%	408,777	10.50%	389,311	10.00%

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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at September 30, 2022. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
September 30, 2022
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(28.2)	(19.9)%
+300 BP	(19.3)	(13.6)%
+200 BP	(11.5)	(8.1)%
+100 BP	(5.0)	(3.5)%
-100 BP	3.2	2.2%
-200 BP	4.0	2.8%
The NII at Risk reported at September 30, 2022 reflects that our earnings were in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. During the nine months ended September 30, 2022, our NII at Risk increased in connection with upward interest rate shocks as compared to December 31, 2021 primarily due to loan growth and the steepening yield curve, partially offset by an increase in the level of our hedged positions.
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

Interest Rate Risk to Capital (EVE)
September 30, 2022
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(388.1)	(54.8)%
+300 BP	(268.8)	(38.0)%
+200 BP	(158.1)	(22.3)%
+100 BP	(80.1)	(11.3)%
-100 BP	58.1	8.2%
-200 BP	92.0	13.0%
The EVE reported at September 30, 2022 reflects that our market value of capital was in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. During the nine months ended September 30, 2022, our EVE at risk increased as compared to December 31, 2021 primarily due to loan growth and the steepening yield curve, partially offset by an increase in the level of our hedged positions.
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

We are currently utilizing FHLB advances and interest rate swaps to hedge our liability sensitive interest rate risk position. As of September 30, 2022, the Company maintained seven interest rate swaps with an aggregate notional amount of $1.3 billion to primarily hedge the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. All of our swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on derivatives, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in interest income for loans in our unaudited consolidated statements of income. During the three and nine months ended September 30, 2022, the Company recognized an increase in interest income of $2.9 million and $3.3 million, respectively, in connection with interest rate swaps compared to a reduction of interest income of $721 thousand and $7.5 million, respectively, during the three and nine months ended September 30, 2021. The prior year reduction in interest income primarily related to two separate, two-year interest rate swaps with a total notional amount of $1.0 billion, which matured during the year ended December 31, 2021.
The following table summarizes derivative instruments utilized by us as interest rate risk hedge positions as of September 30, 2022:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate swap	Fair value hedge	5	$350,000	$5,188	$—
Interest rate swap	Fair value hedge	9	300,000	8,511	—
Interest rate swap	Fair value hedge	18	100,000	2,933	—
Interest rate swap	Fair value hedge	21	100,000	2,051	—
Interest rate swap	Fair value hedge	32	100,000	3,617	—
Interest rate swap	Fair value hedge	60	100,000	3,941	—
Interest rate swap	Fair value hedge	61	200,000	847	—
			$1,250,000	$27,088	$—
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO. Additionally, contracts are in place to ensure that minimum transfer amounts and collateral requirements are established.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2022, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures. Beginning with the filing of its Form 10-K for the year ending December 31, 2022, the Company will be subject to Section 404(b) of the Sarbanes-Oxley Act and will require the Company's registered public accounting firm to attest to, and report on, management's assessment of the effectiveness of its internal controls over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Luther Burbank Corporation		S-1	333-221455	3.1	11/9/2017
3.2	Amended and Restated Bylaws of Luther Burbank Corporation		8-K	001-38317	3.1	4/27/2018
4.1	Specimen Certificate for Common Stock		S-1	333-221455	4.1	11/9/2017
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

LUTHER BURBANK CORPORATION

DATED:	NOVEMBER 4, 2022	By: /s/ Simone Lagomarsino
Simone Lagomarsino
President and Chief Executive Officer

DATED:	NOVEMBER 4, 2022	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer