Form 10-K
period 2022-12-31
Luther Burbank Corp
filed 2023-02-22
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of its common stock held by non-affiliates was approximately $132.2 million based on the closing price per share of common stock of $13.05 on June 30, 2022.

As of February 17, 2023, there were 51,022,485 shares of the registrant’s common stock, no par value, outstanding.

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
This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including our current views with respect to, among other things, future events and our results of operations, financial condition, financial performance, plans and/or strategies. These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and may be identified by use of words such as "anticipate," "believe," “continue,” "could," "estimate," "expect," “impact,” "intend," "seek," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control and involve a number of risks and uncertainties. Accordingly, we caution you that any such forward-looking statement is not a guarantee of future performance and that actual results may prove to be materially different from the results expressed or implied by the forward-looking statements due to a number of factors, including without limitation:
•interest rate, liquidity, economic, market, credit, operational and inflation risks associated with our business, including the speed and predictability of changes in these risks;
•our ability to retain deposits and attract new deposits and loans and the composition and terms of such deposits and loans;
•business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the U.S. Federal budget or debt or turbulence or uncertainty in domestic or foreign financial markets;
•any failure to adequately manage the transition from LIBOR as a reference rate;
•changes in the level of our nonperforming assets and charge-offs;
•the adequacy of our allowance for loan losses;
•our management of risks inherent in our real estate loan portfolio, including the seasoning of the portfolio, the level of non-conforming loans, the number of large borrowers, and the risk of a prolonged downturn in the real estate market;
•significant market concentrations in California and Washington;
•the occurrence of significant natural or man-made disasters (including fires, earthquakes and terrorist acts), severe weather events, health crises and other catastrophic events;
•climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
•political instability or the effects of war or other conflicts, including, but not limited to, the current conflict between Russia and Ukraine;
•the announced merger with Washington Federal, Inc., including delays in the consummation of the merger or litigation or other conditions that may cause the parties to abandon the merger or make the merger more expensive or less beneficial;
•the impact that the announced merger may have on our ability to attract and retain customers and key personnel, the value of our shares, our expenses, and/or our ability to conduct our business in the ordinary course and execute on our strategies;
•the performance of our third-party vendors;
•fraud, financial crimes and fund transfer errors;
•failures, interruptions, cybersecurity incidents and data breaches involving our data, technology and systems and those of our customers and third-party providers;
•rapid technological changes in the financial services industry;
•any inadequacy in our risk management framework or use of data and/or models;

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
•increased competition in the financial services industry; and
•changes in our reputation.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included this Annual Report on Form 10-K ("Annual Report"), including under the caption “Risk Factors” in Item 1A of Part I and other reports we file with the Securities and Exchange Commission ("SEC"). You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I.

Item 1. Business
General
Luther Burbank Corporation is a bank holding company incorporated on May 14, 1991 under the laws of the state of California and is headquartered in Santa Rosa, California. The Company operates primarily through its wholly-owned subsidiary, Luther Burbank Savings, a California banking corporation originally chartered in 1983 in Santa Rosa, California. The Bank conducts its business from its executive offices in Santa Rosa and Gardena, CA.
The Company also owns Burbank Financial Inc., a real estate investment company, and Luther Burbank Statutory Trusts I and II, entities created to issue trust preferred securities.
The Company's principal business is attracting deposits from the general public and investing those funds in a variety of loans, including permanent mortgage loans and construction loans secured by residential, multifamily, and commercial real estate. The Company specializes in real estate secured lending in metropolitan areas in the western U.S. and has developed expertise in multifamily residential, jumbo nonconforming single family residential and commercial real estate lending.
Recent Developments
On November 13, 2022, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Washington Federal, Inc. (“WAFD”), pursuant to which the Company will merge with and into WAFD (the “Corporate Merger”), with WAFD surviving the Corporate Merger. Promptly following the Corporate Merger, the Company’s wholly-owned bank subsidiary, Luther Burbank Savings, will be merged with and into Washington Federal Bank, dba WaFd Bank, the wholly-owned bank subsidiary of WAFD (“WAFD Bank”), with WAFD Bank as the surviving institution. In accordance with the terms of the Merger Agreement, the Company’s shareholders will receive 0.3353 shares of WAFD common stock for each share of the Company's issued and outstanding common stock. Closing of the transaction, which is expected to occur in 2023, is contingent upon shareholder approval and receipt of all necessary regulatory approvals, along with the satisfaction of other customary closing conditions.
Business Strategies
We intend to continue executing our strategic plan by focusing on the following key objectives:
•Continued organic lending growth in our strategic markets. Our primary focus is to grow our customer base within our strategic markets and to expand the penetration of our existing multifamily, single family and commercial real estate lending activities within these markets in the western United States, which have historically had strong job growth, strong economic growth and limited affordable housing. These markets include major metropolitan markets in the western U.S., including our recent expansion to Arizona, Colorado and Utah. The high cost of living and high barriers to entry make these markets attractive for investments in affordable rental housing for low- and middle-income tenants. Robust job markets, strong single family residential demand, high average housing costs, and concentrations of professional, highly skilled and high income workers, entrepreneurs and other high net worth individuals make our markets ideal for our single family residential lending activities.
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
•obtaining new individual and business customers, including specialty deposit customers, such as fiduciary service providers, 1031 exchange companies, unions, homeowners associations and nonprofits; and
•increasing our digital market presence including the use of social media.
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
•Disciplined credit quality and robust risk management. We are committed to being a high performing organization, and we intend to operate in a disciplined manner. Risk management is a core competency of our business, demonstrated by the strong credit performance of our portfolio. We have comprehensive policies and procedures for credit underwriting, monitoring our loan portfolio and internal risk management. The sound credit practices followed by our bankers allow credit decisions to be made efficiently and consistently. We attribute our success to a strong credit culture, the continuous evaluation of risk and return and the strict separation between business development and credit decision making, coupled with a robust risk management framework. Our focus on credit and risk management has enabled us to originate large volumes of loans successfully while maintaining strong asset quality.
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
Market Area
Our operations are primarily concentrated in demographically desirable major metropolitan areas on the West Coast located in the states of California, Washington and Oregon. We have ten full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. We also operate several loan production offices located throughout California. We are most active in the following metropolitan areas: Santa Rosa (Sonoma County), Los Angeles, San Francisco, San Jose, San Diego, and Seattle. We are seeking to more deeply penetrate these markets, and other major metropolitan markets that share key demographic characteristics with our markets, including our recent expansion into Arizona, Colorado and Utah.
Competition
We operate in a highly competitive industry and in highly competitive markets throughout the western United States. While our commercial real estate and jumbo single family residential focuses require significant expertise to perform efficiently, competition in commercial real estate lending is keen from large banking institutions with national operations and mid-sized regional banking institutions, while in the single family lending market, we face competition from a wide array of institutions. For both lending and deposit customers, we compete with other community banks, credit unions, mortgage companies, insurance companies, finance companies, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, private lenders and nontraditional competitors such as the U.S. Department of Treasury, fintech companies and internet-based lenders, depositories and payment systems. The primary factors driving competition for deposits are customer service, interest rates, fees charged, branch locations and hours, online and mobile banking functionality, the range of products offered and the reputation/public perception of an institution. The primary factors driving competition for our lending products are customer service, range of products offered, price, reputation, and quality of execution. We believe the Bank is a strong competitor in our markets; however, other competitors have advantages over us. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks, generate fee and other noninterest income, make larger technology investments and offer services that we do not offer. The higher capitalization of the larger institutions permits them to provide higher lending limits than we can, although our current lending limit is able to accommodate the credit needs of most of our borrowers. Some of these competitors have other advantages, such as tax exemption in the case of the U.S. Department of Treasury and credit unions, and to some extent, lesser regulation in the case of mortgage companies and finance companies.
Our primary multifamily competitor is JPMorgan Chase & Co. Additional competitors include, but are not limited to, Pacific Premier Bancorp, Inc., First Foundation, Inc., Homestreet Bank and Umpqua Bank. Our primary single family lending competitors in our markets are Fremont Bank, WaFd Bank, Florida Capital Bank, various non-bank mortgage lenders, and large national banks. Our primary deposit competitors are local regional banks, community banks, numerous credit unions and large national banks.
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
•Clark, King, Kitsap, Pierce and Snohomish counties in Washington;
•Clackamas, Multnomah and Washington counties in Oregon:
•Maricopa county in Arizona;
•Adams, Arapahoe, Boulder, Broomfield, Denver, Douglas, El Paso and Jefferson counties in Colorado; and
•Davis, Provo, Salt Lake, Utah and Weber counties in Utah.

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
Our multifamily loans typically have a 30-year term, while our nonresidential commercial property loans have a 30-year amortization period, and are typically due in ten years. For commercial real estate, we offer adjustable rate loans based on Treasury indices, with an adjustable rate, 5-year hybrid product being our most common multifamily loan product type. Historically, our nonresidential commercial property loans were originated primarily using the LIBOR index; however, use of this index was discontinued during 2019. We seek to have interest rates on all of our commercial loans adjust or reprice no later than ten years after origination, and quarterly or semi-annually thereafter, but our ability to obtain this term is subject to the effects of market competition, customer preferences and other factors beyond our control.
Our multifamily loans and other commercial real estate loans are originated on a retail basis, through the marketing efforts of our bankers and loan production offices, and on a wholesale basis, through a network of brokers. We intend to maintain a balance of both retail and wholesale loan originations, while tailoring our approach to the characteristics of each particular market. While our multifamily and other commercial real estate loans are generally held in portfolio, we may at times sell pools of loans as a means of managing our loan product concentrations, liquidity position, capital levels and/or interest rate risk.
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

•Grow and Daisy.
We also offer a portfolio 30-year fixed rate first mortgage and a forgivable second mortgage designed to make home ownership possible and affordable even in our high cost markets. Our ‘‘Grow’’ program is designed as a conventional, community lending mortgage, up to the conforming loan limit amount, that offers underwriting flexibility to low- and moderate-income borrowers and borrowers purchasing properties located in low- or moderate- income communities. Loans in this program are 30-year fixed rate mortgages made on owner-occupied single family (one and two unit) properties, including condominiums. Pricing on this product is competitive at market rate.
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
Our deposits are currently acquired primarily through our branch network on a retail basis from high net worth individuals, professionals and their businesses, who value our financial strength, stability, high level of service and competitive interest rates. We have expanded our focus to leverage our relationships and serve business and individuals with a broader array of deposit, card and cash management products. We continue to increase our digital marketing presence to attract deposits within a wider geographic band surrounding our existing branch locations.
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
We supplement customer deposits with wholesale, or brokered, deposits where necessary to fund loan demand prior to raising additional customer deposits, or where desirable from a cost or liability maturity standpoint. Our current policy limits the use of wholesale deposits in accordance with our risk appetite level as determined by our board of directors. Our reliance on brokered deposits increased during 2022 given the rapid rise in interest rates and the competitive environment for generating retail deposits.
Borrowings.
We supplement the funding provided by our deposit accounts with other borrowings at the Bank level from the Federal Home Loan Bank of San Francisco ("FHLB") to enable us to fund loans and to meet liquidity needs. We also maintain a line of credit at the Federal Reserve Bank of San Francisco ("FRB") Discount Window, which is generally not used but provides an additional source of funding, if necessary. The use of FHLB borrowings can vary significantly from period to period, as the ability to originate loans may outpace the ability to obtain deposits at acceptable rates and in comparable amounts.
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
Internet Access to Company Documents
The Company provides access to its SEC filings through its web site at www.lutherburbanksavings.com. After accessing the website, the filings are available upon selecting "About Us/Investor Relations/Financials/SEC Filings." Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Further, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. All website addresses given in this document are for information only and are not intended to be an active link or to incorporate any website information into this document.
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
Human Capital
As of December 31, 2022 and 2021, we had 256 and 281 employees, respectively, nearly all of whom are full-time. As a financial institution, approximately 27% of our employees are employed at our branch and loan production offices. The remaining portion of our employees generally work from our administrative offices in Northern and Southern California. Our business is highly dependent on the success of our employees, who provide value to our customers and communities through their dedication to our mission, which is "to improve your financial future with a superior human-centered experience - whether you are a customer, employee, or shareholder." Our core values are based on acting ethically and with integrity to provide superior service to our customers and each other with the goal of achieving our mantra that “you’re worth more here.” To further promote our core values, we acknowledge and reward employees throughout the year that exemplify these values.
We seek to hire well-qualified employees who are also a good fit for our value system. In 2022 and 2021, 34% and 44%, respectively, of our new hires were from an employee referral. During the years ended December 31, 2022 and 2021, our employee voluntary turnover ratios were 23% and 16%, respectively. As of December 31, 2022 and 2021, 59% and 52%, respectively, of our employees were employed with us for five years or longer. Our selection and promotion processes are without bias and include the active recruitment of minorities and women. During the years ended December 31, 2022 and 2021, individuals from underrepresented groups filled 65% and 61%, respectively, of the Company's promotions and hirings. As of December 31, 2022, women represented 67% of our workforce and 43% of our executive management team. As of December 31, 2022, the population of our workforce, based on employee self-reported information or Human Resources’ observation, was as follows:

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
Item 1A. Risk Factors

In the course of our business operations, we are exposed to numerous risks, some of which are inherent in the financial services industry and others of which are more specific to our own business. The discussion below addresses the material factors, of which we are currently aware, that could affect our business, results of operations and/or financial condition. The risk factors below should not be considered a complete list of potential risks that we may face. Any risk factor described in this Form 10-K or in any of our SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, competitive position, reputation, results of operations, capital position or financial condition, including by materially increasing our expenses or decreasing our revenues, which could result in material losses.

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
Historically, we have been, and, as of December 31, 2022, we remain, a liability-sensitive institution, which means when short-term interest rates rise, the rate of interest we pay on our interest-bearing liabilities, such as deposits, may rise more quickly than the rate of interest that we receive on our interest-earning assets, such as loans, which may cause our net interest income to decrease. This was the case in 2022, when the Board of Governors of the Federal Reserve System (“Federal Reserve”), significantly increased interest rates and the benchmark rate at an unprecedented pace, and as a result, our weighted average cost of interest-bearing liabilities increased from 0.73% during the quarter ended December 31, 2021 to 2.15% during the quarter ended December 31, 2022, while at the same time our weighted average yield on interest-earning assets only increased from 3.23% during the quarter ended December 31, 2021 to 4.00% during the quarter ended December 31, 2022, resulting in a decrease in our net interest margin from 2.57% to 2.01% for the quarters ended December 31, 2021 and 2022, respectively. Additional repricing in our interest-bearing liabilities as a result of past interest rate increases and any further Federal Reserve increases in interest rates and the benchmark rate may negatively affect our net interest income.
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular and as described above, the Federal Reserve. Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged or rapid change in market interest rates could have a material adverse impact on our business, financial condition and results of operations. Additionally, a shrinking yield premium between short-term and long-term market interest rates, a pattern typically indicative of investors' waning expectations of future growth and inflation, commonly referred to as a flattening of the yield curve, as well as an inverted yield curve, where long-term debt instruments have a lower yield than short-term debt instruments of the same credit quality, typically reduce our profit margin since we borrow at shorter terms than the terms at which we lend and invest.
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
Liquidity Risk
Liquidity risk could impair our ability to fund operations and meet our obligations as they become due and failure to maintain sufficient liquidity could materially adversely affect our growth, business, profitability and financial condition. Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. We require sufficient liquidity to fund asset growth, meet customer loan requests, satisfy customer deposit withdrawals at maturity and on demand, make payments on our debt obligations as they come due and satisfy other cash commitments under both normal operating conditions and other challenging or unpredictable circumstances, including events causing industry or general financial market stress. To fund our operations, we rely on customer deposits, advances from the FHLB, which is one of eleven banks in the Federal Home Loan Bank system ("FHLB System"), brokered deposits, occasional loan sales and, to a lesser extent, advances from the FRB.
Liquidity risk, which includes our ability to access liquidity sources such as customer deposits, advances from the FHLB and FRB, and brokered deposits, can increase due to a number of factors, including: adverse changes in our financial condition or performance or in our CRA rating; a decrease in the level of our deposit activity, including as a result of customers moving funds into higher yielding assets or changes in the liquidity needs of our depositors; adverse regulatory actions against us; an over-reliance on a particular source of funding; the financial condition of the FRB, FHLB and the FHLB System; and market-wide phenomena such as market dislocation and major disasters.
As of December 31, 2022, we estimated that $1.3 billion of our deposits exceeded the insurance limits established by the FDIC. None of our deposits are governmental deposits secured by collateral. Our inability to retain and raise funds, or inability to retain and raise funds on competitive terms, through deposits, FHLB and FRB borrowings, the sale of loans, and other sources could have a substantial negative effect on our ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity, including as a result of the rapidly rising interest rates in 2022 and any future increase in interest rates, could impair our ability to fund operations and meet our obligations as they become due (including our senior notes due in September 2024 with a balance of $95 million at December 31, 2022); could have a material adverse effect on our business, financial condition and results of operations; and could result in the closure of the Bank.
We may not be able to retain or grow our core deposit base, which could adversely impact our funding costs. We rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek customer deposits to maintain this funding base. Our financial condition and financial performance largely depend on our ability to maintain our deposit base in a profitable manner. Customer deposits are subject to potentially dramatic fluctuations in availability or price due to various factors, most of which are outside of our control, such as increasing competitive pressures, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation, or a loss of confidence by customers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing or other terms necessary to maintain current customer deposits or attract additional deposits.
Our deposit customers tend to be more interest-rate sensitive than customers at some competitor banks, which means our deposit customers may be more likely to move funds into higher-yielding investment alternatives than deposit customers at some of our competitor banks. The recent rapidly rising interest rate environment and resulting competition for deposits has made it challenging for us to attract and retain certain deposit customers and maintain our profitability, which in turn has resulted in lower margins. Additional repricing in our interest-bearing liabilities as a result of past interest rate increases as well as future interest rate increases and/or a prolonged high interest rate environment could result in decreased loan originations and margins, which could have a material adverse effect on our business, financial condition and results of operations.
Economic and Market Conditions Risk
Our business and operations may be materially adversely affected by weak or uncertain economic conditions. Our business and operations, which primarily consist of banking activities, including lending money to customers in the form of real estate secured loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the U.S. generally, and on the West Coast in particular, which may differ from economic conditions in the U.S. as a whole. If economic conditions in the U.S. or any of our markets weaken, our growth and profitability from our operations could be constrained. In addition, economic and political conditions could affect the stability of financial markets, which could hinder economic growth. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse and uncertain economic conditions caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences including, but not limited to, the conflict in Ukraine and related developments, the COVID-19 pandemic or other pandemics, unemployment, changes in securities markets, declines in home values, ineffective management of the U.S. Federal budget or debt, a tightening credit environment or other factors, and U.S. and foreign government policy responses to such conditions including, but not limited to, sanctions, could have a material adverse effect on our business, financial condition and results of operations. For example, the rapid and significant increase in interest rates during 2022 combined with historically below average real estate inventory levels have decreased demand for the Company’s real estate loan products. Real estate refinance activity and loan payoffs are strongly correlated with changes in mortgage interest rates. Rising mortgage rates during the last year resulted in fewer loan payoffs and had an adverse impact on the Company’s business, which conditions are expected to continue for so long as mortgage rates continue to rise or if they subsequently remain high relative to the interest rates of outstanding mortgages.
The replacement of the LIBOR benchmark interest rate may adversely affect our results of operations. We have financial instruments that are priced based on variable interest rates tied to LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, to facilitate an orderly LIBOR transition, the Office of the Comptroller of the Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC"), and the Federal Reserve jointly announced that entering into new contacts using LIBOR as a reference rate after December 31, 2021 would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (“ARRC”) has recommended the use of the Secured Overnight Financing Rate ("SOFR"). SOFR is different from LIBOR in that it is a secured rate rather than an unsecured rate. This difference could lead to a greater disconnect between our ability to make loans using SOFR and our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, the ARRC has recommended Term SOFR with a credit spread, which is a forward-looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR.
As of December 31, 2022, we had $529.2 million of loans, $245.3 million of investments, $61.9 million of junior subordinated deferrable interest debentures and $15.9 million of other assets that were indexed to LIBOR. There are also operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. The implementation of a substitute index or indices, or the use of a fixed interest rate, for the calculation of interest rates under our financial instruments may cause significant expenses in effecting the transition, may result in reduced loan balances if our borrowers do not accept the substitute index or indices, may result in increased expenses if holders of the junior subordinated deferrable interest debentures or other counterparties to our financial instruments do not accept a substitute index or indices, or attempt to establish a fixed interest rate, and may result in disputes or litigation with customers, trustees or noteholders over the appropriateness or comparability to LIBOR of the substitute index or indices or other interest rate calculations, which could have an adverse effect on our results of operations. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us.

Credit Risk
We are subject to credit risk, which could adversely impact our profitability. Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses. Additional factors related to the credit quality of multifamily residential and other commercial real estate (“CRE”) loans include the quality of management of the business, tenant vacancy rates, rent control regulations, eviction moratoriums and limitations, and economic conditions that may have a disparate impact on some tenants of properties within this portfolio, many of which are low or moderate income tenants or small businesses.
Our risk management practices, such as monitoring the concentration of our loans within specific markets and product types and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic, employment or any other conditions affecting customers and the quality of the loan portfolio. Many of our loans are made to individuals or small businesses that are less able to withstand competitive, economic and financial pressures than larger businesses. Consequently, we may have significant exposure if any of these borrowers become unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce, unemployment or death. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. No matter how effectively we measure and limit such credit risk, we may still experience certain negative consequences during economic downturns, especially when such downturns are either severe or prolonged or when unemployment is high. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.
Our multifamily residential and other commercial real estate loan portfolios may carry significant credit risk. Our loan portfolio consists primarily of multifamily residential and, to a lesser extent, other CRE loans, which are primarily secured by industrial, office and retail properties. As of December 31, 2022, our multifamily residential loans totaled $4.5 billion, or 64.7%, of our loan portfolio, and our other CRE loans totaled $172.3 million, or 2.5% of our loan portfolio. Nonperforming multifamily residential loans were $3.5 million at December 31, 2022. There were no nonperforming other CRE loans at December 31, 2022. Multifamily residential and other CRE loans that involve large loan balances concentrated with a single borrower or groups of related borrowers may carry significant credit risk. The payment on multifamily residential and other CRE loans that are secured by income-producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy. Investment in these properties by our customers is influenced by prices and return on investment, as well as changes to applicable laws regarding, among other things, rent control, moratoriums or limitations on evictions for non-payment, personal and corporate tax reform, pass-through rules, immigration and fiscal and economic policy. The collateral securing these loans, particularly CRE loans, may not be liquidated as easily as single family residential (“SFR”) real estate during economic downturns or other unfavorable conditions, which may lead to longer holding periods. If these properties become less attractive investments, demand for our loans would decrease. In addition, unexpected deterioration in the credit quality of our multifamily residential or other CRE loan portfolios could require us to increase our allowance for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
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
Further impacting the sufficiency of our current allowance for loan losses is the implementation of the Current Expected Credit Losses ("CECL") allowance methodology, which we adopted on January 1, 2023. The CECL methodology depends on future economic forecasts, assumptions and models that are inherently uncertain and may prove to be inaccurate and could result in increases in, and add volatility to, our allowance for loan losses and future provisions for loan losses.
Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future. As a result of our organic growth over the past several years, as of December 31, 2022, approximately $4.5 billion, or 63.9% of the loans in our loan portfolio were originated since January 1, 2019, excluding in-house refinancings. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Therefore, since a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans does not provide us with a significant history pattern with which to judge future collectability or performance. Our credit underwriting process, our ongoing credit review processes, and our management of our loan portfolio may not be adequate to mitigate these risks. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.
Our SFR loan portfolio possesses increased risk due to our level of non-conforming loans. Many of the SFR mortgage loans we have originated consist of loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of loan terms, loan size, or other exceptions from agency underwriting guidelines. Additionally, many of our loans do not meet the qualified mortgage (“QM”) definition established by the Consumer Financial Protection Bureau (“CFPB”), and, therefore, contain additional regulatory and legal risks. In addition, the secondary market demand for non-conforming and non-QM mortgage loans is generally limited, and consequently, we may experience difficulties selling non-conforming loans in our portfolio should we decide to do so.
We are exposed to higher credit risk due to relationship exposure with a number of large borrowers. As of December 31, 2022, we had 28 borrowing relationships in excess of $20 million which accounted for approximately 15.6% of our loan portfolio. These borrower relationships had an average of 12 loans outstanding per relationship. A deterioration of any of these credit relationships could require us to increase our allowance for loan losses or result in significant losses to us, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to the Merger
The consummation of the recently-announced merger with WAFD is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that may be outside of our control and that we may be unable to satisfy or obtain or which may delay the consummation of the merger or result in the imposition of conditions that could cause the parties to abandon the merger. As noted in Note 1 in Part II - Item 8. "Notes to Consolidated Financial Statements”, on November 13, 2022, the Company and WAFD entered into the Merger Agreement, pursuant to which, and subject to the terms and conditions of the Merger Agreement, the Company will merge with and into WAFD, with WAFD as the surviving institution, promptly followed by the merger of Luther Burbank Savings with and into Washington Federal Bank, dba WaFd Bank, with WAFD Bank as the surviving institution (collectively, the “Merger”).
Before the transactions contemplated in the Merger Agreement can be completed, approvals must be obtained from regulatory authorities, shareholders and other customary closing conditions must have been satisfied or waived. The required regulatory approvals may require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that our or WAFD’s regulators will not impose any additional conditions, limitations, obligations or restrictions on the parties, or that they will not have the effect of delaying or preventing the completion of the Merger, imposing additional material costs on or materially limiting the revenues of the surviving entity following the Merger or otherwise reducing the anticipated benefits of the Merger.
Uncertainties about the effect of the Merger may impair our ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. It is not unusual for competitors to use mergers as an opportunity to target the merging parties’ customers and to hire certain of their employees. Employee retention may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their roles with the surviving entity following the Merger.
The Merger Agreement contains provisions that restrict our ability to, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to our Board of Directors’ exercise of fiduciary duties, engage in any negotiations concerning, or provide any confidential information relating to, any alternative acquisition proposals. These provisions, which include payment of a termination fee of $26.17 million (the “Termination Fee”) payable to WAFD, which, under certain circumstances, may discourage any potential competing acquirer having an interest in acquiring us from proposing a transaction, or may result in the offer of a lower per share price to acquire us than might otherwise have been proposed.
The value to be recognized by our shareholders from the Merger is subject to material uncertainties. The Merger Agreement provides that upon the closing of the Merger our shareholders will receive per share of common stock of Luther Burbank, 0.3353 shares of common stock, par value $1.00 per share, of WAFD and cash in lieu of fractional shares of WAFD common stock. The exchange ratio for the conversion of our common stock into common stock of WAFD (“WAFD Common Stock”) was set based upon information available to the boards of directors and financial advisors of each company at the time the Merger Agreement was entered into. The market price of our common stock and of WAFD Common Stock fluctuates constantly in response to a variety of factors that are inherently unpredictable and outside of our control, including changes in our and WAFD’s business, operations and prospects, and regulatory considerations, the historical and anticipated future financial results of our respective banking operations and general market and economic developments affecting the United States and international businesses and financial markets. The substantial differences between our business and the business of WAFD will subject our shareholders to new and different risks than those with which they are familiar with our business. A period of months may transpire between the date that our shareholders are asked to approve the Merger and the earliest date the Merger can be closed, during which time the price of the Company’s common stock and WAFD Common Stock will continue to fluctuate and WAFD’s adjusted shareholders’ equity may continue to fluctuate. As a result, at the time that our shareholders must decide whether to approve the Merger Agreement, they may not necessarily know the precise value of the merger consideration they will receive, which could be materially different than the value of the merger consideration at the closing of the Merger.
Failure to complete the proposed Merger could negatively impact our business, financial results and stock price. If the proposed Merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of related risks, including the following:
•We may be required, under certain circumstances, to pay WAFD the termination fee under the Merger Agreement, which may adversely affect our financial performance and the price of our common stock;
•We will have incurred substantial expenses and will be required to pay significant costs relating to the Merger, whether or not it is completed, such as legal, accounting, due diligence, financial advisor and printing fees;
•The Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger, which may adversely affect our ability to execute certain of our business strategies and cause certain other projects to be delayed or abandoned;
•Matters relating to the Merger require substantial commitments of time and resources by our management team that could have been devoted to the pursuit of other opportunities beneficial to us as an independent company; and
•We may be subject to negative reactions from the financial markets and from our customers and employees that could materially affect our business, financial results and stock price; and the market price of our common stock could decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed.

Litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations. We may be subject to legal proceedings related to the agreed terms of the proposed Merger, the manner in which the Merger was considered and approved by our board of directors or any failure to complete the Merger or perform our obligations under the Merger Agreement. Such litigation, regardless of the merits, could delay or block the consummation of the Merger, have an adverse effect on our financial condition and impose material costs on us or the surviving entity. One of the conditions to the closing of the Merger is that no regulation, judgment, decree, injunction or other order of a governmental authority (including any federal, state or local court or administrative or regulatory agency) which prohibits the consummation of the Merger be in effect. If any plaintiff were successful in obtaining an injunction prohibiting us or WAFD from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
Geographic Concentration and Climate Risk
Our business and operations are concentrated in California and Washington, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy. Unlike many of our larger competitors that maintain significant operations located outside our market areas, substantially all of our customers are individuals and businesses located and doing business in the states of California and Washington. As of December 31, 2022, approximately 88% of the loans in our portfolio measured by dollar amount were secured by collateral located in California and 9% of the loans in our portfolio measured by dollar amount were secured by collateral located in Washington. In addition, 61% of our real estate loans measured by dollar amount, were secured by collateral located in southern California counties. Therefore, our success will depend upon the general economic conditions in these areas, including the strength of the rental and residential purchase markets, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn in these areas than those of large, more geographically diverse competitors. A downturn in the local economy could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn could have a material adverse effect on our business, financial condition and results of operations.
Our ability to conduct our business could be disrupted by natural or man-made disasters, severe weather events, health crises or other catastrophic events. A significant number of our offices, and a significant portion of the real estate securing loans we make, and our borrowers' business operations in general, are located in California. California has had and will continue to have major earthquakes in areas where a significant portion of the collateral and assets of our borrowers are concentrated. California is also prone to natural and climate-related disasters, including fires, mudslides, floods, droughts and other disasters. Our other locations and places where we do business are also subject to natural disasters and severe weather events. The policies and procedures we have implemented to monitor and mitigate these risks, specifically flood and wildfire risk, in our loan portfolio may prove inadequate. Additionally, acts of terrorism, war, civil unrest, violence, or other man-made disasters, as well as energy shortages, water shortages and health crises, such as the COVID-19 pandemic, and governmental responses to those events have caused and could cause disruptions to our business or to the economies where we do business. The occurrence of these disasters and other events, and governmental responses thereto, could destroy, or cause a decline in the value of, mortgaged properties that serve as our collateral; increase the risk of delinquencies, defaults, foreclosures and losses on our loans; damage our banking facilities and offices; negatively impact economic conditions in our markets; result in a decline in loan demand and loan originations; result in drawdowns of and/or fewer deposits by customers; and negatively impact the implementation of our strategy.
We have implemented a disaster recovery and business continuity plan that is designed to allow us to move critical functions to a backup data center in the event of a catastrophe. Although this program is tested periodically, it may not be effective in an actual disaster. Regardless of the effectiveness of our disaster recovery and business continuity plan, the occurrence of any natural or man-made disaster, severe weather conditions, health crises or other events could have a material adverse effect on our business, financial condition and results of operations.
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
Although we have made efforts to enhance our governance of climate change-related risks and integrate climate considerations into our risk governance framework, such efforts may prove to be inadequate. Nonetheless, the risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.
Operational Risk
Operational risks are inherent in our business. Operational risks and losses can result from internal and external fraud; gaps or weaknesses in our risk management or internal control procedures; errors by employees or third-parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements; failures in the models we utilize and rely on; equipment failures, including those caused by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyberattacks, unforeseen problems encountered while implementing major new computer systems, upgrades to existing systems or inadequate access to data or poor response capabilities in light of such business continuity or data security system failures; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. Our efforts to implement risk controls and loss mitigation actions, and the resources we devote to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, may not be adequate or effective in controlling all of the operational risks faced by us. Failure of our risk controls and/or loss mitigation actions could have a material adverse effect on our business, financial condition and results of operations.
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
Our business may be adversely affected by an increasing prevalence of fraud and other financial crime. Our Bank is susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our customers' or our information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including wire fraud, check fraud, electronic fraud, phishing, social engineering and other dishonest acts. The reported incidents of fraud and other financial crimes have increased overall and we may experience material losses in the future that could have a material adverse effect on our reputation, business, financial condition and results of operations.

Risks Related to Information Technology, Cybersecurity and Data Privacy
If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operations could be adversely affected. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems. Our policies and procedures to prevent or limit the impact of systems failures and interruptions may prove inadequate to prevent such events or to adequately address those events that we do experience. Even if we have well designed policies and procedures, we will remain vulnerable to such events. In addition, we outsource many aspects of our data processing and other operational functions to certain third-party providers, of particular significance is our long-term contract for core data processing with Fiserv. The contracts and relationships we have with our vendors may not place adequate controls around their actions, or they may breach those contracts. If our vendors encounter difficulties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches, or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. The failure of the systems on which we rely, or the termination or breach of a third party software license or service agreement on which any of these systems is based, could interrupt our operations, and we could experience difficulty in implementing replacement solutions.
The occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse impact on our financial condition and results of operations.
Failure to keep pace with the rapid technological changes in the financial services industry could have a material adverse effect on our competitive position and profitability. The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. Our future success will depend, in part, upon our ability and willingness to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete effectively and could have a material adverse effect on our business, financial condition or results of operations. As these technologies are improved in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have a material adverse effect on our business, financial condition and results of operations.
Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service or unauthorized disclosure of data, including customer and Company information, which could adversely affect our business. Our business involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. Our computer systems and those of third parties we use in our operations are subject to cybersecurity threats, including, but not limited to: destructive malware, ransomware, attempts to gain unauthorized access to systems or data, unauthorized release of confidential information, corruption of data, networks or systems, zero-day attacks and malicious software. The measures in place to address and mitigate cyber-related risks may be inadequate and our investments in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes may not be adequate to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us or our customers. Cybersecurity risk management programs are expensive to maintain, and even well-designed and well-funded systems may not be effective against all potential cyber-attacks or security breaches. Moreover, as technology and cyberattacks change over time, we must continually monitor and change systems to guard against new threats. We may not know of or be able to guard against a new threat until after an attack has occurred.
A successful penetration or circumvention of the security of our systems, including those of third-party providers or other financial institutions, or the failure to meet regulatory requirements for security of our systems, could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems or those of our customers or counterparties, significant increases in compliance costs (such as repairing systems or adding new personnel or protection technologies), and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation and regulatory exposure, and severe harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws could damage our reputation or otherwise adversely affect our business. Our business requires the collection and retention of volumes of customer data, including personally identifiable information (“PII”) in various information systems that we maintain and in those maintained by third party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations regarding the privacy and protection of PII of individuals (including customers, employees, and other third parties) including the Gramm-Leach-Bliley Act and the California Consumer Privacy Act. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that our collection, use, transfer and storage of PII complies with all applicable laws and regulations has increased, and is likely to continue increasing, our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenue. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or result in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations, financial condition and results of operations.
Risks Related to Risk Management
Our risk management framework may not be effective in mitigating risks and/or losses to us. Our risk management framework is comprised of various processes, systems and strategies designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective and may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.
We are no longer an “emerging growth company,” and as such, the cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 may adversely affect our results of operations. Under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), management is required to annually assess and report on the effectiveness of our internal control over financial reporting and include an attestation report by the Company’s independent auditors addressing the effectiveness of our internal control over financial reporting. As an emerging growth company, we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption since we ceased to be an “emerging growth company” on December 31, 2022. As a result, our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting and the cost of our compliance with Section 404 will correspondingly increase and require significant management time, which could adversely affect our results of operations.
We are dependent on the use of data and modeling in both our management's decision making generally, and in meeting regulatory expectations in particular. The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for loan loss measurement, loan portfolio stress testing and the identification of suspicious activity are examples of areas in which we are dependent on models and the data that underlies them. These quantitative techniques and approaches create the possibility that faulty data or flawed quantitative approaches could yield regulatory scrutiny or adverse outcomes, including increased exposure due to errors. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision making, which could have a material adverse effect on our business, financial condition and results of operations.
Legal and Regulatory Risk
Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations. The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC Deposit Insurance Fund, not for the protection of our shareholders and creditors. Compliance with these laws and regulations can be difficult and costly, and changes to them can impose additional compliance costs. Applicable laws and regulations govern a variety of matters, including permissible types; amounts and terms of loans and investments we may make; the maximum interest rate that may be charged; the types of deposits we may accept and the rates we may pay on such deposits; maintenance of adequate capital and liquidity; changes in control of the Bank and/or Luther Burbank Corporation, as the Bank's holding company; inter-company transactions; handling of nonpublic information; restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to non-bank competitors. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies or damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial institutions in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency's assessment of the quality of our assets, operations, lending practices, investment practices, funding sources, capital structure or other aspects of our business differs from our assessment, we may be required to take additional charges or undertake, or refrain from taking, actions that could have a material adverse effect on our business, financial condition and results of operations.
Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability. The federal banking agencies have issued guidance for institutions that are deemed to have concentrations in CRE lending. Institutions which are deemed to have concentrations in CRE lending pursuant to the supervisory criteria in the relevant guidance are expected to employ heightened levels of risk management with respect to their CRE portfolios, and may be required to hold higher levels of capital. We have a concentration in CRE loans, and multifamily residential real estate loans in particular, and we have experienced significant growth in our CRE portfolio in recent years. As of December 31, 2022, CRE loans represent 584% of the Company's total risk-based capital. Multifamily residential real estate loans, the vast majority of which are 50% risk weighted for regulatory capital purposes, were 560% of the Company's total risk-based capital. Management has extensive experience in CRE lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its CRE portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our CRE concentration, which could limit our growth, require us to obtain additional capital, and have a material adverse effect on our business, financial condition and results of operations.
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
Regulatory initiatives regarding bank capital requirements may require heightened capital. Regulatory capital rules adopted in July 2013, which implement the Basel III regulatory capital reforms, include a common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements were intended to both improve the quality and increase the quantity of capital required to be held by banking organizations, and to better equip the U.S. banking system to deal with adverse economic conditions. The capital rules require bank holding companies and banks to maintain a common equity Tier 1 capital ratio of 4.5%, a minimum total Tier 1 risk based capital ratio of 6%, a minimum total risk based capital ratio of 8%, and a minimum leverage ratio of 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments. The revised capital rules also require banks to maintain a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 capital ratio of 8% or greater, a total capital ratio of 10% or greater and a leverage ratio of 5% or greater to be deemed "well-capitalized" for purposes of certain rules and prompt corrective action requirements. The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. Future regulatory change could impose higher capital standards on us. Failure to maintain capital to meet current or future regulatory requirements could have a significant material adverse effect on our business, financial condition and results of operations.
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
Other Business Risks
We face significant and increasing competition in the financial services industry. The banking markets in which we operate are highly competitive and our future growth and success will depend on our ability to compete effectively in these markets. We compete for deposits, loans, and other financial services in our markets with commercial and community banks, credit unions, financial technology companies, mortgage banking firms and online mortgage lenders, including large national financial institutions that operate in our market area, and with the United States Department of the Treasury. Many of these competitors are larger than us, have significantly more resources and greater brand recognition than we do, and may be able to attract customers more effectively than we can. Increased competition could require us to lower the rates that we offer on loans and could require, and recently has required, us to increase the rates we pay on deposits, which could and recently has reduced our profitability. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, financial condition and results of operations.
Our reputation is critical to our business, and damage to it could have a material adverse effect on us. Our ability to attract and retain customers is highly dependent upon the perceptions of consumers and commercial borrowers and depositors and other external perceptions of our products, services, trustworthiness, business practices, workplace culture, compliance practice or our financial health. Negative public opinion or damage to our brand could result from actual or alleged conduct in any number of circumstances, including lending practices, regulatory compliance, security breaches, corporate governance, sales and marketing, and employee misconduct, as well as from our financial condition and performance. The policies and procedures we have in place to protect our reputation and promote ethical conduct may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, litigation, a decline in revenue and increased regulatory scrutiny.
Risks Related to an Investment in Our Common Stock
We are controlled by trusts established for the benefit of members of the Trione family, whose interests in our business may be different from yours. As of December 31, 2022, the Trione Family Trusts control 78.4% of our common stock and if they vote in the same manner, are able to determine the outcome of all matters put to a shareholder vote, including the election of directors, the approval of mergers, material acquisitions and dispositions and other extraordinary transactions, and amendments to our articles of incorporation, bylaws and other corporate governance documents. So long as the Trione Family Trusts continue to own a majority of our common stock, they will have the ability, if they vote in the same manner, to approve or prevent any transaction that requires shareholder approval regardless of whether others believe the transaction is in our best interests. In any of these matters, the interests of the Trione Family Trusts may differ from or conflict with the interests of other shareholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock, if investors perceive disadvantages in owning stock of a company with a controlling group or if trading volumes do not provide sufficient liquidity.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located at 520 Third Street, Santa Rosa, California. In addition to our corporate headquarters, the Bank operates ten full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. We also operate several loan production offices located throughout California. Other than our main branch in Santa Rosa, California, which we own, we lease all of our other offices.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock is listed on the NASDAQ Global Select Stock Market under the trading symbol "LBC". As of February 17, 2023, we had approximately 3,005 record holders. On February 17, 2023, our stock closed at $12.17.
Stock Performance Graph
The performance graph and table below compare the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members by market cap of the Russell Index, (ii) the S&P U.S. BMI Banks - Western Region Index, which reflects the performance of publicly traded U.S. companies that do business as banks in the Western U.S., and (iii) the S&P U.S. BMI Banks Index, which reflects the performance of publicly traded U.S. banks that do business in the U.S.
The graph below assumes an initial $100 investment on December 31, 2017 through December 31, 2022. Data for the Company, the Russell 2000, the S&P U.S. BMI Banks - Western Region and the S&P U.S. BMI Banks indices assume reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. This graph is not deemed filed with the SEC.

Total Return Performance
160
150
140
130
120
110
100
90
80
70
60
50
Index Value
Luther Burbank Corporation
Russell 2000 Index
S&P U.S. BMI Banks - Western Region
S&P U.S. BMI Banks
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ended
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Luther Burbank Corporation	100.00	76.21	99.57	86.64	127.66	104.87
Russell 2000 Index	100.00	88.99	111.7	134.00	153.85	122.41
S&P U.S. BMI Banks - Western Region	100.00	79.17	96.55	72.25	111.40	86.45
S&P U.S. BMI Banks	100.00	83.54	114.74	100.10	136.10	112.89

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
Dividends are authorized at the sole discretion of our board of directors. In addition, our board of directors can change the amount or frequency of this dividend or discontinue the payment of dividends entirely at any time. Given the pending merger with WAFD, and the desire to preserve capital in the current uncertain economic environment, the Company’s board of directors, on January 24, 2023, decided to suspend any further quarterly cash dividends. The following table shows the dividends that have been declared on our common stock with respect to the periods indicated below. The per share amounts are presented to the nearest cent.

(dollars in thousands, except per share data)	Amount Per Share	Total Cash Dividend
Quarter ended March 31, 2021	$0.06	$3,009
Quarter ended June 30, 2021	0.06	3,006
Quarter ended September 30, 2021	0.12	6,217
Quarter ended December 31, 2021	0.12	6,214
Quarter ended March 31, 2022	0.12	6,225
Quarter ended June 30, 2022	0.12	6,126
Quarter ended September 30, 2022	0.12	6,139
Quarter ended December 31, 2022	0.12	6,138

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
Item 6. Selected Financial Data
The following table sets forth the Company’s selected historical consolidated financial data for the years and as of the dates indicated. You should read this information together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2022 and 2021 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2020, 2019 and 2018 (except as otherwise noted below) are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Years Ended December 31,
	2022	2021	2020	2019	2018
Statements of Income and Financial Condition Data
Net income	$80,198	$87,753	$39,912	$48,861	$45,060
Pre-tax, pre-provision net earnings (1)	$114,887	$113,200	$67,209	$70,714	$66,531
Total assets	$7,974,632	$7,179,957	$6,906,104	$7,045,828	$6,937,212
Per Common Share
Diluted earnings per share	$1.57	$1.70	$0.75	$0.87	$0.79
Book value per share	$13.36	$12.95	$11.75	$10.97	$10.31
Tangible book value per share (1)	$13.30	$12.88	$11.69	$10.91	$10.25
Selected Ratios
Return on average:
Assets	1.06%	1.22%	0.56%	0.69%	0.70%
Stockholders' equity	11.84%	13.64%	6.53%	8.15%	7.96%
Dividend payout ratio	30.71%	21.02%	30.85%	26.67%	35.43%
Net interest margin	2.39%	2.40%	1.97%	1.84%	1.98%
Efficiency ratio (1)	35.79%	34.32%	52.38%	46.86%	48.51%
Noninterest expense to average assets	0.85%	0.82%	1.04%	0.88%	0.98%
Loan to deposit ratio	120.06%	113.71%	114.92%	119.03%	122.59%
Credit Quality Ratios
Allowance for loan losses to loans	0.52%	0.56%	0.76%	0.58%	0.56%
Allowance for loan losses to nonperforming loans	566.91%	1,549.72%	732.04%	568.47%	1,705.47%
Nonperforming assets to total assets	0.08%	0.03%	0.09%	0.09%	0.03%
Net (recoveries) charge-offs to average loans	—%	(0.00)%	0.01%	(0.01)%	(0.01)%
Capital Ratios
Tier 1 leverage ratio	9.72%	10.12%	9.45%	9.47%	9.42%
Total risk-based capital ratio	19.14%	19.61%	18.60%	17.97%	17.20%

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based on and should be read in conjunction with Part II. Item 6. Selected Financial Data and our consolidated financial statements and the accompanying notes thereto contained elsewhere in this Annual Report. Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings, the discussion and analysis relates to activities primarily conducted by the Bank.
The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our business that accounted for the changes in our results of operations for the year ended December 31, 2022, as compared to our results of operations for the year ended December 31, 2021, and our financial condition at December 31, 2022 as compared to our financial condition at December 31, 2021.
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
Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank with $8.0 billion in assets at December 31, 2022. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the FHLB and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with general practices within the financial services industry. Application of these principles requires management to make complex and subjective estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.
Our most significant accounting policies are described in Note 1 to our Financial Statements for the year ended December 31, 2022. We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.
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
While we use available information, including independent appraisals for collateral, to estimate the extent of probable incurred loan losses within the loan portfolio, inherent uncertainties in the estimation process make it reasonably possible that ultimate losses may vary significantly from our original estimates. In addition, we utilize a number of economic variables in estimating the allowance, with the most significant drivers being unemployment levels and housing prices. Material changes in these economic variables may result in incremental changes in the estimated level of our allowance. Generally, loans are partially or fully charged off when it is determined that the unpaid principal balance exceeds the current fair value of the collateral with no other likely source of repayment. The Company utilized the incurred loss methodology to determine its allowance for loan losses at December 31, 2022. The Company adopted the CECL allowance methodology on January 1, 2023. The impact of the adoption of CECL is still being evaluated but is not expected to have a material impact on our financial condition or results of operations.
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
Non-GAAP Financial Measures
Some of the financial measures discussed in Item 6. Selected Financial Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contain financial measures that are not measures recognized under GAAP and therefore, are considered non‐GAAP financial measures, including pre-tax, pre-provision net earnings, efficiency ratio, tangible assets, tangible stockholders' equity and tangible book value per share.
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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

(Dollars in thousands, except per share data)	As of or For the Years Ended December 31,
	2022	2021	2020	2019	2018
Pre-tax, Pre-provision Net Earnings
Income before provision for income taxes	$113,737	$124,000	$56,659	$69,464	$62,931
Plus: Provision for (reversal of) loan losses	1,150	(10,800)	10,550	1,250	3,600
Pre-tax, pre-provision net earnings	$114,887	$113,200	$67,209	$70,714	$66,531
Efficiency Ratio
Noninterest expense (numerator)	$64,027	$59,145	$73,934	$62,368	$62,687
Net interest income	177,254	170,459	138,623	128,407	125,087
Noninterest income	1,660	1,886	2,520	4,675	4,131
Operating revenue (denominator)	$178,914	$172,345	$141,143	$133,082	$129,218
Efficiency ratio	35.79%	34.32%	52.38%	46.86%	48.51%
Tangible Book Value Per Share
Total assets	$7,974,632	$7,179,957	$6,906,104	$7,045,828	$6,937,212
Less: Goodwill	(3,297)	(3,297)	(3,297)	(3,297)	(3,297)
Tangible assets	7,971,335	7,176,660	6,902,807	7,042,531	6,933,915
Less: Total liabilities	(7,292,096)	(6,510,824)	(6,292,413)	(6,431,364)	(6,356,067)
Tangible stockholders' equity (numerator)	$679,239	$665,836	$610,394	$611,167	$577,848
Period end shares outstanding (denominator)	51,073,272	51,682,398	52,220,266	55,999,754	56,379,066
Tangible book value per share	$13.30	$12.88	$11.69	$10.91	$10.25

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
Based on our liability sensitivity as discussed in Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk’’, increases in interest rates, the pace of interest rate increases, and/or a flatter yield curve could have an adverse impact on our net interest income. Conversely, decreases in interest rates, particularly at the short end, and/or a steepened yield curve would be expected to benefit our net interest income.
Operating Efficiency
We have invested significantly in our infrastructure, including our management, lending teams, technology systems and risk management practices. As we have begun to leverage these investments, our efficiency has generally improved. However, due to the current rising interest rate environment, which has generally had a greater impact on our cost of funds as compared to the yield on interest-earnings assets, our efficiency ratio may become a less relevant measure of our expense management. As an alternative, we believe that the comparison of our noninterest expense to total average assets will provide a better measure of our efficiency and expense management in this rate environment.
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
Results of Operations - Years ended December 31, 2022 and 2021
Overview
For the year ended December 31, 2022 our net income was $80.2 million as compared to $87.8 million for the year ended December 31, 2021. The decrease of $7.6 million, or 8.6%, was primarily attributable to a $12.0 million increase in the provision for loan losses and a $4.9 million increase in noninterest expense, partially offset by an increase of $6.8 million in net interest income and a decrease of $2.7 million in the provision for income taxes as compared to the prior year. Pre-tax, pre-provision net earnings increased by $1.7 million, or 1.5%, for the year ended December 31, 2022 as compared to the prior year.
Net Interest Income
Net interest income totaled $177.3 million for the year ended December 31, 2022, an increase of $6.8 million, compared to the prior year primarily due to higher interest income on loans, partially offset by higher interest expense on our deposit portfolio.
Net interest margin for the year ended December 31, 2022 was 2.39%, compared to 2.40% for the prior year. Our net interest margin reflects the net impact of an increase in the cost of interest bearing liabilities, partially offset by an increase in the yield on interest earning assets. Due to the liability sensitivity of our balance sheet, our interest-bearing liabilities generally reprice more quickly than our interest-earning assets. Over the year, cost of our interest-bearing liabilities increased by 36 basis points primarily due to an increase in the cost of our deposits, while the yield on our interest-earning assets increased by 32 basis points primarily due to an increase in our loan yield. Our net interest spread for the year ended December 31, 2022 was 2.26%, decreasing by 4 basis points as compared to last year.
Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the years ended December 31, 2022, 2021 and 2020. The average balances are daily averages.

	For the Years Ended December 31,
	2022			2021			2020
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,375,648	$165,988	3.79%	$4,199,639	$155,509	3.70%	$4,063,607	$155,104	3.82%
Single family residential	2,040,239	67,852	3.33%	1,897,575	53,695	2.83%	1,907,940	65,030	3.41%
Commercial real estate	185,908	8,673	4.67%	196,456	8,893	4.53%	206,639	9,530	4.61%
Construction and land	21,620	1,292	5.98%	18,920	1,148	6.07%	20,199	1,332	6.59%
Total loans (1)	6,623,415	243,805	3.68%	6,312,590	219,245	3.47%	6,198,385	230,996	3.73%
Investment securities	654,794	14,372	2.19%	653,479	8,451	1.29%	647,174	9,856	1.52%
Cash and cash equivalents	142,802	2,776	1.94%	150,166	223	0.15%	185,246	538	0.29%
Total interest-earning assets	7,421,011	260,953	3.52%	7,116,235	227,919	3.20%	7,030,805	241,390	3.43%
Noninterest-earning assets (2)	121,586			66,937			61,602
Total assets	$7,542,597			$7,183,172			$7,092,407
Interest-Bearing Liabilities
Transaction accounts	$171,077	431	0.25%	$158,956	358	0.22%	$178,655	876	0.48%
Money market demand accounts	2,910,026	26,873	0.91%	2,427,599	11,889	0.48%	1,652,109	14,862	0.88%
Time deposits	2,432,642	29,179	1.19%	2,750,461	23,365	0.84%	3,390,992	57,593	1.67%
Total deposits	5,513,745	56,483	1.02%	5,337,016	35,612	0.66%	5,221,756	73,331	1.38%
FHLB advances	957,695	18,904	1.97%	868,591	14,535	1.67%	965,490	21,761	2.25%
Junior subordinated debentures	61,857	2,015	3.26%	61,857	1,015	1.64%	61,857	1,373	2.22%
Senior debt	94,719	6,297	6.65%	94,596	6,298	6.66%	94,473	6,302	6.67%
Total interest-bearing liabilities	6,628,016	83,699	1.26%	6,362,060	57,460	0.90%	6,343,576	102,767	1.60%
Noninterest-bearing deposit accounts	149,443			112,436			69,208
Noninterest-bearing liabilities	87,547			65,184			68,853
Total liabilities	6,865,006			6,539,680			6,481,637
Total stockholders' equity	677,591			643,492			610,770
Total liabilities and stockholders' equity	$7,542,597			$7,183,172			$7,092,407

Net interest spread (3)			2.26%			2.30%			1.83%
Net interest income/margin (4)		$177,254	2.39%		$170,459	2.40%		$138,623	1.97%
(1)    Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $12.6 million, $19.6 million and $16.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

	For the Years Ended December 31, 2022 vs 2021
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$6,630	$3,849	$10,479
Single family residential	4,226	9,931	14,157
Commercial real estate	(489)	269	(220)
Construction and land	161	(17)	144
Total Loans	10,528	14,032	24,560
Investment securities	17	5,904	5,921
Cash and cash equivalents	(12)	2,565	2,553
Total interest-earning assets	10,533	22,501	33,034
Interest-Bearing Liabilities
Transaction accounts	26	47	73
Money market demand accounts	2,721	12,263	14,984
Time deposits	(2,902)	8,716	5,814
Total deposits	(155)	21,026	20,871
FHLB advances	1,588	2,781	4,369
Junior subordinated debentures	—	1,000	1,000
Senior debt	8	(9)	(1)
Total interest-bearing liabilities	1,441	24,798	26,239
Net Interest Income	$9,092	$(2,297)	$6,795

	For the Years Ended December 31, 2021 vs 2020
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$5,240	$(4,835)	$405
Single family residential	(350)	(10,985)	(11,335)
Commercial real estate	(471)	(166)	(637)
Construction and land	(82)	(102)	(184)
Total Loans	4,337	(16,088)	(11,751)
Investment securities	95	(1,500)	(1,405)
Cash and cash equivalents	(89)	(226)	(315)
Total interest-earning assets	4,343	(17,814)	(13,471)
Interest-Bearing Liabilities
Transaction accounts	(88)	(430)	(518)
Money market demand accounts	5,204	(8,177)	(2,973)
Time deposits	(9,426)	(24,802)	(34,228)
Total deposits	(4,310)	(33,409)	(37,719)
FHLB advances	(2,025)	(5,201)	(7,226)
Junior subordinated debentures	—	(358)	(358)
Senior debt	7	(11)	(4)
Total interest-bearing liabilities	(6,328)	(38,979)	(45,307)
Net Interest Income	$10,671	$21,165	$31,836

Total interest income increased by $33.0 million, or 14.5%, for the year ended December 31, 2022 as compared to the prior year. Interest income on loans increased $24.6 million to $243.8 million for the year ended December 31, 2022 from $219.2 million for the prior year. The improvement was primarily due to a 21 basis point increase in loan yields, as well as growth in the average balance of loans of $310.8 million during the period. The average balance of loans benefited from strong loan origination volumes and a slowing of prepayment speeds as compared to the same period last year, while loan yields improved as a result of a $17.6 million improvement in the earnings on our interest rate swaps hedging fixed rate loans, and a $7.0 million decrease in accelerated loan cost amortization on prepaid loans, as well as loans being originated at higher current interest rates.
During the years ended December 31, 2022 and 2021, total loans increased $713.0 million and $247.6 million, respectively. The volume of new loans originated totaled $2.1 billion and $2.4 billion for the years ended December 31, 2022 and 2021, respectively. Volume for the prior year includes the purchase of a $287.8 million pool of fixed rate single family loans in February 2021. The weighted average rate on new loans for the year ended December 31, 2022 was 4.00% compared to 3.30% for the prior year. The increase in the average coupon for current year originations compared to the prior year was due to the general higher level of market interest rates. During the year ended December 31, 2022, the Federal Open Market Committee increased the federal funds rate by 425 basis points. Loan payoffs and paydowns totaled $1.4 billion and $2.1 billion for the years ended December 31, 2022 and 2021, respectively. The decrease in prepayments was due to rising market interest rates, which impacted refinancing activity during the current year. The weighted average rate on loan payoffs during the year ended December 31, 2022 was 3.85% as compared to 3.93% for the prior year.
Total interest expense increased $26.2 million to $83.7 million for the year ended December 31, 2022 from $57.5 million for the prior year. Interest expense on deposits increased $20.9 million to $56.5 million for the year ended December 31, 2022 from $35.6 million for the prior year. This increase was primarily due to the cost of interest-bearing deposits increasing 36 basis points predominantly due to our deposit portfolio repricing to higher current market interest rates. Additionally, interest expense on advances from the FHLB increased by $4.4 million during the year ended December 31, 2022 as compared to the prior year due to increases in the average balance and cost of FHLB advances of $89.1 million and 30 basis points, respectively. The increase in the cost of FHLB advances was due to rising market interest rates. We generally use both deposits and FHLB advances to fund net loan growth. We also use FHLB advances, with or without embedded interest rate caps, as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’
Provision for Loan Losses
During the year ended December 31, 2022, provisions for loan losses totaled $1.2 million, compared to a reversal of provisions for loan losses of $10.8 million for the year ended December 31, 2021. During the year ended December 31, 2022, loan loss provisions were recorded primarily due to loan growth and incremental changes in classified loan balances, partially offset by a reversal of loan loss provisions related to the remaining portion of qualitative reserves established early in the pandemic for uncertain economic risks that were no longer deemed necessary. The recaptured loan loss provisions during the prior year were predominantly due to the reversal of a portion of our pandemic related qualitative reserves.
Nonperforming loans totaled $6.5 million and $2.3 million, or 0.09% and 0.04% of total loans, at December 31, 2022 and 2021, respectively. The increase in nonperforming assets was primarily due to one previously classified loan that was moved to nonaccrual status during the current year. Classified loans, which includes loans graded Substandard and of greater risk, totaled $18.9 million and $12.1 million at December 31, 2022 and 2021, respectively. Criticized loans, which includes loans graded Special Mention and classified loans, were $22.3 million at December 31, 2022 compared to $16.7 million at December 31, 2021. The increase in classified and criticized loan balances was primarily attributed to isolated credit related downgrades of several loans and is not thought to represent any particular declining credit trends in our loan portfolio. Our allowance for loan losses as a percentage of total loans was 0.52% at December 31, 2022 as compared to 0.56% at December 31, 2021.
Noninterest Income
Noninterest income decreased by $226 thousand to $1.7 million for the year ended December 31, 2022 from $1.9 million for the year ended December 31, 2021. The following table presents the major components of our noninterest income:

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$1,588	$1,558	$30	1.9%
Fee income	750	420	330	78.6%
Other	(678)	(92)	(586)	637.0%
Total noninterest income	$1,660	$1,886	$(226)	(12.0)%
The decrease in noninterest income for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to a $1.4 million decline in market value on equity securities recorded during the current year compared to a decline in market value of $344 thousand recorded during the prior year, both attributed to the rise in market interest rates. This decrease was partially offset by a $366 increase in income earned on CRA qualified investments and a $330 thousand increase in servicing fee income due to slower fair value declines in our mortgage servicing rights due to higher current market interest rates.
Noninterest Expense
Noninterest expense increased $4.9 million, or 8.3%, to $64.0 million for the year ended December 31, 2022 from $59.1 million for 2021. The following table presents the components of our noninterest expense:

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$38,185	$38,624	$(439)	(1.1)%
Deposit insurance premium	2,019	1,920	99	5.2%
Professional and regulatory fees	2,441	1,976	465	23.5%
Occupancy	4,781	4,933	(152)	(3.1)%
Depreciation and amortization	2,949	2,561	388	15.2%
Data processing	4,089	3,785	304	8.0%
Marketing	3,512	1,240	2,272	183.2%
Merger costs	1,090	—	1,090	N/A
Other expenses	4,961	4,106	855	20.8%
Total noninterest expense	$64,027	$59,145	$4,882	8.3%
The increase in noninterest expense during the year ended December 31, 2022 as compared to the prior year was primarily attributable to a $2.3 million increase in marketing costs related to deposit gathering efforts and $1.0 million of costs incurred in connection with our previously announced merger with WAFD. Additionally, other expenses increased primarily due to an $807 thousand increase in down payment assistance costs associated with our Daisy program to support home ownership for low-to-moderate income borrowers. Our efficiency ratio was 35.8% for the year ended December 31, 2022 compared to 34.3% for the prior year.
Income Tax Expense
For the years ended December 31, 2022 and 2021, we recorded income tax expense of $33.5 million and $36.2 million, respectively, with effective tax rates of 29.5% and 29.2%, respectively.
Financial Condition - As of December 31, 2022 and 2021
Total assets at December 31, 2022 were $8.0 billion, an increase of $794.7 million, or 11.1%, from December 31, 2021. The increase was primarily due to a $713.0 million increase in loans as compared to the prior year-end. Total liabilities were $7.3 billion at year end, an increase of $781.3 million, or 12.0%, from December 31, 2021. The increase in total liabilities was primarily attributable to a $456.5 million increase in FHLB advances and growth in our deposits of $301.1 million.

Loan Portfolio Composition
Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of December 31, 2022 and 2021, our total loans amounted to $7.0 billion and $6.3 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of December 31,
	2022		2021		2020		2019		2018
(Dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Real estate loans
Multifamily residential	$4,500,500	64.8%	$4,183,194	66.9%	$4,075,893	67.9%	$3,962,929	64.1%	$3,650,967	60.1%
Single family residential	2,253,987	32.4%	1,859,524	29.8%	1,700,119	28.3%	1,993,484	32.3%	2,231,802	36.7%
Commercial real estate	171,767	2.5%	186,531	3.0%	202,189	3.4%	202,452	3.3%	183,559	3.0%
Construction and land	22,533	0.3%	18,094	0.3%	22,241	0.4%	20,665	0.3%	12,756	0.2%
Total loans before deferred items	6,948,787	100.0%	6,247,343	100.0%	6,000,442	100.0%	6,179,530	100.0%	6,079,084	100.0%
Deferred loan costs, net	61,658		50,077		49,374		51,447		51,546
Total loans	$7,010,445		$6,297,420		$6,049,816		$6,230,977		$6,130,630
The relative composition of the loan portfolio has not changed significantly over the past few years. Our primary focus remains multifamily real estate lending, which constituted 65% and 67% of our portfolio at December 31, 2022 and 2021, respectively. Single family residential lending is our secondary lending emphasis and represented 32% and 30% of our portfolio at December 31, 2022 and 2021, respectively.
We recognize that our multifamily and single family residential loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 560% and 551% as of December 31, 2022 and 2021, respectively. Our single family loans as a percentage of risk-based capital were 281% and 246% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At December 31, 2022, 61%, 27% and 9% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 63%, 26% and 9%, respectively, at December 31, 2021.
Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual cash flow evaluations of income property loans and semi-annual stress testing.
We have a small portfolio of construction loans with commitments (funded and unfunded) totaling $38.7 million and $38.1 million at December 31, 2022 and 2021, respectively. As of December 31, 2022, the average loan commitment for our single family construction product, which includes small tract housing and condominium projects, and our multifamily residential construction loans was $5.7 million and $3.4 million, respectively, compared to $5.1 million and $6.4 million, respectively, at December 31, 2021. Our construction lending typically focuses on non-owner occupied single family residential projects with completed per-unit values of $4.0 million or less and multifamily projects with loan commitments of $15.0 million or less. In late 2022, we stopped accepting any new construction loan applications.

The following table presents the activity in our loan portfolio for the periods shown:

	For the Years Ended December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Loan increases:
Multifamily residential	$1,193,933	$1,282,311	$904,588	$891,116	$1,119,617
Single family residential	881,290	768,614	494,753	591,177	828,907
Commercial real estate	24,471	2,000	12,106	38,088	84,808
Construction and land	13,699	27,612	9,583	33,618	14,555
Purchases	—	287,751	20,380	10,052	—
Total loans originated and purchased	2,113,393	2,368,288	1,441,410	1,564,051	2,047,887

Loan decreases:
Loan principal reductions and payoffs	(1,398,372)	(2,095,438)	(1,640,597)	(1,376,413)	(956,578)
Portfolio loan sales	—	(1,706)	(825)	(68,325)	(19,603)
Other (1)	(1,996)	(23,540)	18,851	(18,966)	17,377
Total loan outflows	(1,400,368)	(2,120,684)	(1,622,571)	(1,463,704)	(958,804)
Net change in total loan portfolio	$713,025	$247,604	$(181,161)	$100,347	$1,089,083

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loan costs, fair value adjustments and, to the extent applicable, may include foreclosures, charge-offs, negative amortization and interest capitalized as a result of COVID-19 modifications.

Our loan portfolio increased $713.0 million during the year ended December 31, 2022. The growth of our loan portfolio was primarily due to new loan originations exceeding $2.1 billion and a decrease of $697.1 million in loan curtailments as compared to the prior year due to a slowing of refinancing activity correlated with the increase in market interest rates. Loan prepayment speeds were 18.2% and 27.4% during the years ended December 31, 2022 and 2021, respectively.
Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At December 31, 2022, our multifamily real estate portfolio had an average loan balance of $1.7 million, an average unit count of 13.7 units, a weighted average loan to value of 56.7% and a weighted average debt service coverage ratio of 1.5 times, as compared to an average loan balance of $1.6 million, an average unit count of 14.0 units, a weighted average loan to value of 56.9% and a weighted average debt service coverage ratio of 1.5 times at December 31, 2021.
Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide loans to refinance single family properties. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At December 31, 2022, our single family residential real estate portfolio had an average loan balance of $907 thousand, a weighted average loan to value of 64.0% and a weighted average borrower credit score at origination/refreshed of 759. At December 31, 2021, our single family residential real estate portfolio had an average loan balance of $859 thousand, a weighted average loan to value of 62.5% and a weighted average borrower credit score at origination/refreshed of 759.
Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on nonresidential commercial real estate. Our nonresidential commercial real estate loans are generally used to finance the purchase or refinance of established multi-tenant industrial, office and retail sites. At December 31,

2022, our commercial real estate portfolio had an average loan balance of $2.2 million, a weighted average loan to value of 53.9% and a weighted average debt service coverage ratio of 1.7 times, as compared to an average loan balance of $2.1 million, a weighted average loan to value of 54.2% and a weighted average debt service coverage ratio of 1.7 times at December 31, 2021.
Construction and land. Other categories of loans included in our portfolio consist of construction and land loans. Construction loans include a single family construction product, which includes small tract housing and condominium projects, and multifamily construction projects. As of December 31, 2022 and 2021, the Company had no land loans outstanding.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
As of December 31, 2022:
Loans
Real estate mortgage loans:
Multifamily residential	$72	$537	$39,917	$4,459,974	$4,500,500
Single family residential	27	468	51,443	2,202,049	2,253,987
Commercial real estate	—	41,505	130,262	—	171,767
Construction and land	17,464	5,069	—	—	22,533
Total loans	$17,563	$47,579	$221,622	$6,662,023	$6,948,787

Fixed interest rates	$—	$197	$45,045	$270,285	$315,527
Floating or hybrid adjustable rates	17,563	47,382	176,577	6,391,738	6,633,260
Total loans	$17,563	$47,579	$221,622	$6,662,023	$6,948,787
As of December 31, 2021:
Loans
Real estate mortgage loans:
Multifamily residential	$30	$2,225	$37,730	$4,143,209	$4,183,194
Single family residential	27	631	56,858	1,802,008	1,859,524
Commercial real estate	—	11,403	175,128	—	186,531
Construction and land	10,648	7,446	—	—	18,094
Total loans	$10,705	$21,705	$269,716	$5,945,217	$6,247,343

Fixed interest rates	$—	$201	$49,385	$240,337	$289,923
Floating or hybrid adjustable rates	10,705	21,504	220,331	5,704,880	5,957,420
Total loans	$10,705	$21,705	$269,716	$5,945,217	$6,247,343

Our fixed interest rate loans generally consist of 30 and 40-year loans that are primarily secured by single family residential properties, often in conjunction with our efforts to provide affordable housing financing to low-to-moderate income individuals. Our floating and adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of three to ten years and then convert to quarterly or semi-annual repricing adjustments thereafter. As of December 31, 2022 and 2021, $4.6 billion and $4.8 billion, respectively, of our floating or hybrid adjustable rate loans were at their floor rates. The weighted average minimum interest rate on loans at their floor rates was 3.66% and 3.75% at December 31, 2022 and 2021, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.7 billion and $5.1 billion at December 31, 2022 and 2021, respectively. These loans had a weighted average term to first repricing date of 3.7 years and 3.6 years at December 31, 2022 and 2021, respectively.

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
In conjunction with the passage of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), as well as the revised interagency guidance issued in April 2020, "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)", banks were provided the option, for loans meeting specific criteria, to temporarily suspend certain requirements under GAAP related to TDRs for a limited time to account for the effects of COVID-19. As a result, the Company did not recognize eligible COVID-19 loan modifications as TDRs. Additionally, loans qualifying for these modifications were not required to be reported as delinquent, non-accrual, impaired or criticized solely as a result of a COVID-19 loan modification. Since June 2021, all loans modified for pandemic related payment deferral had returned to scheduled payments or were paid off in full.

The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

	As of December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Non-accrual loans
Multifamily residential portfolio	$3,509	$505	$522	$541	$564
Single family residential portfolio	2,962	1,788	5,791	5,792	1,448
Total non-accrual loans	6,471	2,293	6,313	6,333	2,012
Real estate owned	—	—	—	—	—
Total nonperforming assets	$6,471	$2,293	$6,313	$6,333	$2,012
Performing TDRs	$801	$1,204	$1,260	$1,305	$4,434
Allowance for loan losses to period end nonperforming loans	566.91%	1,549.72%	732.04%	568.47%	1,705.47%
Nonperforming loans to period end loans	0.09%	0.04%	0.10%	0.10%	0.03%
Nonperforming assets to total assets	0.08%	0.03%	0.09%	0.09%	0.03%
Nonperforming loans plus performing TDRs to total loans	0.10%	0.06%	0.13%	0.12%	0.11%
When assessing whether a loan should be placed on non-accrual status because contractual payments appear doubtful, consideration is given to information we collect from third parties and our borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.
Interest income recognized on non-accrual loans subsequent to their classification as non-accrual totaled $153 thousand and $125 thousand for the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the Company recorded $37 thousand and $94 thousand, respectively, of interest income related to performing TDR loans. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $166 thousand and $15 thousand for the years ended December 31, 2022 and 2021, respectively.
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
The banking industry defines loans graded Special Mention or higher risk as ‘‘criticized’’ and loans graded Substandard or greater risk as ‘‘classified’’ loans. The following table shows our level of criticized and classified loans as of the periods indicated:

(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total Criticized	Total Classified
As of December 31, 2022:
Multifamily residential	$2,460	$15,973	$—	$—	$18,433	$15,973
Single family residential	—	2,962	—	—	2,962	2,962
Commercial real estate	953	—	—	—	953	—
Construction and land	—	—	—	—	—	—
Total	$3,413	$18,935	$—	$—	$22,348	$18,935
Classified loans to period end loans						0.27%
As of December 31, 2021:
Multifamily residential	$4,586	$10,320	$—	$—	$14,906	$10,320
Single family residential	—	1,788	—	—	1,788	1,788
Commercial real estate	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Total	$4,586	$12,108	$—	$—	$16,694	$12,108
Classified loans to period end loans						0.19%
As of December 31, 2020:
Multifamily residential	$19,547	$20,204	$—	$—	$39,751	$20,204
Single family residential	7,132	6,547	—	—	13,679	6,547
Commercial real estate	3,599	—	—	—	3,599	—
Construction and land	—	—	—	—	—	—
Total	$30,278	$26,751	$—	$—	$57,029	$26,751
Classified loans to period end loans						0.44%
As of December 31, 2019:
Multifamily residential	$19,708	$1,700	$—	$—	$21,408	$1,700
Single family residential	13,635	8,808	1,600	—	24,043	10,408
Commercial real estate	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Total	$33,343	$10,508	$1,600	$—	$45,451	$12,108
Classified loans to period end loans						0.20%
As of December 31, 2018:
Multifamily residential	$2,631	$1,937	$—	$—	$4,568	$1,937
Single family residential	380	5,532	—	—	5,912	5,532
Commercial real estate	1,489	—	—	—	1,489	—
Construction and land	2,537	—	—	—	2,537	—
Total	$7,037	$7,469	$—	$—	$14,506	$7,469
Classified loans to period end loans						0.12%

Potential problem loans represent loans that are currently performing but as to which there is information known to us about possible credit problems that may result in disclosure of such loans as nonperforming at some time in the future. We define ‘‘potential problem loans’’ as loans with a risk rating of ‘‘Substandard’’, ‘‘Doubtful’’ or ‘‘Loss’’ that are not included in the amounts of non-accrual or restructured loans. As we cannot predict all circumstances that may cause our borrowers to default, there can be no assurance that these loans will not be placed on non-accrual status or become restructured. At December 31, 2022 and 2021, we have identified potential problem loans totaling $12.4 million and $9.8 million, respectively, that were all classified as ‘‘Substandard’’.
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

	As of December 31,
	2022		2021		2020		2019		2018
(Dollars in thousands)	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category	Allowance for Loan Losses	% of Loans in Each Category
Multifamily residential	$26,417	64.8%	$26,043	66.9%	$33,259	67.9%	$23,372	64.1%	$21,326	60.1%
Single family residential	8,564	32.4%	7,224	29.8%	9,372	28.3%	10,076	32.3%	10,125	36.7%
Commercial real estate	1,539	2.5%	2,094	3.0%	3,347	3.4%	2,341	3.3%	2,441	3.0%
Construction and land	165	0.3%	174	0.3%	236	0.4%	212	0.3%	422	0.2%
Total	$36,685	100.0%	$35,535	100.0%	$46,214	100.0%	$36,001	100.0%	$34,314	100.0%

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Loans held-for-investment	$7,010,445	$6,297,420	$6,049,816	$6,230,977	$6,130,630
Allowance for loan losses at beginning of period	$35,535	$46,214	$36,001	$34,314	$30,312
Charge-offs:
Single family residential	—	—	(722)	—	—
Recoveries:
Single family residential	—	64	85	12	12
Commercial real estate	—	—	—	—	90
Construction and land	—	57	300	425	300
Total recoveries	—	121	385	437	402
Net recoveries (charge-offs)	—	121	(337)	437	402
Provision for (reversal of) loan losses	1,150	(10,800)	10,550	1,250	3,600
Allowance for loan losses at period end	$36,685	$35,535	$46,214	$36,001	$34,314
Allowance for loan losses to period end loans	0.52%	0.56%	0.76%	0.58%	0.56%
Net (recoveries) charge-offs to average loans:
Multifamily residential	—%	—%	—%	—%	—%
Single family residential	—%	(0.00)%	0.03%	(0.00)%	(0.00)%
Commercial real estate	—%	—%	—%	—%	(0.06)%
Construction and land	—%	(0.30)%	(1.49)%	(2.67)%	(1.11)%
Total net (recoveries) charge-offs to average loans	—%	(0.00)%	0.01%	(0.01)%	(0.01)%
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

The following table presents the book value of our investment portfolio:

	As of December 31,
	2022		2021
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$340,736	54.89%	$407,746	61.52%
Residential MBS and CMOs	199,384	32.11%	200,133	30.19%
Agency bonds	42,630	6.87%	10,831	1.63%
Other asset backed securities ("ABS")	24,598	3.96%	28,607	4.32%
Total available for sale debt securities	607,348	97.83%	647,317	97.66%
Held to maturity:
Government Sponsored Entities:
Residential MBS	3,047	0.49%	3,761	0.57%
Other investments	61	0.01%	68	0.01%
Total held to maturity debt securities	3,108	0.50%	3,829	0.58%
Equity securities	10,340	1.67%	11,693	1.76%
Total investment securities	$620,796	100.00%	$662,839	100.00%
The following table presents the book value of our investment portfolio by their stated maturities, as well as the weighted average yields for each maturity range at December 31, 2022. The weighted average yield on investments is calculated based on the net interest earnings during the year divided by the average investment balance throughout the year.

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Equity securities		Total
(Dollars in thousands)	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield	Book Value	Weighted average yield
Available for sale:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$—	—%	$21,937	3.23%	$81,006	4.62%	$237,793	2.88%	$—	—%	$340,736	3.32%
Residential MBS and CMOs	—	—%	9	3.18%	38	4.27%	199,337	2.42%	—	—%	199,384	2.42%
Agency bonds	—	—%	—	—%	38,820	3.65%	3,810	3.69%	—	—%	42,630	3.65%
Other ABS	—	—%	—	—%	—	—%	24,598	5.15%	—	—%	24,598	5.15%
Held to maturity:
Government Sponsored Entities:
Residential MBS	—	—%	—	—%		—%	3,047	3.31%	—	—%	3,047	3.31%
Other investments	—	—%	—	—%	61	3.88%	—	—%	—	—%	61	3.88%
Equity Securities	—	—%	—	—%	—	—%	—	—%	10,340	1.38%	10,340	1.38%
Total	$—	—%	$21,946	3.23%	$119,925	4.31%	$468,585	2.81%	$10,340	1.38%	$620,796	3.09%

The following table presents the fair value of our securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2022:
Available for sale:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$365,207	$265	$(24,736)	$340,736
Residential MBS and CMOs	221,994	22	(22,632)	199,384
Agency bonds	42,540	189	(99)	42,630
Other ABS	25,763	—	(1,165)	24,598
Total available for sale	655,504	476	(48,632)	607,348
Held to maturity:
Government Sponsored Entities:
Residential MBS	3,047	—	(234)	2,813
Other investments	61	—	—	61
Total held to maturity	3,108	—	(234)	2,874
Equity securities	10,340	—	—	10,340
Total investment securities	$668,952	$476	$(48,866)	$620,562
As of December 31, 2021:
Available for sale:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$407,111	$3,281	$(2,646)	$407,746
Residential MBS and CMOs	200,775	1,225	(1,867)	200,133
Agency bonds	10,587	244	—	10,831
Other ABS	28,720	37	(150)	28,607
Total available for sale	647,193	4,787	(4,663)	647,317
Held to maturity:
Government Sponsored Entities:
Residential MBS	3,761	189	—	3,950
Other investments	68	—	—	68
Total held to maturity	3,829	189	—	4,018
Equity securities	11,693	—	—	11,693
Total investment securities	$662,715	$4,976	$(4,663)	$663,028
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
At December 31, 2022 and 2021, the average estimated remaining life of our available for sale investment portfolio was 5.10 years and 5.30 years, respectively.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets totaled $120.2 million at December 31, 2022 compared to $56.3 million at December 31, 2021, an increase of $64.0 million, or 113.7%. This increase was primarily due to an $18.2 million increase in the fair value of our swaps due to rising interest rates, an additional $17.8 million investment in CRA qualified activities, the recording of right-of-use assets related to the adoption of the new lease accounting standard on January 1, 2022, currently totaling $13.2 million, and an $11.7 million increase in deferred tax assets primarily related to the decline in the fair value of available for sale investment securities. The new lease standard requires lessees to record a right-of-use asset and lease liability for all long-term lease obligations.

Deposits
Representing 80.1% of our total liabilities as of December 31, 2022, deposits are our primary source of funding for our business operations. We have historically maintained and grown our deposit customer base in various rate environments based on our strong customer relationships, evidenced in part by increased deposits over recent years, as well as our reputation as a safe, sound, secure and "well-capitalized" institution and our commitment to excellent customer service. We are focused on growing our deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations and transaction accounts. When competitively priced and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits.
Total deposits increased by $301.1 million, or 5.4%, to $5.8 billion at December 31, 2022 from $5.5 billion at December 31, 2021. Brokered deposits increased $430.0 million, while retail deposits declined $129.0 million, during the year ended December 31, 2022. The increase in brokered deposits was generally utilized to support loan growth and supplement retail deposit outflows. The decrease in retail deposits during 2022 was attributable to heightened competition from other financial institutions, the brokered certificate of deposit network, investments in US Treasuries and other investment options due to the rapid and significant rise in market interest rates. During the current year, as a result of the rising interest rate environment, we saw a change in customer preferences related to term deposits. Consequently, the proportion of non-maturity deposits within the portfolio decreased to 46.3% at year end compared to 57.8% at December 31, 2021, while our portfolio of time deposits increased to 53.7% at year end from 42.2% at December 31, 2021. We consider approximately 78.3% of our retail deposits at December 31, 2022 to be core deposits based on our internal methodology, which gives consideration to the tenure of customer relationships, product penetration and the relative cost of the deposit accounts. Our cost of interest bearing deposits was 1.02% and 0.66% during the years ended December 31, 2022 and 2021, respectively. The increase during the year ended December 31, 2022 compared to the prior year was predominantly due to rising market interest rates.
Our loan to deposit ratio was 120% and 114% at December 31, 2022 and 2021, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth and to strategically manage our interest rate risk, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.
The following table summarizes our deposit composition by average deposits and average rates paid for the years indicated:

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$149,443	—%	2.6%	$112,436	—%	2.1%
Interest-bearing transaction accounts	171,077	0.25%	3.0%	158,956	0.22%	2.9%
Money market demand accounts	2,910,026	0.91%	51.4%	2,427,599	0.48%	44.5%
Time deposits	2,432,642	1.19%	43.0%	2,750,461	0.84%	50.5%
Total	$5,663,188	0.98%	100.0%	$5,449,452	0.64%	100.0%

The following table sets forth the maturity of time deposits as of December 31, 2022:

(Dollars in thousands, except for column headings)	Insured	Uninsured
Remaining maturity:
Three months or less	$292,522	$186,955
Over three through six months	406,011	249,604
Over six through twelve months	1,109,324	511,414
Over twelve months	293,093	85,450
Total	$2,100,950	$1,033,423
Percent of time deposits to total deposits	35.98%	17.70%

The Company estimated its balance of uninsured deposits at approximately $1.3 billion and $1.4 billion at December 31, 2022 and 2021, respectively. At the same dates, the Company had $455.8 million and $25.8 million of wholesale deposits, respectively. As discussed above, the increase in brokered deposits was utilized to fund loan growth during the year ended December 31, 2022.
FHLB Advances and Other Borrowings
In addition to deposits, we utilize collateralized FHLB borrowings to fund our asset growth. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management efforts to reduce the liability sensitive position of our balance sheet. Total FHLB advances increased $456.5 million, or 60.7%, to $1.2 billion at December 31, 2022 compared to $751.6 million at December 31, 2021. The increase in FHLB advances outstanding at December 31, 2022 as compared to the prior year, was primarily utilized to fund loan growth during the year ended December 31, 2022. As of both December 31, 2022 and 2021, the Bank had a FHLB letter of credit outstanding totaling $62.6 million.
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

	December 31, 2022		December 31, 2021		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	6.15%	$41,238	1.58%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	6.39%	$20,619	1.82%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%

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

The following table presents information regarding our FHLB advances and other borrowings as of or for the periods indicated:

	As of and for the Years Ended December 31,
(Dollars in thousands)	2022	2021
FHLB advances
Average amount outstanding during the period	$957,695	$868,591
Maximum amount outstanding at any month-end during the period	1,208,147	1,048,647
Balance outstanding at end of period	1,208,147	751,647
Weighted average maturity (in years)	1.7	2.3
Weighted average interest rate at end of period	2.64%	1.68%
Weighted average interest rate during the period	1.97%	1.67%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857
Weighted average maturity (in years)	14.0	15.0
Weighted average interest rate at end of period	6.23%	1.66%
Weighted average interest rate during the period	3.26%	1.64%

Senior unsecured term notes
Balance outstanding at end of period	$94,785	$94,662
Weighted average maturity (in years)	1.7	2.7
Weighted average interest rate at end of period	6.65%	6.66%
Weighted average interest rate during the period	6.65%	6.66%

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
The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of or for the dates indicated:

	As of or for the Years Ended December 31,
(Dollars in thousands)	2022	2021
Outstanding at period end	$56,500	$—
Average amount outstanding	114,952	110,837
Maximum amount outstanding at any month end	288,900	346,900
Weighted average interest rate at end of period	4.65%	—%
Weighted average interest rate during the period	2.23%	0.14%
Stockholders’ Equity
Stockholders’ equity totaled $682.5 million at December 31, 2022, an increase of $13.4 million, or 2.0%, compared to December 31, 2021. The increase in stockholders' equity was primarily due to net income of $80.2 million, partially offset by a decline in the fair value of available for sale investment securities, net of tax, of $34.3 million, dividends paid of $24.6 million and share repurchases of $9.7 million during the year ended December 31, 2022.
During the year ended December 31, 2022, the Company repurchased 732 thousand of its shares at an average price of $13.30 per share and a total cost of $9.7 million in connection with a $20.0 million share repurchase plan that was approved by the Company's board of directors on October 30, 2020. The plan was completed during the second quarter of 2022. Throughout the term of the plan, the Company repurchased a total of 1.6 million shares at an average price of $12.17.

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
Loan commitments represent contractual cash requirements to a borrower although, a portion of these commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts, shown below, do not necessarily represent future cash obligations. The decline in commitments to funds loans and lines of credit as compared to the prior year is primarily attributed to higher market interest rates, as well as a strategic slowing in lending activity. The following is a summary of our off-balance sheet arrangements outstanding as of the dates presented.

	December 31,
(Dollars in thousands)	2022	2021
Commitments to fund loans and lines of credit	$37,741	$132,769
In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $439 thousand and $727 thousand at December 31, 2022 and 2021, respectively, which is included in other liabilities and accrued expenses in the consolidated statements of financial condition.
As of December 31, 2022, the Company held interest rate swaps with an aggregate notional amount of $1.9 billion, two of which, with an aggregate notional amount of $400 million, have effective dates in February and April 2023. The swaps provide a hedge against the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. Our swaps involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amounts. As of December 31, 2022, these swaps carried a weighted average fixed rate payment of 1.85%, while receiving a federal funds weighted average rate of 4.33%. The net hedging impact associated with our swaps is reported in interest income on loans.
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
Contractual Obligations
The following table presents, as of December 31, 2022, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part II, Item 8. "Financial Statements and Supplementary Data", Note 20. ‘‘Commitments and Contingencies,’’ in the notes to our consolidated financial statements.

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)					Total
Contractual Cash Obligations
Time deposits (1)	$2,755,830	$359,065	$19,478	$—	$3,134,373
FHLB advances (1)(2)	306,500	801,500	100,000	147	1,208,147
Senior debt (1)	—	95,000	—	—	95,000
Junior subordinated debentures (1)	—	—	—	61,857	61,857
Operating leases	3,463	5,191	4,167	1,640	14,461
Significant contract (3)	1,721	3,442	615	—	5,778
Total	$3,067,514	$1,264,198	$124,260	$63,644	$4,519,616

(1) Amounts exclude interest.
(2) Included in total FHLB advances is a $200.0 million advance which matures in September 2025 and contains a FHLB quarterly call provision beginning in September 2023.
(3) We have one significant, long-term contract for core processing services which expires May 9, 2026. The actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using our 2022 average monthly expense extrapolated over the remaining life of the contract.

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
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, unrestricted cash at third party banks, investments available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve Bank ("FRB") discount window, draws on established federal funds lines from unaffiliated commercial banks and the issuance of debt or equity securities. Our reliance on wholesale funding sources may fluctuate as economic conditions and customer preferences change. We believe we have ample liquidity resources to fund future growth and meet other cash needs as necessary.
Our total deposits at December 31, 2022 and 2021 were $5.8 billion and $5.5 billion, respectively. Based on the values of loans pledged as collateral, our $1.2 billion of FHLB advances outstanding and our $62.6 million FHLB letter of credit outstanding, we had $1.4 billion of additional borrowing capacity with the FHLB at December 31, 2022. Based on the values of other loans pledged as collateral, we had $274.5 million of borrowing capacity with the FRB at December 31, 2022. There were no outstanding advances with the FRB at December 31, 2022. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at December 31, 2022, none of which were advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Available cash balances at correspondent banks, including amounts at the FRB, totaled $185.9 million at December 31, 2022.
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
Capital Adequacy
We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of December 31, 2022 and 2021, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations.
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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of December 31, 2022
Tier 1 Leverage Ratio	$775,259	9.72%	$319,051	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	713,402	16.80%	191,066	4.50%	$297,214	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	775,259	18.26%	254,755	6.00%	360,902	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	812,529	19.14%	339,673	8.00%	445,820	10.50%	N/A	N/A
As of December 31, 2021
Tier 1 Leverage Ratio	$727,606	10.12%	$287,509	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	665,749	17.09%	175,296	4.50%	$272,683	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	727,606	18.68%	233,728	6.00%	331,115	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	764,048	19.61%	311,638	8.00%	409,025	10.50%	N/A	N/A
Luther Burbank Savings
As of December 31, 2022
Tier 1 Leverage Ratio	$856,631	10.74%	$318,970	4.00%	N/A	N/A	$398,712	5.00%
Common Equity Tier 1 Risk-Based Ratio	856,631	20.19%	190,945	4.50%	$297,026	7.00%	275,809	6.50%
Tier 1 Risk-Based Capital Ratio	856,631	20.19%	254,593	6.00%	360,674	8.50%	339,458	8.00%
Total Risk-Based Capital Ratio	893,901	21.07%	339,458	8.00%	445,538	10.50%	424,322	10.00%
As of December 31, 2021
Tier 1 Leverage Ratio	$799,457	11.13%	$287,407	4.00%	N/A	N/A	$359,259	5.00%
Common Equity Tier 1 Risk-Based Ratio	799,457	20.54%	175,190	4.50%	$272,518	7.00%	253,052	6.50%
Tier 1 Risk-Based Capital Ratio	799,457	20.54%	233,587	6.00%	330,915	8.50%	311,449	8.00%
Total Risk-Based Capital Ratio	835,899	21.47%	311,449	8.00%	408,777	10.50%	389,311	10.00%
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
Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of -300 to +400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. As market interest rates have continued to increase, we anticipate expanding our yield curve shocks to -400 basis points in future quarters.
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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at December 31, 2022. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
December 31, 2022
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(13.2)	(22.6)%
+300 BP	(8.5)	(14.6)%
+200 BP	(4.7)	(8.1)%
+100 BP	(1.9)	(3.3)%
-100 BP	0.9	1.6%
-200 BP	0.4	0.6%
-300 BP	(1.3)	(2.3)%
The NII at Risk reported at December 31, 2022 reflects that our earnings were in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. During the year ended December 31, 2022, our NII at Risk increased in connection with upward interest rate shocks as compared to December 31, 2021 primarily due to loan growth, lower loan market values and slower loan prepayments, partially offset by an increase in the level of our hedged positions.
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

Interest Rate Risk to Capital (EVE)
December 31, 2022
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(331.5)	(54.8)%
+300 BP	(226.1)	(37.4)%
+200 BP	(134.8)	(22.3)%
+100 BP	(58.2)	(9.6)%
-100 BP	36.8	6.1%
-200 BP	51.5	8.5%
-300 BP	63.8	10.6%
The EVE reported at December 31, 2022 reflects that our market value of capital was in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. During the year ended December 31, 2022, our EVE increased as compared to December 31, 2021 primarily due to faster betas in our deposit portfolio, a higher level of short-term interest rates and loan growth, partially offset by an increase in the level of our hedged positions.
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
We are currently utilizing FHLB advances and interest rate swaps to hedge our liability sensitive interest rate risk position. As of December 31, 2022, the Company maintained ten interest rate swaps with an aggregate notional amount of $1.9 billion to primarily hedge the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. Two of these swaps with an aggregate notional amount of $400 million, have effective dates in February and April 2023. All of our swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on derivatives, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in interest income for loans in our consolidated statements of income. During the years ended December 31, 2022 and 2021, the Company recognized an increase in interest income of $10.0 million and a reduction in interest income of $7.6 million, respectively, in connection with swaps. The increase in interest income during the current year was due to the rapidly rising interest rates wherein the average variable rate on our interest rate swaps exceeded the average fixed rate owed by us. The prior year reduction in interest income primarily related to two separate, two-year interest rate swaps with a total notional amount of $1.0 billion, which matured during the year ended December 31, 2021.
The following table summarizes derivative instruments utilized by us as interest rate risk hedge positions as of December 31, 2022:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate swap	Fair value hedge	2	$350,000	$2,188	$—
Interest rate swap	Fair value hedge	6	300,000	6,377	—
Interest rate swap	Fair value hedge	15	100,000	3,024	—
Interest rate swap	Fair value hedge	18	100,000	2,331	—
Interest rate swap	Fair value hedge	29	100,000	3,598	—
Interest rate swap (1)	Fair value hedge	38	200,000	207	—
Interest rate swap	Fair value hedge	57	100,000	3,439	—
Interest rate swap	Fair value hedge	58	200,000	159	—
Interest rate swap	Fair value hedge	59	200,000	—	1,056
Interest rate swap (2)	Fair value hedge	65	200,000	—	1,080
			$1,850,000	$21,323	$2,136
(1) Effective date of February 23, 2023
(2) Effective date of April 27, 2023
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

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Luther Burbank Corporation (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan Losses – Qualitative Factors
As described in Notes 1 and 3 to the consolidated financial statements, the allowance for loan losses represents the estimated probable incurred credit losses in the Company’s loan portfolio. At December 31, 2022, the allowance for loan losses was $36.7 million, which consists of two primary components, $0.6 million of specific reserves related to impaired loans and $36.1 million of general reserves for probable incurred losses related to loans that are not impaired. The general reserve component is based on historical loan loss experience, adjusted for qualitative factors including economic conditions, the real estate market, volumes, delinquencies, and credit concentrations.
The qualitative factors are inherently subjective to determine and can have a significant impact on the component of the allowance for loan losses related to general reserves.
Given the significance of qualitative factors to the overall allowance for loan losses, as well as the level of judgment and subjectivity involved in management’s determination of the qualitative factors, we have identified auditing the qualitative factors to be a critical audit matter. Auditing the qualitative factors involved a high degree of auditor judgment and required significant audit effort, including involvement of more experienced audit personnel.
The primary procedures we performed to address this critical audit matter included:
•Testing the operating effectiveness of controls over the qualitative factors, including controls addressing:
◦The completeness and accuracy of the data and significant assumptions used as the basis for management’s judgments in determination of the qualitative factors,
◦The relevance and reliability of the external data used to support each of the qualitative factors,
◦The appropriateness of management’s judgments impacting the determination of qualitative factors, and
◦The mathematical accuracy of the calculation of qualitative factors.
•Substantively testing management’s qualitative factors, including:
◦Testing the completeness and accuracy of the data and significant assumptions used as the basis for management’s judgments,
◦Testing the relevance and reliability of the external data used in the qualitative factors,
◦Evaluating the appropriateness and sensitivity of the data and significant assumptions used in the determination of qualitative factors,
◦Verifying the mathematical accuracy of management’s qualitative factors and
◦Analytically evaluating the qualitative factors for directional consistency and for reasonableness.

/s/ Crowe LLP

We have served as the Company's auditor since 2011.

Sacramento, California
February 22, 2023

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$185,895	$138,413
Available for sale debt securities, at fair value	607,348	647,317
Held to maturity debt securities, at amortized cost (fair value of $2,874 and $4,018 at December 31, 2022 and 2021, respectively)	3,108	3,829
Equity securities, at fair value	10,340	11,693
Loans receivable, net of allowance for loan losses of $36,685 and $35,535 at December 31, 2022 and 2021, respectively	6,973,760	6,261,885
Accrued interest receivable	24,306	17,761
Federal Home Loan Bank ("FHLB") stock, at cost	32,694	23,411
Premises and equipment, net	13,661	16,090
Goodwill	3,297	3,297
Prepaid expenses and other assets	120,223	56,261
Total assets	$7,974,632	$7,179,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,839,340	$5,538,243
FHLB advances	1,208,147	751,647
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $215 and $338 at December 31, 2022 and 2021, respectively)	94,785	94,662
Accrued interest payable	3,964	118
Other liabilities and accrued expenses	84,003	64,297
Total liabilities	7,292,096	6,510,824

Commitments and contingencies (Note 20)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, no par value; 100,000,000 shares authorized; 51,073,272 and 51,682,398 shares issued and outstanding at December 31, 2022 and 2021, respectively	398,988	406,904
Retained earnings	317,711	262,141
Accumulated other comprehensive (loss) income, net of taxes	(34,163)	88
Total stockholders' equity	682,536	669,133
Total liabilities and stockholders' equity	$7,974,632	$7,179,957

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021
Interest and fee income:
Loans	$243,805	$219,245
Investment securities	14,372	8,451
Cash and cash equivalents	2,776	223
Total interest and fee income	260,953	227,919
Interest expense:
Deposits	56,483	35,612
FHLB advances	18,904	14,535
Junior subordinated deferrable interest debentures	2,015	1,015
Senior debt	6,297	6,298
Total interest expense	83,699	57,460
Net interest income before provision for loan losses	177,254	170,459
Provision for (reversal of) loan losses	1,150	(10,800)
Net interest income after provision for loan losses	176,104	181,259
Noninterest income:
FHLB dividends	1,588	1,558
Other income	72	328
Total noninterest income	1,660	1,886
Noninterest expense:
Compensation and related benefits	38,185	38,624
Deposit insurance premium	2,019	1,920
Professional and regulatory fees	2,441	1,976
Occupancy	4,781	4,933
Depreciation and amortization	2,949	2,561
Data processing	4,089	3,785
Marketing	3,512	1,240
Other expenses	6,051	4,106
Total noninterest expense	64,027	59,145
Income before provision for income taxes	113,737	124,000
Provision for income taxes	33,539	36,247
Net income	$80,198	$87,753

Basic earnings per common share	$1.58	$1.70
Diluted earnings per common share	$1.57	$1.70
Dividends per common share	$0.48	$0.36

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2022	2021
Net income	$80,198	$87,753
Other comprehensive loss:
Unrealized loss on available for sale debt securities:
Unrealized holding loss arising during the period	(48,280)	(9,370)
Tax effect	14,029	2,721
Total other comprehensive loss, net of tax	(34,251)	(6,649)
Comprehensive income	$45,947	$81,104

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, December 31, 2020	52,220,266	$414,120	$192,834	$6,737	$613,691
Net income	—	—	87,753	—	87,753
Other comprehensive loss	—	—	—	(6,649)	(6,649)
Restricted stock award grants	295,058	—	—	—	—
Settled restricted stock units	68,873	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(85,825)	(901)	—	—	(901)
Restricted stock forfeitures	(54,130)	(72)	14	—	(58)
Stock based compensation expense	—	2,601	—	—	2,601
Shares repurchased	(761,844)	(8,844)	—	—	(8,844)
Cash dividends ($0.36 per share)	—	—	(18,460)	—	(18,460)
Balance, December 31, 2021	51,682,398	406,904	262,141	88	669,133
Net income	—	—	80,198	—	80,198
Other comprehensive loss	—	—	—	(34,251)	(34,251)
Restricted stock award grants	218,048	—	—	—	—
Settled restricted stock units	10,261	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(66,190)	(926)	—	—	(926)
Restricted stock forfeitures	(39,172)	(79)	15	—	(64)
Stock based compensation expense	—	2,823	—	—	2,823
Shares repurchased	(732,073)	(9,734)	—	—	(9,734)
Cash dividends ($0.48 per share)	—	—	(24,643)	—	(24,643)
Balance, December 31, 2022	51,073,272	$398,988	$317,711	$(34,163)	$682,536

See accompanying notes to consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$80,198	$87,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,949	2,561
Provision for (reversal of) loan losses	1,150	(10,800)
Amortization of deferred loan costs, net	12,588	19,627
Amortization of premiums on investment securities, net	496	2,246
Stock based compensation expense, net of forfeitures	2,744	2,529
Deferred income tax expense (benefit)	2,344	(778)
Change in fair value of mortgage servicing rights	227	684
Change in fair value of equity securities	1,353	344
Other items, net	293	164
Effect of changes in:
Accrued interest receivable	(6,545)	1,034
Accrued interest payable	3,846	(1,270)
Prepaid expenses and other assets	(11,326)	(5,375)
Other liabilities and accrued expenses	(5,393)	8,002
Net cash provided by operating activities	84,924	106,721
Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of available for sale debt securities	138,782	153,326
Proceeds from maturities and paydowns of held to maturity debt securities	710	3,552
Purchases of available for sale debt securities	(147,578)	(218,439)
Net (increase) decrease in loans receivable	(741,862)	7,678
Proceeds from sale of loans	—	1,731
Purchase of loans, including discounts/premiums	—	(286,917)
(Purchase) redemption of FHLB stock, net	(9,283)	1,711
Purchase of premises and equipment	(520)	(434)
Net cash used in investing activities	(759,751)	(337,792)
Cash flows from financing activities:
Net increase in deposits	301,097	273,914
Proceeds from long-term FHLB advances	500,000	350,000
Repayment of long-term FHLB advances	(100,000)	(405,100)
Net change in short-term FHLB advances	56,500	—
Shares withheld for taxes on vested restricted stock	(926)	(901)
Shares repurchased	(9,734)	(8,844)
Cash paid for dividends	(24,628)	(18,446)
Net cash provided by financing activities	722,309	190,623
Increase (decrease) in cash and cash equivalents	47,482	(40,448)
Cash and cash equivalents, beginning of period	138,413	178,861
Cash and cash equivalents, end of period	$185,895	$138,413
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$79,853	$58,730
Income taxes	$30,640	$37,524
Supplemental non-cash disclosures:
Lease liabilities arising from obtaining right-of-use assets	$16,930	$—
Non-cash investing activity:
Loans transferred to held for sale	$—	$1,706

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
The Bank conducts its business from its executive offices in Santa Rosa and Gardena, CA. It has ten full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. Additionally, there are several loan production offices located throughout California.
On November 13, 2022, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Washington Federal, Inc. (“WAFD”), pursuant to which the Company will merge with and into WAFD (the “Corporate Merger”), with WAFD surviving the Corporate Merger. Promptly following the Corporate Merger, the Company’s wholly-owned bank subsidiary, Luther Burbank Savings, will be merged with and into Washington Federal Bank, dba WaFd Bank, the wholly-owned bank subsidiary of WAFD (“WAFD Bank”), with WAFD Bank as the surviving institution. Closing of the transaction, which is expected to occur in 2023, is contingent upon shareholder approval and receipt of all necessary regulatory approvals, along with the satisfaction of other customary closing conditions.
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
Concentration of Credit Risk
The majority of our customers are individuals and businesses located and doing business in the state of California, with approximately half our loan collateral located in Los Angeles and Orange counties. The Company's exposure to credit risk is significantly affected by changes in the economy of California, and specifically, Los Angeles and Orange Counties.
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
Federal Home Loan Bank Stock
As a member of the FHLB, the Bank is required to own capital stock in an amount specified by the level of FHLB borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on the ultimate recovery of par value. Cash dividends are reported as noninterest income on an accrual basis. At December 31, 2022 and 2021, the Bank owned 326,935 and 234,108 shares, respectively, of $100 par value FHLB stock.
Goodwill
Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill determined to have an indefinite useful life is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized in the amount of the excess and the carrying value of the goodwill is reduced accordingly. Goodwill is the only intangible asset with an indefinite life on the balance sheet. Based on an evaluation performed as of December 31, 2022 and 2021, management determined that the implied fair value of goodwill exceeded its carrying value and no impairments were recognized.
Bank-Owned Life Insurance (“BOLI”)
Bank-owned life insurance is initially recorded at cost. Subsequently, BOLI is carried at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. Increases in contract value are recorded as noninterest income and insurance proceeds received are recorded as a reduction of the contract value. As of both December 31, 2022 and 2021, the balance of BOLI totaled $18.2 million and was included in prepaid expenses and other assets in the consolidated statements of financial condition.
Qualified Affordable Housing Project Investments
During the years ended December 31, 2022 and 2021, the Company invested in qualified affordable housing projects that are expected to provide federal and state tax credits in the future. The investments are accounted for using the proportional amortization method. As of December 31, 2022 and 2021, the Company was committed to invest $17.9 million and $9.8 million, respectively, of which $4.8 million and $2.8 million, respectively, had been funded and was included in prepaid expenses and other assets in the consolidated statements of financial condition. The total unfunded commitments related to the investments totaled $13.1 million and $7.0 million at December 31, 2022 and 2021, respectively, and were included in other liabilities and accrued expenses in the consolidated statements of financial condition. During the years ended December 31, 2022 and 2021, the Company recognized amortization expense of $551 thousand and $386 thousand, respectively, and tax benefits related to the investments of $192 thousand and $117 thousand, respectively. Amortization expense and tax benefits are included in the provision for income taxes in the consolidated statements of income.
Reserve for Loan Commitments
The Company maintains a reserve within other liabilities associated with commitments to fund undisbursed loan commitments on outstanding loans. This reserve is determined based upon the historical loss experience of similar loans held by the Company at each period end. Any changes in this reserve amount are recognized through earnings as a component of noninterest expense. This reserve is included in other liabilities and accrued expenses in the consolidated statements of financial condition.
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
The Company recognizes interest accrued and penalties related to income tax matters in tax expense. During the years ended December 31, 2022 and 2021, the Company recognized no tax related interest or penalties.
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

(Dollars in thousands, except per share amounts)	Years Ended December 31,
	2022	2021
Net income	$80,198	$87,753

Weighted average basic common shares outstanding	50,902,853	51,582,890
Add: Dilutive effects of assumed vesting of restricted stock	132,393	186,208
Weighted average diluted common shares outstanding	51,035,246	51,769,098

Income per common share:
Basic EPS	$1.58	$1.70
Diluted EPS	$1.57	$1.70
Anti-dilutive shares not included in calculation of diluted earnings per share	5,857	8,084
Related Party Transactions
In the normal course of business, the Company may accept deposits from officers, directors and other related parties. As of December 31, 2022 and 2021, there were $19.7 million and $26.8 million, respectively, of such deposits. The Company does not permit loans to officers, directors or other related parties, with the exception of overdraft protection in limited circumstances. As of December 31, 2022 and 2021, there were no such overdraft loans outstanding.
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
Recently Issued Accounting Standards
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
Adoption of the leasing standard resulted in the recognition of operating right-of-use assets of $15.8 million, and operating lease liabilities of $16.3 million as of January 1, 2022. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption. There was no material impact to the timing of expense or income recognition in the Company’s consolidated statements of income. Prior periods were not restated and continue to be presented under legacy GAAP. Disclosures about the Company’s leasing activities are presented in Note 6.
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

-    For all other assets within the scope of CECL, a one-time cumulative-effect adjustment will be recognized in retained earnings, net of tax, as of the beginning of the first reporting period in which the guidance is effective.

In determining an expected allowance under CECL, the Company has selected a credit loss model that utilizes an approach focused on a loan's probability of default and loss given default. Through December 31, 2022, the Company concluded its model implementation process, which included validating loan data, segmenting the portfolio, evaluating model results and sensitivities, completing a third party validation, finalizing qualitative factor adjustments, developing policies and documenting and testing internal controls.
The Company adopted the CECL guidance on January 1, 2023. The impact of the adoption of CECL is still being evaluated but is not expected to have a material impact on our financial condition or results of operation.
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
FASB ASU 2022-01
In March 2022, the FASB issued guidance under the of the last-of-layer hedging method in Accounting Standards Codification ("ASC") 815 to expand the current single-layer method to allow multiple layers of a single closed portfolio to be hedged. To reflect the expansion, the last-of-layer method will be renamed the portfolio layer method. The amendments also expand the scope of and provide additional guidance specific to the portfolio layer method for hedge accounting. The Company early adopted this standard during the fourth quarter of 2022. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.
FASB ASU 2022-02
In March 2022, the FASB issued guidance to improve the usefulness of disclosures regarding certain loan refinancings, restructurings and write-offs under ASC 326. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL methodology and enhance the disclosure requirements for certain loan refinancings and restructurings made to borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs for financing receivables and net investments in leases by year of origination. The Company adopted this guidance on January 1, 2023, concurrent with its adoption of the CECL standard. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.
2.     INVESTMENT SECURITIES
Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2022:
Government and Government Sponsored Entities:
Commercial mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$365,207	$265	$(24,736)	$340,736
Residential MBS and CMOs	221,994	22	(22,632)	199,384
Agency bonds	42,540	189	(99)	42,630
Other asset backed securities ("ABS")	25,763	—	(1,165)	24,598
Total available for sale debt securities	$655,504	$476	$(48,632)	$607,348

At December 31, 2021:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$407,111	$3,281	$(2,646)	$407,746
Residential MBS and CMOs	200,775	1,225	(1,867)	200,133
Agency bonds	10,587	244	—	10,831
Other ABS	28,720	37	(150)	28,607
Total available for sale debt securities	$647,193	$4,787	$(4,663)	$647,317
Net unrealized gains (losses) on available for sale investment securities are recorded as accumulated other comprehensive income (loss) within stockholders’ equity and totaled $(34.2) million and $88 thousand, net of $14.0 million and $(36) thousand in tax assets (liabilities) at December 31, 2022 and 2021, respectively. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities for the years ended December 31, 2022 or 2021.
The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$188,155	$(6,165)	$109,255	$(18,571)	$297,410	$(24,736)
Residential MBS and CMOs	94,137	(5,912)	99,831	(16,720)	193,968	(22,632)
Agency bonds	14,345	(99)	—	—	14,345	(99)
Other ABS	10,804	(580)	13,794	(585)	24,598	(1,165)
Total available for sale debt securities	$307,441	$(12,756)	$222,880	$(35,876)	$530,321	$(48,632)
At December 31, 2022, the Company held 58 commercial MBS and CMOs of which 50 were in a loss position and 15 had been in a loss position for twelve months or more. The Company held 90 residential MBS and CMOs of which 86 were in a loss position and 14 had been in a loss position for twelve months or more. The Company held six agency bonds of which one was in a loss position for less than twelve months. The Company held three other ABS of which all three were in a loss position and two had been in a loss position for twelve months or more.

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
At December 31, 2021, the Company held 54 commercial MBS and CMOs of which 20 were in a loss position and two had been in a loss position for twelve months or more. The Company held 88 residential MBS and CMOs of which 14 were in a loss position and four had been in a loss position for twelve months or more. The Company held three other ABS of which two were in a loss position and neither had been in a loss position for twelve months or more.
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2022 and 2021.
As of December 31, 2022 and 2021, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.
Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of December 31, 2022:
Government Sponsored Entities:
Residential MBS	$3,047	$—	$(234)	$2,813
Other investments	61	—	—	61
Total held to maturity investment securities	$3,108	$—	$(234)	$2,874
As of December 31, 2021:
Government Sponsored Entities:
Residential MBS	$3,761	$189	$—	$3,950
Other investments	68	—	—	68
Total held to maturity investment securities	$3,829	$189	$—	$4,018
The following table summarizes the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
As of December 31, 2022:
Government Sponsored Entities:
Residential MBS	$2,813	$(234)	$—	$—	$2,813	$(234)
At December 31, 2022, the Company had seven held to maturity residential MBS of which all seven were in a loss position and none had been in a loss position for twelve months or more.
The unrecognized losses on the Company’s held to maturity investments at December 31, 2022 were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2022.
The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of December 31, 2022:

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
Five to ten years	$38,756	$38,820
Beyond ten years	3,784	3,810
MBS, CMOs and other ABS	612,964	564,718
Total available for sale debt securities	$655,504	$607,348
Held to maturity investments securities
Five to ten years	$61	$61
MBS	3,047	2,813
Total held to maturity debt securities	$3,108	$2,874
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities, collateralized mortgage obligations and other asset backed securities are not included in the maturity categories above and instead are shown separately. No securities were pledged as of December 31, 2022 and 2021.
Equity Securities
Equity securities consist of investments in a qualified community reinvestment fund. At December 31, 2022 and 2021, the fair value of equity securities totaled $10.3 million and $11.7 million, respectively. Changes in fair value are recognized in other noninterest income and totaled $(1.4) million and $(344) thousand during the years ended December 31, 2022 and 2021, respectively. There were no sales of equity securities during the years ended December 31, 2022 and 2021.

3.     LOANS
Loans consist of the following:

	December 31,
(Dollars in thousands)	2022	2021
Permanent mortgages on:
Multifamily residential	$4,532,312	$4,210,735
Single family residential	2,283,628	1,881,676
Commercial real estate	172,258	187,097
Construction and land	22,247	17,912
Total	7,010,445	6,297,420
Allowance for loan losses	(36,685)	(35,535)
Loans, net	$6,973,760	$6,261,885

Certain loans have been pledged to secure borrowing arrangements (see Note 9).

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment and by impairment methodology:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land and Construction	Total
For the Year Ended December 31, 2022:
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$26,043	$7,224	$2,094	$174	$35,535
Provision for (reversal of) loan losses	374	1,340	(555)	(9)	1,150
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance allocated to portfolio segments	$26,417	$8,564	$1,539	$165	$36,685

Ending allowance balance allocated to:
Loans individually evaluated for impairment	$600	$25	$—	$—	$625
Loans collectively evaluated for impairment	25,817	8,539	1,539	165	36,060
Ending balance	$26,417	$8,564	$1,539	$165	$36,685

Loans:
Ending balance: individually evaluated for impairment	$3,509	$6,381	$—	$—	$9,890
Ending balance: collectively evaluated for impairment	4,528,803	2,277,247	172,258	22,247	7,000,555
Ending balance	$4,532,312	$2,283,628	$172,258	$22,247	$7,010,445

For the Year Ended December 31, 2021:
Allowance for loan losses:
Beginning balance allocated to portfolio segments	$33,259	$9,372	$3,347	$236	$46,214
Reversal of provision for loan losses	(7,216)	(2,212)	(1,253)	(119)	(10,800)
Charge-offs	—	—	—	—	—
Recoveries	—	64	—	57	121
Ending balance allocated to portfolio segments	$26,043	$7,224	$2,094	$174	$35,535

Ending allowance balance allocated to:
Loans individually evaluated for impairment	$—	$25	$—	$—	$25
Loans collectively evaluated for impairment	26,043	7,199	2,094	174	35,510
Ending balance	$26,043	$7,224	$2,094	$174	$35,535

Loans:
Ending balance: individually evaluated for impairment	$505	$5,687	$—	$—	$6,192
Ending balance: collectively evaluated for impairment	4,210,230	1,875,989	187,097	17,912	6,291,228
Ending balance	$4,210,735	$1,881,676	$187,097	$17,912	$6,297,420
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
The following table summarizes the loan portfolio allocated by management’s internal risk ratings at December 31, 2022 and 2021.

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Land and Construction	Total
As of December 31, 2022:
Grade:
Pass	$4,469,443	$2,269,325	$169,711	$22,247	$6,930,726
Watch	44,436	11,341	1,594	—	57,371
Special mention	2,460	—	953	—	3,413
Substandard	15,973	2,962	—	—	18,935
Total	$4,532,312	$2,283,628	$172,258	$22,247	$7,010,445
As of December 31, 2021:
Grade:
Pass	$4,129,767	$1,856,942	$180,950	$17,523	$6,185,182
Watch	66,062	22,946	6,147	389	95,544
Special mention	4,586	—	—	—	4,586
Substandard	10,320	1,788	—	—	12,108
Total	$4,210,735	$1,881,676	$187,097	$17,912	$6,297,420

The following table summarizes an aging analysis of the loan portfolio by the time past due at December 31, 2022 and 2021:

(Dollars in thousands)	30 Days	60 Days	90+ Days	Non-accrual	Current	Total
As of December 31, 2022:
Loans:
Multifamily residential	$—	$—	$—	$3,509	$4,528,803	$4,532,312
Single family residential	—	—	—	2,962	2,280,666	2,283,628
Commercial real estate	—	—	—	—	172,258	172,258
Construction and land	—	—	—	—	22,247	22,247
Total	$—	$—	$—	$6,471	$7,003,974	$7,010,445
As of December 31, 2021:
Loans:
Multifamily residential	$—	$—	$—	$505	$4,210,230	$4,210,735
Single family residential	271	—	—	1,788	1,879,617	1,881,676
Commercial real estate	—	—	—	—	187,097	187,097
Construction and land	—	—	—	—	17,912	17,912
Total	$271	$—	$—	$2,293	$6,294,856	$6,297,420
The following table summarizes information related to impaired loans:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income	Cash Basis Interest
As of or for the year ended December 31, 2022:
With no related allowance recorded:
Multifamily residential	$485	$562	$—	$687	$47	$47
Single family residential	5,580	5,779	—	5,858	212	106
	6,065	6,341	—	6,545	259	153
With an allowance recorded:
Multifamily residential	3,024	3,002	600	233	—	—
Single family residential	801	798	25	820	28	—
	3,825	3,800	625	1,053	28	—
Total:
Multifamily residential	3,509	3,564	600	920	47	47
Single family residential	6,381	6,577	25	6,678	240	106
	$9,890	$10,141	$625	$7,598	$287	$153
As of or for the year ended December 31, 2021:
With no related allowance recorded:
Multifamily residential	$505	$582	$—	$802	$30	$30
Single family residential	4,847	5,033	—	4,544	164	95
	5,352	5,615	—	5,346	194	125
With an allowance recorded:
Single family residential	840	836	25	859	25	—
	840	836	25	859	25	—
Total:
Multifamily residential	505	582	—	802	30	30
Single family residential	5,687	5,869	25	5,403	189	95
	$6,192	$6,451	$25	$6,205	$219	$125

The following table summarizes the recorded investment related to TDRs at December 31, 2022 and 2021:

	December 31,
(Dollars in thousands)	2022	2021
Troubled debt restructurings:
Single family residential	$1,211	$1,204

The Company has allocated $25 thousand of its allowance for loan losses for loans modified in TDRs at both December 31, 2022 and 2021. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs.
During the year ended December 31, 2022, the Company modified the terms of one loan that qualified as a TDR. The following table provides details of this modification:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Single family residential	1	$405	$412
Terms of the modification above included suspension of loan payments for six months and a similar extension of the loan term. The TDR above resulted in no increase to the allowance for loan losses and no charge-offs primarily due to collateral support provided by the secondary source of repayment. There were no new TDRs during the year ended December 31, 2021.
The Company had no TDRs with a subsequent payment default within twelve months following the modification during the years ended December 31, 2022 and 2021. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
4.     NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus REO. The Company’s nonperforming assets at December 31, 2022 and 2021 are indicated below:

	December 31,
(Dollars in thousands)	2022	2021
Non-accrual loans:
Multifamily residential	$3,509	$505
Single family residential	2,962	1,788
Total non-accrual loans	6,471	2,293
Real estate owned	—	—
Total nonperforming assets	$6,471	$2,293
Interest income on non-accrual loans is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loans are deemed to be fully collectible. If there’s doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on non-accrual loans during the years ended December 31, 2022 and 2021 totaling $153 thousand and $125 thousand, respectively. Contractual interest not recorded on nonperforming loans during the years ended December 31, 2022 and 2021 totaled $20 thousand and $15 thousand, respectively.
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

	December 31,
(Dollars in thousands)	2022	2021
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$80,478	$127,431
Other financial institutions	37,503	58,298
Total mortgage loans serviced for others	$117,981	$185,729
Custodial account balances maintained in connection with serviced loans totaled $234 thousand and $5.0 million at December 31, 2022 and 2021, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021
Beginning balance	$915	$1,599
Additions	—	—
Disposals	—	—
Changes in fair value due to changes in assumptions	—	—
Other changes in fair value	(227)	(684)
Ending balance	$688	$915
Fair value as of December 31, 2022 was determined using a discount rate of 10%, prepayment speeds ranging from 3.5% to 32.3% and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2022 was 23.0%. Fair value as of December 31, 2021 was determined using a discount rate of 10%, prepayment speeds ranging from 7.6% to 48.8% and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2021 was 29.2%.
6.     LEASES
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2023 and 2033, with certain leases containing five year renewal options. The Company includes lease extension options in the lease term if it is reasonably certain the Company will exercise the option, when considering the economic incentive to do so. Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. All of the Company’s leases are classified as operating leases and prior to the adoption of ASU 2016-02 on January 1, 2022, were not recognized on the Company's consolidated statements of financial condition.
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
The Company uses its incremental borrowing rate at lease commencement to discount lease payments when the rate implicit in the lease is not readily determinable. The Company selected a FHLB advance rate at lease inception based on the lease term and other factors, as a reasonable incremental borrowing rate. In addition, the Company has elected to account for any non-lease components in its leases as part of the associated lease component. The Company also has elected to not recognize short-term leases with an original term of 12 months or less on the Company's consolidated statements of financial condition.
Supplemental lease information as of or for the year ended December 31, 2022 is as follows:

(Dollars in thousands)
Operating lease right-of-use assets included in prepaid expenses and other assets	$13,244
Operating lease liabilities included in other liabilities and accrued expenses	$13,316

Weighted average remaining lease term (years) of operating leases	5.1
Weighted average discount rate of operating leases	2.69%

Operating lease costs included in occupancy expense	$3,670
Cash paid for amounts included in the measurement of operating lease liabilities	$4,099
At December 31, 2022, future undiscounted lease payments with initial terms of one year or more are as follows:

(Dollars in thousands)
2023	$3,463
2024	2,803
2025	2,388
2026	2,203
2027	1,964
Thereafter	1,640
Total undiscounted lease payments	14,461
Less: Imputed interest	(1,145)
Net lease liabilities	$13,316
7.     PREMISES AND EQUIPMENT
Premises and equipment consist of the following:

	December 31,
(Dollars in thousands)	2022	2021
Leasehold improvements	$15,102	$15,008
Furniture and equipment	8,660	10,046
Building	6,181	6,181
Land	2,429	2,429
Total	32,372	33,664
Less: accumulated depreciation	(18,711)	(17,574)
Premises and equipment, net	$13,661	$16,090
Depreciation and amortization expense for the years ended December 31, 2022 and 2021 totaled $2.9 million and $2.6 million, respectively.

8.     DEPOSITS
A summary of deposits at December 31, 2022 and 2021 is as follows:

	December 31,
(Dollars in thousands)	2022	2021
Time deposits	$3,134,373	$2,335,141
Money market savings	1,718,008	2,294,367
Money market checking	728,231	580,325
Interest-bearing demand	158,068	176,126
Noninterest-bearing demand	100,660	152,284
Total	$5,839,340	$5,538,243
The Company had time deposits that met or exceeded the FDIC Insurance limit of $250 thousand of $1.3 billion and $1.1 billion at December 31, 2022 and 2021, respectively.
The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $455.8 million and $25.8 million at December 31, 2022 and 2021, respectively. The increase in brokered deposits was utilized to fund loan growth and supplement retail deposit outflows during the year ended December 31, 2022.
Maturities of the Company’s time deposits at December 31, 2022 are summarized as follows:

Year Ending December 31,
(Dollars in thousands)
2023	$2,755,830
2024	351,842
2025	7,223
2026	14,209
2027	5,269
$3,134,373
9.     FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets provided that adequate collateral has been pledged. As of December 31, 2022 and 2021, the Bank had pledged various mortgage loans totaling approximately $4.2 billion and $2.4 billion, respectively, as well as the FHLB stock held by the Bank to secure these borrowing arrangements.
The Bank has access to the Loan and Discount Window of the Federal Reserve Bank of San Francisco ("FRB"). Advances under this window are subject to the Bank providing qualifying collateral. Various mortgage loans totaling approximately $904.9 million and $583.0 million as of December 31, 2022 and 2021, respectively, secure this borrowing arrangement. There were no borrowings outstanding with the FRB as of December 31, 2022 and 2021.

The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

			As of December 31, 2022
	Outstanding Balances		Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate
(Dollars in thousands)	December 31, 2022	December 31, 2021				Maturity Dates
Fixed rate short-term	$56,500	$—	4.65%	4.65%	4.65%	January 2023
Fixed rate long-term(1)	1,151,647	751,647	0.38%	7.33%	2.55%	March 2023 to March 2030
	$1,208,147	$751,647
(1) Included in total fixed rate long-term advances is a $200.0 million advance which matures in September 2025 and contains a FHLB quarterly call provision beginning in September 2023.
The Bank's available borrowing capacity based on pledged loans to the FHLB and FRB totaled $1.7 billion and $1.2 billion at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Bank had aggregate loan balances of $1.1 billion and $2.5 billion, respectively, available to pledge to the FHLB and FRB to increase its borrowing capacity. As of December 31, 2022 and 2021, the Bank pledged as collateral a $62.6 million FHLB letter of credit to Freddie Mac related to our multifamily securitization reimbursement obligation.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the years ended December 31, 2022 and 2021, there was a maximum amount of short-term borrowings outstanding of $406.9 million and $352.9 million, respectively, and an average amount outstanding of $115.0 million and $110.8 million, respectively, with a weighted average interest rate of 2.23% and 0.14%, respectively.
The following table summarizes scheduled principal payments on FHLB advances over the next five years as of December 31, 2022:

Year Ending December 31,
(Dollars in thousands)
2023	$306,500
2024	500,000
2025	301,500
2026	100,000
2027	—
Thereafter	147
Total	$1,208,147
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
The following table is a summary of the outstanding Trust Securities and Notes at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	6.15%	$41,238	1.58%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	6.39%	$20,619	1.82%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
11.     SENIOR DEBT
In September 2014, the Company issued $95.0 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$215	$95,000	$338	9/30/2024	6.50%
12.     INCOME TAXES
The provision for income taxes for the years ended December 31, 2022 and 2021 consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2022	2021
Federal:
Current	$20,113	$24,333
Deferred	1,567	(980)
Total federal tax provision	21,680	23,353
State:
Current	11,082	12,692
Deferred	777	202
Total state tax provision	11,859	12,894
Total income tax provision	$33,539	$36,247

The provision for income taxes for the years ended December 31, 2022 and 2021 differs from the statutory federal rate of 21% due to the following:

	Years Ended December 31,
(Dollars in thousands)	2022	2021
Statutory U.S. federal income tax	$23,885	$26,040
Increase resulting from:
State taxes, net of federal benefit	9,521	10,180
Other	133	27
Provision for income taxes	$33,539	$36,247

Deferred tax assets (liabilities) included in other assets in the accompanying consolidated statements of financial condition consist of the following:

	December 31,
(Dollars in thousands)	2022	2021
Deferred tax assets:
Unrealized loss on securities	$13,993	$—
Allowance for loan losses	10,830	10,568
Deferred compensation	7,650	8,199
Lease liabilities	3,869	—
State tax deduction	2,319	2,408
Other	1,177	612
Total deferred tax assets	39,838	21,787
Deferred tax liabilities:
Loan fee income	(11,498)	(8,719)
Lease right-of-use assets	(3,848)	—
Federal Home Loan Bank stock dividend income deferred for tax purposes	(837)	(873)
Unrealized gain on securities	—	(36)
Other	(597)	(786)
Total deferred tax liabilities	(16,780)	(10,414)
Net deferred tax assets	$23,058	$11,373
In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all benefits related to these deductible differences as of December 31, 2022 and 2021.
There were no unrecognized tax benefits for the years ended December 31, 2022 and 2021.
Until July 1, 1996, the Bank was allowed a special bad debt deduction based on a percentage of federal taxable income or on specified experience formulas in arriving at federal taxable income. For reserves established in taxable years beginning prior to December 31, 1987, a deferred tax liability was not required to be accrued but has been included as a restriction on retained earnings because such amounts may require the recognition of a tax liability if, in the future, (1) the Bank’s retained earnings represented by these reserves is used for purposes other than to absorb losses from bad debts, including dividends or distributions in liquidation or (2) there is a change in the federal tax law. The cumulative amount of these untaxed reserves was approximately $3.1 million at both December 31, 2022 and 2021. Retained earnings at both December 31, 2022 and 2021 included approximately $930 thousand representing the tax effect of such cumulative bad debt deductions for which no deferred income taxes have been provided. In the event that these reserves are subject to realization, the tax on these reserves will be assessed and paid at the entity level. Management has determined that this portion of retained earnings will not be used in a manner that will create an income tax liability.
The Company is subject to U.S. federal income tax as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2018 for California tax filings and 2019 for federal and most other state tax filings.
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
As of December 31, 2022 and 2021, the Company and the Bank met all capital adequacy requirements to which they are subject. Also, as of December 31, 2022 and 2021, the Bank satisfied all criteria necessary to be categorized as “well-capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since December 31, 2022 that management believes have changed its “well-capitalized” categorization.

The Company’s and Bank’s actual capital amounts and ratios are presented as follows:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of December 31, 2022
Tier 1 Leverage Ratio	$775,259	9.72%	$319,051	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	713,402	16.80%	191,066	4.50%	$297,214	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	775,259	18.26%	254,755	6.00%	360,902	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	812,529	19.14%	339,673	8.00%	445,820	10.50%	N/A	N/A
As of December 31, 2021
Tier 1 Leverage Ratio	$727,606	10.12%	$287,509	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	665,749	17.09%	175,296	4.50%	$272,683	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	727,606	18.68%	233,728	6.00%	331,115	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	764,048	19.61%	311,638	8.00%	409,025	10.50%	N/A	N/A
Luther Burbank Savings
As of December 31, 2022
Tier 1 Leverage Ratio	$856,631	10.74%	$318,970	4.00%	N/A	N/A	$398,712	5.00%
Common Equity Tier 1 Risk-Based Ratio	856,631	20.19%	190,945	4.50%	$297,026	7.00%	275,809	6.50%
Tier 1 Risk-Based Capital Ratio	856,631	20.19%	254,593	6.00%	360,674	8.50%	339,458	8.00%
Total Risk-Based Capital Ratio	893,901	21.07%	339,458	8.00%	445,538	10.50%	424,322	10.00%
As of December 31, 2021
Tier 1 Leverage Ratio	$799,457	11.13%	$287,407	4.00%	N/A	N/A	$359,259	5.00%
Common Equity Tier 1 Risk-Based Ratio	799,457	20.54%	175,190	4.50%	$272,518	7.00%	253,052	6.50%
Tier 1 Risk-Based Capital Ratio	799,457	20.54%	233,587	6.00%	330,915	8.50%	311,449	8.00%
Total Risk-Based Capital Ratio	835,899	21.47%	311,449	8.00%	408,777	10.50%	389,311	10.00%
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
The Company has paid cash dividends of $24.6 million and $18.4 million during the years ended December 31, 2022 and 2021. Payment of stock or cash dividends in the future will depend upon the Company's earnings and financial condition, and other factors deemed relevant by the Company’s Board of Directors, as well as the Company’s legal ability to pay dividends. Accordingly, no assurance can be given that any dividends will be declared in the future. Given the pending merger with WAFD, and the desire to preserve capital in the current uncertain economic environment, the Company’s board of directors, on January 24, 2023, decided to suspend any further quarterly cash dividends.
14.     DERIVATIVES AND HEDGING ACTIVITIES
From time to time, the Company utilizes interest rate swaps and other derivative financial instruments as part of its asset liability management strategy to manage interest rate risk positions. The notional amount of interest rate swaps do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Fair Value Hedges of Interest Rate Risk
As of December 31, 2022, the Company held ten interest rate swaps with a total notional amount of $1.9 billion, two of which, with an aggregate notional amount of $400 million, have effective dates in February and April 2023. The swaps provide a hedge against the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period.
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
The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of income for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(Dollars in thousands)	2022	2021
Derivative - interest rate swaps:
Interest income (loss)	$10,189	$(7,570)
Hedged items - loans:
Interest loss	(170)	(31)
Net increase (decrease) in interest income	$10,019	$(7,601)
The following table presents the fair value of the Company’s interest rate swaps, as well as their classification in the consolidated statements of financial condition as of December 31, 2022 and 2021:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
As of December 31, 2022:
Interest Rate Swaps	$1,850,000	Prepaid Expenses and Other Assets	$21,323	Other Liabilities and Accrued Expenses	$2,136
As of December 31, 2021:
Interest Rate Swaps	$650,000	Prepaid Expenses and Other Assets	$3,108	Other Liabilities and Accrued Expenses	$—

As of December 31, 2022 and 2021, the following amounts were recorded in the consolidated statements of financial condition related to cumulative basis adjustments for its fair value hedges:

Line Item in the Consolidated Statements of Financial Condition in Which the Hedged Items are Included (1)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
As of December 31, 2022:
Loans receivable, net	$1,430,641	$(19,359)
As of December 31, 2021:
Loans receivable, net	$646,890	$(3,110)
(1) These amounts include the amortized cost basis of portfolio loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2022 and 2021, the amortized cost basis of the portfolio loans used in these hedging relationships were $3.9 billion and $1.0 billion, respectively.

15.     EMPLOYEE BENEFIT PLANS
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
The accrued obligation of $15.4 million and $17.3 million as of December 31, 2022 and 2021, respectively, is included in other liabilities and accrued expenses in the accompanying consolidated statements of financial condition. The Company recognized compensation expense of $(805) thousand and $2.3 million related to these agreements for the years ended December 31, 2022 and 2021, respectively.
The Company has purchased insurance on the lives of the participants to help offset the cost of the benefits accrued under these agreements and provide death benefits to fund obligations in the event an employee dies prior to retirement. The cash surrender value of such policies was $18.2 million at both December 31, 2022 and 2021, respectively, and is reflected in prepaid expenses and other assets in the accompanying consolidated statements of financial condition. Earnings on these life insurance policies were $73 thousand and $16 thousand for the years ended December 31, 2022 and 2021, respectively.
401(k) Plan
The Company maintains a 401(k) Savings Plan for substantially all employees age 18 or older who have completed at least six months of service. Employees may contribute up to the maximum statutory allowable contribution which was $20,500 and $19,500 for 2022 and 2021, respectively. The Company matches 100% of employee salary contribution deferrals up to 3% of pay, plus 50% of employee salary contribution deferrals from 3% to 5% of pay. Company contributions for both years ended December 31, 2022 and 2021 were $1.1 million.
16.     STOCK BASED COMPENSATION
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
All RSAs and RSUs are granted at the fair value of the common stock at the time of the award. RSAs and RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period. Non-cash stock compensation expense recognized for RSAs and RSUs for the years ended December 31, 2022 and 2021 totaled $2.7 million and $2.5 million, respectively. The fair value of RSAs that vested during the years ended December 31, 2022 and 2021 was $2.7 million and $2.4 million, respectively.
As of December 31, 2022 and 2021, there was $2.4 million and $2.6 million, respectively, of unrecognized compensation expense related to 414,004 and 489,703 unvested shares of RSAs, respectively, which amounts are expected to be recognized over a weighted average period of 1.74 years and 1.69 years, respectively. As of December 31, 2022 and 2021, 81,225 and 91,486 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections. There were no unvested RSUs at December 31, 2022 and 2021.

The following table summarizes share information about RSAs and RSUs:

	Years Ended December 31,
	2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	581,189	$10.56	605,916	$10.93
Shares granted	218,048	13.78	295,058	10.17
Shares settled	(264,836)	10.49	(265,655)	11.02
Shares forfeited	(39,172)	12.01	(54,130)	10.30
End of the period balance	495,229	$11.89	581,189	$10.56

Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At December 31, 2022 and 2021, there were 1,682,468 and 1,861,344 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. RSU awards were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan and were excluded from the shares reserved and available for grant under the Omnibus Plan.
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments were as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2022:
Financial assets:
Cash and cash equivalents	$185,895	$185,895	$185,895	$—	$—
Debt securities:
Available for sale	607,348	607,348	—	607,348	—
Held to maturity	3,108	2,874	—	2,874	—
Equity securities	10,340	10,340	—	10,340	—
Loans receivable, net	6,973,760	6,743,783	—	—	6,743,783
Accrued interest receivable	24,306	24,306	58	4,171	20,077
FHLB stock	32,694	N/A	N/A	N/A	N/A
Interest rate swaps	21,323	21,323	—	21,323	—
Financial liabilities:
Deposits	$5,839,340	$5,789,929	$2,449,966	$3,339,963	$—
FHLB advances	1,208,147	1,153,511	—	1,153,511	—
Junior subordinated deferrable interest debentures	61,857	56,967	—	56,967	—
Senior debt	94,785	94,652	—	94,652	—
Accrued interest payable	3,964	3,964	—	3,964	—
Interest rate swaps	2,136	2,136	—	2,136	—
As of December 31, 2021:
Financial assets:
Cash and cash equivalents	$138,413	$138,413	$138,413	$—	$—
Debt securities:
Available for sale	647,317	647,317	—	647,317	—
Held to maturity	3,829	4,018	—	4,018	—
Equity securities	11,693	11,693	—	11,693	—
Loans receivable, net	6,261,885	6,297,548	—	—	6,297,548
Accrued interest receivable	17,761	17,761	1	927	16,833
FHLB stock	23,411	N/A	N/A	N/A	N/A
Interest rate swaps	3,108	3,108	—	3,108	—
Financial liabilities:
Deposits	$5,538,243	$5,541,417	$2,918,102	$2,623,315	$—
FHLB advances	751,647	755,981	—	755,981	—
Junior subordinated deferrable interest debentures	61,857	61,545	—	61,545	—
Senior debt	94,662	103,361	—	103,361	—
Accrued interest payable	118	118	—	118	—
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

Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2022 and 2021.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2022:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$340,736	$—	$340,736	$—
Residential MBS and CMOs	199,384	—	199,384	—
Agency bonds	42,630	—	42,630	—
Other ABS	24,598	—	24,598	—
Total available for sale debt securities	$607,348	—	$607,348	—
Equity securities	$10,340	$—	$10,340	$—
Mortgage servicing rights	688	—	—	688
Interest rate swaps	21,323	—	21,323	—
Financial Liabilities:
Interest rate swaps	$2,136	$—	$2,136	$—
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
There were no transfers between Level 1 and Level 2 during 2022 or 2021.
Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date.
As of December 31, 2022 and 2021, there were no assets or liabilities measured at fair value on a non-recurring basis and the Company held no REO.
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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $439 thousand and $727 thousand as of December 31, 2022 and 2021, respectively, based upon an analysis of quantitative and qualitative data of the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation.
19.     LOAN SALE AND SECURITIZATION ACTIVITIES
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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If the Bank's capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At December 31, 2022, the Bank’s net worth was $825.8 million which equates to its Tier 1 capital of $856.6 million plus goodwill of $3.3 million and accumulated other comprehensive income related to net unrealized losses on available for sale securities of $34.2 million.
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
The following table provides cash flows associated with the Company's loan sale activities:

	Years Ended December 31,
(Dollars in thousands)	2022	2021
Proceeds from loan sales	$—	$1,731
Servicing fees	330	555
The following table provides information about the loans transferred through sales or securitization and not recorded in the consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of December 31, 2022:
Principal balance of loans	$11,000	$106,981
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2021:
Principal balance of loans	12,243	173,486
Loans 90+ days past due	—	—
Charge-offs, net	—	—
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
At December 31, 2022 and 2021, the Company had outstanding commitments of approximately $37.7 million and $132.8 million, respectively, for loans and lines of credit. Unfunded loan commitment reserves totaled $125 thousand and $153 thousand at December 31, 2022 and 2021, respectively.

Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations or cash flows. In the ordinary course of operations, the Company may be party to various legal proceedings.
Correspondent Banking Agreements
The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured portions of these balances are limited to $250 thousand per institution based on FDIC insurance limits. At December 31, 2022 and 2021, the Company had $25.0 million and $25.5 million, respectively, in uninsured cash balances. The Company also has established federal funds lines of credit with correspondent banks totaling $50.0 million at both December 31, 2022 and 2021, none of which were advanced at those dates. The Company periodically monitors the financial condition and capital adequacy of these correspondent banks.
21.     PARENT COMPANY ONLY FINANCIAL INFORMATION
Summary parent company only financial information for the years ended December 31, 2022 and 2021 is as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$10,622	$20,073
Investment in Bank	825,765	802,843
Investment in Burbank Financial, Inc.	36	333
Investment in Luther Burbank Statutory Trusts I & II	1,857	1,857
Receivable from Bank	246	241
Other assets	836	354
Total assets	$839,362	$825,701
LIABILITIES AND STOCKHOLDERS' EQUITY
Junior subordinated deferrable interest debentures	$61,857	$61,857
Other borrowings	94,785	94,662
Interest payable on junior subordinated deferrable interest debentures	182	49
Other liabilities and accrued expenses	2	—
Stockholders' equity	682,536	669,133
Total liabilities and stockholders' equity	$839,362	$825,701

CONDENSED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2022	2021
Net interest expense	$(8,313)	$(7,313)
Dividend income from Bank	29,200	22,700
Dividend income from Burbank Financial, Inc.	300	—
Other noninterest income	60	30
Other operating expense	(457)	(308)
Income before income tax benefit and undistributed net income of subsidiaries	20,790	15,109
Income tax benefit	2,532	2,213
Income before undistributed net income of subsidiaries	23,322	17,322
Equity in undistributed net income of subsidiaries	56,876	70,431
Net income (1)	$80,198	$87,753
(1) The group files a single tax return and the subsidiaries are treated, for federal, California and Oregon tax purposes, as divisions of a single corporation. The Company’s share of income tax expense is based on the amount which would be payable or receivable if separate returns were filed. Accordingly, the Company’s equity in the net income of its subsidiaries, including the Bank, are excluded from the computation of income taxes for financial statement purposes. For the years ended December 31, 2022 and 2021, the Company provided tax at the rates of 21.0%, 10.84% and 6.6% for federal, California and Oregon taxes, respectively.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$80,198	$87,753
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(56,876)	(70,431)
Change in receivable from Bank	(5)	6
Stock based compensation	2,744	2,529
Net change in other assets and liabilities	(224)	(618)
Net cash provided by operating activities	25,837	19,239
Cash flows from financing activities:
Cash paid for dividends	(24,628)	(18,446)
Shares withheld for taxes on vested restricted stock	(926)	(901)
Shares repurchased	(9,734)	(8,844)
Net cash used in financing activities	(35,288)	(28,191)
Decrease in cash and cash equivalents	(9,451)	(8,952)
Cash and cash equivalents, beginning of year	20,073	29,025
Cash and cash equivalents, end of year	$10,622	$20,073

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
Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.
Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, issued an audit report on the Company’s internal control over financial reporting as of December 31, 2022. Their report is included in Part II, Item 8, under the heading “Report of Independent Registered Public Accounting Firm.”
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
We currently have eight (8) directors. In accordance with our bylaws and California law, our Board of Directors ("Board") oversees the management of the business and affairs of the Company. Our directors are elected annually by our shareholders at our annual shareholder meeting for one-year terms. There are no familial relationships between any directors or executive officers.
Our Directors

Name	Age	Director Since	Independent
Victor Trione	75	1983	No
Simone Lagomarsino	61	2018	No
Renu Agrawal	59	2020	Yes
John C. Erickson	61	2017	Yes
Anita Gentle Newcomb	68	2014	Yes
Bradley M. Shuster	68	1999	Yes
Thomas C. Wajnert	79	2013	Yes
M. Max Yzaguirre	62	2021	Yes
Biographies of Our Directors
Victor S. Trione—Chair of the Board of Directors
Mr. Trione, age 75, serves as Chair of the Board of Directors of the Company and the Bank, a position he has held since founding the Bank in 1983. In addition to serving as our Chair, Mr. Trione is President of Vimark, Inc., a real estate development and vineyard management company, and co-proprietor of Trione Winery. Mr. Trione also serves in the following roles: Advisory Board member of the Stanford Institute for Economic Policy Research; Board of Overseers of Stanford University's Hoover Institution; and, Trustee of the U.S. Navy Memorial Foundation. As one of our founders, Mr. Trione brings continuity and deep historic knowledge of the Company to the Board, which enables him to make significant contributions as a member of our Board.
Simone Lagomarsino—Director, President and Chief Executive Officer
Ms. Lagomarsino, age 61, serves as President and Chief Executive Officer of the Company and the Bank. She has served on our Board of Directors since 2018. Prior to joining the Company, Ms. Lagomarsino served as President and CEO of the Western Bankers Association and as a director of Pacific Premier Bancorp (NASDAQ: PPBI). From 2011 to 2017, she served as CEO of Heritage Oaks Bank and as President and CEO of Heritage Oaks Bancorp. Previous to that, she held executive positions with City National Bank, Hawthorne Savings, Kinecta Federal Credit Union, Ventura County National Bank and Warner Center Bank. Ms. Lagomarsino is regularly honored in financial services industry organizations and publications and in 2013 was named by American Banker as Community Banker of the Year. In addition to her role at the Company, Ms. Lagomarsino has served as Chair of the Board of Directors of the Federal Home Loan Bank of San Francisco since 2022 and as a director since 2013. She has served on the board of directors of the Federal Reserve Bank of San Francisco since 2022 and was re-elected in 2022 to a three-year term. She served as a director of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (NYSE: HASI) from 2019 to 2022. Ms. Lagomarsino holds an M.B.A in Finance from Claremont Graduate University and a B.A. in Economics from Claremont McKenna College. We believe Ms. Lagomarsino's extensive experience in leadership roles in numerous financial institutions, including public companies, gives her valuable insight and enables her to make significant contributions as a member of our Board.
Renu Agrawal—Director
Dr. Agrawal, age 59, serves on the Audit and Risk Committee and on the Governance and Nominating Committee. She has served on our Board of Directors since 2020. Dr. Agrawal has held several leadership positions specializing in growth and transforming business models. In addition to the Company, Dr. Agrawal serves on the board of Woodruff-Sawyer & Co., an insurance brokerage and consulting firm in the U.S. and she serves on both their Audit and Compensation committees. She also serves on the board of Allvue Systems, a provider of technology for investment managers in the private capital and credit markets industry. From 2006 to 2019, she held various positions with Wells Fargo & Company, including as Executive Vice President and Chief Operating Officer for its Financial Institutions Group from 2017 to 2019 and as the head of its International Treasury Management business from 2012 to 2017. She played a leadership role in the Wells Fargo-Wachovia merger. Earlier, Dr. Agrawal was Chief Operating Officer at ValleyCrest Companies and Quisic Corporation. She began her career as a scientist at Polaroid and worked at McKinsey & Company. Dr. Agrawal is a founding member of Neythri, a global community of South Asian professional women committed to helping each other succeed, and in 2018 she received the National Asian Pacific American Corporate Achievement Award. Dr. Agrawal holds an M.B.A. from MIT Sloan School of Management and a Ph.D. in Materials Science and Engineering from MIT. She graduated with a B.Tech in Metallurgy from IIT, Kanpur. We believe Dr. Agrawal's extensive knowledge of banking and executive management roles give her valuable insight and enable her to make significant contributions as a member of our Board.
John C. Erickson—Director
Mr. Erickson, age 61, serves on the Audit and Risk Committee and on the Compensation Committee. He has served on our Board of Directors since 2017. Mr. Erickson has more than 35 years of financial services experience, including serving for over 30 years at Union Bank, N.A. He served in many executive roles across Union Bank, N.A., culminating in two vice chairman positions (Chief Risk Officer and Chief Corporate Banking Officer) between 2007 and 2014. As Chief Corporate Banking Officer, he oversaw commercial banking, real estate, global treasury management, wealth management and global capital markets. He was a director of Zions Bancorporation (NASDAQ: ZION) from 2014 to 2016, and was Chair of the Board Risk Committee as well as a member of the Audit Committee. He also served as President, Consumer Banking and President, California, for CIT Group, Inc. (NYSE: CIT) in 2016. Since 2019, Mr. Erickson has also served on the board of Bank of Hawaii (NYSE: BOH), where he serves on the Nominating & Corporate Governance Committee and as Vice Chair of the Audit & Risk Committee. Mr. Erickson qualifies as an "audit committee financial expert" as defined in SEC rules. We believe Mr. Erickson's extensive knowledge of banking and his service on public company boards give him valuable insight and enable him to make significant contributions as a member of our Board.
Anita Gentle Newcomb—Director
Ms. Newcomb, age 68, serves as Chair of the Audit and Risk Committee and also serves on the Governance and Nominating Committee. She has served on our Board of Directors since 2014. Ms. Newcomb’s experience spans over four decades in the financial services industry as a commercial banker, investment banker, strategic consultant and Board member. She has advised regional and community banks and financial services companies on a wide range of corporate development initiatives from strategic planning, consumer and business banking strategy, and corporate governance best practices, to mutual conversions and valuing and structuring acquisitions. Most recently, Ms. Newcomb was president of A.G. Newcomb & Co., a financial services consultancy. She served on the board of the Federal Reserve Bank of Richmond – Baltimore Branch from 2010 through 2015. Ms. Newcomb holds an M.B.A. in Finance from The University of Houston and a B.S. in Accounting from Auburn University. In 2022, Ms. Newcomb was honored by Auburn University Alumni Association with its Lifetime Achievement Award. Ms. Newcomb is also a certified public accountant (inactive). Ms. Newcomb qualifies as an "audit committee financial expert" as defined in SEC rules. We believe Ms. Newcomb's extensive knowledge of banking, as well as her expertise in strategic planning for community and regional banks, give her valuable insight and enable her to make significant contributions as a member of our Board.
Bradley M. Shuster—Director
Mr. Shuster, age 68, serves as Chair of the Compensation Committee and also serves on the Governance and Nominating Committee. He has served on our Board of Directors since 1999. Mr. Shuster has served as Executive Chairman and Chairman of the Board of NMI Holdings, Inc. (NASDAQ: NMIH) since January 2019. Mr. Shuster founded National MI and served as Chairman and Chief Executive Officer of the company from 2012 to 2018. He also serves as Chairman of the Board of McGrath RentCorp (NASDAQ: MGRC). Prior to founding National MI, Mr. Shuster was a senior executive of The PMI Group, Inc. (NYSE: PMI), where he served as Chief Executive Officer of PMI Capital Corporation. Before joining PMI in 1995, Mr. Shuster was a partner at Deloitte LLP, where he served as partner-in-charge of Deloitte’s Northern California Insurance and Mortgage Banking practices. Mr. Shuster holds a B.S. from the University of California, Berkeley and an M.B.A. from the University of California, Los Angeles. In addition, he has received both CPA and CFA certifications. We believe Mr. Shuster's experience leading a public company, as well as his service on public company boards and his tenure on our Board, give him valuable insight and enable him to make significant contributions as a member of our Board.
Thomas C. Wajnert—Director
Mr. Wajnert, age 79, serves as our Lead Independent Director, Chair of the Governance and Nominating Committee, and a member of the Compensation Committee. He has served on our Board of Directors since 2013. Mr. Wajnert launched his career in 1968 with US Leasing, a NYSE-listed company. For over 40 years, Mr. Wajnert navigated the changing currents of the equipment leasing industry and built an impressive list of accomplishments, including serving as Chief Executive Officer and Chairman of AT&T Capital Corporation, an international, full-service equipment leasing and commercial finance company, from 1984 to 1996. Mr. Wajnert has extensive public company board experience at Reynolds American as Chairman and at Solera, UDR, Inc., NYFIX, and JLG Industries as a director. Mr. Wajnert also serves on the board of International Finance Group, one of the largest privately owned P&C insurance companies in the U.S., and for many years served as a trustee of Wharton’s Center for Financial Institutions. We believe Mr. Wajnert's substantial experience in leadership of public companies, both as an executive and a director, gives him valuable insight and enables him to make significant contributions as a member of our Board.
M. Max Yzaguirre—Director
Mr. Yzaguirre, age 62, serves on the Audit and Risk Committee and the Compensation Committee. He has served on our Board of Directors since 2021. Mr. Yzaguirre’s experience includes domestic and international business, government and law as well as expertise in a wide variety of industries and sectors. He currently serves on the board of Aris Water Solutions, Inc. (NYSE: ARIS), is Chairman of its Compensation Committee and serves on its Audit Committee. He also serves on the board of Altria Group, Inc. (NYSE: MO) and serves on its Innovation Committee and Finance Committee. Mr. Yzaguirre served on the boards of directors of BBVA USA Bancshares, Inc. and BBVA USA Bank from 2009 to 2021, and on the boards of directors of Texas Regional Bancshares and Texas State Bank from 2000 to 2006. He served as Executive Chairman of the energy infrastructure construction company, Forbes Bros. Holdings, Ltd., from 2019 to 2021, and as its U.S. Chairman and Chief Executive Officer from 2017 to 2019. He was Chairman and CEO of Isolux Ingenieria USA, L.L.C., the US operation of Isolux Corsan, a Spanish engineering, procurement and construction company. Mr. Yzaguirre is also a member of the Latino Corporate Directors Association (LCDA). Mr. Yzaguirre qualifies as an "audit committee financial expert" as defined in SEC rules. We believe Mr. Yzaguirre's extensive knowledge of banking and executive management roles, as well as his service on public company boards, give him valuable insight and enable him to make significant contributions as a member of our Board.
Board Diversity Matrix

Total Number of Directors	8
	Female	Male	Non-Binary	Did Not Disclose
Part I: Gender Identity
Directors	3	5	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	1	—	—	—
Hispanic or Latinx	—	1	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	4	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose	—

Executive Officers

Name	Age	Position
Simone Lagomarsino	61	President and Chief Executive Officer
William Fanter	52	Executive Vice President, Head of Retail Banking
Tammy Mahoney	56	Executive Vice President, Chief Risk Officer
Parham Medhat	49	Executive Vice President, Chief Operations and Technology Officer
Greg Smith	50	Senior Vice President, General Counsel and Corporate Secretary
Alexander Stefani	43	Executive Vice President, Chief Credit Officer
Laura Tarantino	57	Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary
Simone Lagomarsino. Please see "Biographies of Our Directors" for the biographical information of Ms. Lagomarsino, who also serves as a member of our Board of Directors.
William Fanter. Mr. Fanter joined the Company in 2020 and serves as the Head of Retail Banking. In this role he is responsible for expanding the Bank’s deposit offerings and creating greater access to its products and services, including consumer deposit generation across traditional branch and online banking platforms, as well as business banking activities. Mr. Fanter is also a member of the Company's Executive Committee and serves as our Diversity, Equity and Inclusion Officer. Prior to joining the Company, Mr. Fanter served as Executive Vice President, Head of Retail Banking at Opus Bank from 2019 to 2020 and as Senior Vice President, Consumer and Business Banking Market Executive at U.S. Bank from 2003 to 2019. His background also includes positions as Director of Automation Services at Kirchman Corporation; and several roles culminating with Senior Vice President, Chief Operating Officer at GreatBanc, Inc. In addition to his role at the Company, Mr. Fanter serves as a faculty member for the Consumer Bankers Association Executive Banking School, Furman University.
Tammy Mahoney. Ms. Mahoney joined the Company in 2016 and serves as the Chief Risk Officer. In her role, Ms. Mahoney oversees the Company's compliance, internal audit and risk management functions; she is also a member of its Executive Committee. Prior to joining the Bank, Ms. Mahoney served as Senior Vice President of Enterprise Risk and Compliance at Opus Bank from 2011 through 2015; as Director, Risk Advisory Services at KPMG LLP from 1995 to 2004; and as Associate National Bank Examiner with the Office of the Comptroller of the Currency. She is an ABA Certified Enterprise Risk Professional, ABA Certified Regulatory Compliance Manager and an Institute of Internal Auditors Certified Internal Auditor, and maintains an ISACA Cybersecurity Fundamentals Certificate; Ms. Mahoney holds a B.S. in Business Administration – Finance from San Diego State University.
Parham Medhat. Mr. Medhat serves as Chief Operations and Technology Officer. In this role, Mr. Medhat is responsible for deposit operations, loan servicing, information technology, and project management; he is also a member of the Company's Executive Committee. Prior to joining the Company in 2019, Mr. Medhat served as Executive Vice President, Chief Operating Officer at CTBC from 2014 to 2019; previous to that as Senior Vice President, Director of Bank Operations at Opus Bank; and in several roles over thirteen years at CapitalSource Bank. Mr. Medhat holds an M.A. in Educational–Instructional Technology from California State University, Dominguez Hills and a B.A. in Industrial/Organizational Psychology from California State University, Long Beach.
Greg Smith. Mr. Smith serves as the Company’s Senior Vice President, General Counsel and Corporate Secretary and as a member of its Executive Committee. He has responsibility for the Company’s legal affairs and corporate governance. Prior to joining the Company in 2022, Mr. Smith served as Vice President, Deputy General Counsel and Secretary of First American Financial Corporation (NYSE: FAF) from 2020 to 2022 and from 2010 to 2020 as its Assistant General Counsel and Assistant Secretary. Prior to First American, he served as Associate General Counsel for Eclipsys Corporation and as an associate with O’Melveny & Myers, LLP. Mr. Smith holds a J.D. from the University of Minnesota Law School and a B.S. in Business Administration – Management Information Systems from Brigham Young University.
Alexander Stefani. Mr. Stefani serves as Chief Credit Officer, a position he has held since 2021. In this role, Mr. Stefani oversees the Company's credit administration program, including loan underwriting, portfolio monitoring and special assets, as well as the appraisal and loan operations departments. He is also a member of the Company's Executive Committee. Mr. Stefani has held a number of roles with the Bank since joining in 2004, including Director of Income Property Lending, Underwriting Manager of the Income Property Lending Department, Loan Underwriter

and Loan Officer. Mr. Stefani holds an M.A. in Political Science from San Francisco State University and a B.A. in Political Science from Sonoma State University. Mr. Stefani is a graduate of the Pacific Coast Banking School.
Laura Tarantino. Ms. Tarantino serves as Chief Financial Officer, a position she has held since 2006. In this role, she oversees all aspects of financial reporting including strategic planning, asset/liability management, taxation and regulatory filings. She also serves on the Company's Executive Committee. Ms. Tarantino joined the Bank as Controller in 1992. She previously served as Audit Manager for KPMG LLP, San Francisco, specializing in the financial services industry. In addition to her role at the Company, Ms. Tarantino has served as an audit committee member for the Santa Rosa Council on Aging since 2012. Ms. Tarantino is a CPA (inactive) and holds a B.S. in Business Administration - Finance & Accounting with summa cum laude honors from San Francisco State University.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the outstanding shares of common stock to file reports with the SEC disclosing their ownership of common stock at the time they become subject to Section 16(a) and changes in such ownership that occur during the year. Based solely on a review of copies of such reports furnished to us, or on written representations that no reports were required, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended December 31, 2022, except for two Form 4's that were not timely filed for Parham Medhat.
Corporate Governance
Audit and Risk Committee
Our Audit and Risk Committee consists of Ms. Newcomb (Committee Chair), Mr. Erickson, Ms. Agrawal and Mr. Yzaguirre. Our Audit and Risk Committee is responsible for, among other things: monitoring the integrity of, and assessing the adequacy of, our financial statements, the financial reporting process and our system of internal accounting and financial controls; selecting our independent public accounting firm and assessing its qualification, independence and performance; monitoring the internal audit function; reviewing and, if appropriate, pre-approving all audit and permissible non-audit services performed by the independent public accounting firm; assisting our Board in ensuring compliance with laws, regulations, policies and procedures; overseeing the effectiveness of the Company's enterprise risk management structure and systems; and reviewing and, if appropriate, approving related party transactions.
Our Board of Directors has determined that each of Ms. Newcomb, Mr. Erickson, Ms. Agrawal and Mr. Yzaguirre satisfy the requirements for independence as an audit committee member and that all satisfy the requirements for financial literacy under the rules and regulations of the Nasdaq Stock Market ("Nasdaq"). Each of Ms. Newcomb, Mr. Erickson and Mr. Yzaguirre qualifies as an “audit committee financial expert” as defined in the SEC rules and satisfy the financial sophistication requirements of Nasdaq.
Code of Ethics and Business Conduct
Our Board has adopted a Code of Ethics and Business Conduct governing all of our directors, officers and other employees and a Code of Ethics for Chief Executive Officer and Senior Financial Officers, which are available on our website at https://ir.lutherburbanksavings.com/corporate-governance/governance-overview. To the extent our Board waives or amends any provisions of these codes of ethics, we will disclose within four business days such waivers or amendments on the above website.
Item 11. Executive Compensation
We are a “smaller reporting company.” As such, under SEC rules, we are not required to include a Compensation Discussion and Analysis section in this Annual Report on Form 10-K or in our Proxy Statement and have elected to comply with other reduced compensation disclosure requirements as permitted under SEC rules. We are also permitted to limit reporting of compensation disclosures to our principal executive officer and our two other most highly compensated executive officers, which are referred to as our "named executive officers."

Summary Compensation Table
The following table sets forth information regarding the compensation earned by or paid or awarded to each of our named executive officers during 2022 and 2021.

Name and Principal Position	Year	Salary	Stock Awards (1)	Nonequity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensa-tion (4)	Total
Simone Lagomarsino	2022	$792,308	$800,013	$600,000	$—	$34,931	$2,227,252
President and Chief Executive Officer	2021	700,000	800,001	656,250	—	33,023	2,189,274
Laura Tarantino	2022	374,231	225,006	277,500	—	34,985	911,722
EVP, Chief Financial Officer	2021	357,500	225,004	335,000	602,751	33,148	1,553,403
Tammy Mahoney	2022	354,615	200,010	270,000	—	26,894	851,519
EVP, Chief Risk Officer	2021	333,077	200,000	315,000	—	25,592	873,669
(1) The amounts represent the aggregate grant date fair value of restricted stock awards, determined in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures during the applicable vesting periods. Refer to Note 16 — Stock Based Compensation in Part II - Item 8. "Notes to Consolidated Financial Statements,” for a discussion of the relevant assumptions used to determine the grant date fair value of these awards. For more information regarding our long-term equity incentive plan and the grants of these awards, see discussion under the caption “Narrative Discussion of Summary Compensation Table — Equity Incentive Compensation” below.
(2) The amounts shown in this column represent each named executive officer's annual cash incentive bonus that was earned in such year but awarded at the discretion of the Compensation Committee and paid in the subsequent fiscal year. For more information regarding annual cash incentive awards paid to our named executive officers, see the discussion under the caption “Narrative Discussion of Summary Compensation Table — Non-Equity Incentive Compensation” below.
(3) Represents the value of the increase in the accumulated benefit under the Salary Continuation Agreement with Ms. Tarantino. We account for this agreement as a deferred compensation agreement and the obligation is unsecured and unfunded. No amount was reported for 2022 as the change in pension value for the year declined by $29,462 as a result of higher discount rates attributed to increasing long-term market interest rates. Of the amount reported for 2021, 62% was attributed to a decrease in the discount factor used to calculate the present value of the accumulated benefit reflecting historically low interest rates. No amount was paid in 2022 under this agreement and it was not considered for purposes of determining the identities of the named executive officers. For more information regarding the salary continuation agreement with Ms. Tarantino, see discussion under the caption “Narrative Discussion of Summary Compensation Table — Employment Agreements” below.
(4) Other compensation consisted of the following items:

Name	Year	Insurance Premiums and HSA Contributions	401(k) Matching Contributions	Cell Phone Reimbursements
Simone Lagomarsino	2022	$21,825	$12,200	$906
	2021	20,448	11,600	975
Laura Tarantino	2022	21,825	12,200	960
	2021	20,723	11,600	825
Tammy Mahoney	2022	13,794	12,200	900
	2021	13,092	11,600	900
Narrative Discussion of Summary Compensation Table
We have compensated our named executive officers through a combination of base salary, annual cash incentive awards, long-term equity incentive compensation and other benefits including perquisites. Each of our named executive officers has substantial responsibilities in connection with the day-to-day operations of the Company, and together function as a leadership team responsible for the success of the organization.
In regard to the planned merger with WAFD discussed in Note 1 in Part II - Item 8. "Notes to Consolidated Financial Statements,” the Merger Agreement imposes certain restrictions on our ability to operate our compensation program in the ordinary course and consistent with past practices. For example, without WAFD's consent, we are not able to enter into or amend or renew any employment, severance, change in control, retention, bonus, salary continuation or similar agreement or arrangement with any of our named executive officers; increase salaries or wages of our named executive officers; or grant any equity awards to our named executive officers. We expect the Merger Agreement restrictions to impact our 2023 compensation program, but the 2022 and 2021 amounts reported in the Summary Compensation Table above were awarded or paid in the ordinary course as described in our Compensation Philosophy below.
Compensation Philosophy. The objectives of our compensation practices are to attract and retain highly qualified executives, motivate and reward those executives for managing and improving the operations of the Company while prudently controlling risks, and align the interests of our executives with the interests of our shareholders over the long-term. Our goal is to pay for performance, thereby rewarding officers whose contributions positively impact the Company. We strive to provide overall compensation within a competitive range of the market for executive talent for similarly-sized regional banks, although we do not manage to a specific percentile of market when making executive pay decisions.
Base Salary. The base salaries of our named executive officers are reviewed and approved by the Compensation Committee. In establishing base salaries, the Compensation Committee has relied on external market data. In addition to considering the information from such sources, the Compensation Committee has considered:
•each officer's scope of responsibility;
•each officer's years of experience;
•the types and amount of the elements of compensation to be paid to each officer;
•our financial performance and performance concerning other aspects of our operations, such as our growth, asset quality, profitability, risk management and other matters, including the status of our relationship with the banking regulatory agencies; and
•each officer's individual performance and contributions to our performance, including leadership and teamwork.
Equity Incentive Compensation. Our named executive officers are eligible, subject to the Merger Agreement restrictions, to receive annual equity awards designed to align the interests of our executives with the interests of our shareholders over the long-term. These awards are intended to recognize and reward those officers who contribute meaningfully to our performance for the year. Generally, payment of an award is contingent upon our overall performance, including the satisfaction of minimum Company performance triggers and metrics set by the Compensation Committee, and upon individual performance. The amount of the awards is subject to the discretion of the Compensation Committee each year as to what amounts are awarded.
Non-Equity Incentive Compensation. Our named executive officers are eligible to receive annual cash awards. These awards are intended to recognize and reward those officers who contribute meaningfully to our performance for the year. Generally, payment of an award is contingent upon our overall performance, including the satisfaction of minimum Company performance triggers and metrics set by the Compensation Committee, and upon individual performance. For the named executive officers, a target bonus is set by contract. The amount of the awards is subject to the discretion of the Compensation Committee each year as to what amounts are payable.
401(k) Plan. Our 401(k) Plan is designed to provide retirement benefits to all eligible full-time and part-time employees. The 401(k) Plan provides employees with the opportunity to save for retirement on a tax-favored basis. Our named executive officers, all of whom were eligible to participate in the 401(k) Plan during 2022 and 2021, may elect to participate in the 401(k) Plan on the same basis as all other employees. We have elected a safe harbor 401(k) Plan and as such make matching contributions of up to 100% of employee salary contribution deferrals up to 3% of pay, plus 50% of employee salary contribution deferrals from 3% to 5% of pay for each payroll period, subject to a cap of $12,200 for any employee in 2022 and $11,600 in 2021. An employee must contribute to receive the matching contribution.
Health and Welfare Benefits. Our named executive officers are eligible to participate in the same benefit plans designed for all of our eligible full-time and part-time employees, including health, dental, vision, disability and basic group life insurance coverage. Our named executive officers are entitled to life insurance in an amount equal to twice their base salaries, subject to a maximum coverage of $500,000. The purpose of our employee benefit plans is to help us attract and retain quality employees, including executives, by offering benefit plans similar to those typically offered by our competitors.
Perquisites. We provide our executive officers with a limited number of perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The Compensation Committee will periodically review the levels of perquisites and other personal benefits provided to our executive officers. Based on these periodic reviews, perquisites may be awarded or adjusted on an individual basis.
Role of Executive Officers. The Chair of the Board and CEO make recommendations to the Compensation Committee regarding the compensation of the Company's executive officers. The Chairman makes recommendations to the Compensation Committee regarding the compensation of the Company's CEO. The CEO is not present during voting or deliberation regarding her own compensation.
Role of Independent Compensation Consultant. To facilitate the fulfillment of its duties, the Compensation Committee has sole authority to retain outside advisers, including compensation consultants, to assist the Compensation Committee with executive compensation matters. The Compensation Committee has sole authority to approve the fees and retention terms of any such advisers or consultants. The Compensation Committee engaged Semler Brossy as its independent compensation consultant to review the Company’s executive compensation program in 2022 and 2021. Semler Brossy also provided advice and information on other executive compensation matters, including executive pay components, prevailing market practices, and relevant legal and regulatory requirements.
The Compensation Committee considered whether there were any conflicts of interest created by its engagement of Semler Brossy to provide compensation consulting services. Its consideration focused on (i) the fact that Semler Brossy does not provide any services to the Company other than compensation consulting services to the Compensation Committee, (ii) the conflicts of interest policies and procedures of the Company and of Semler Brossy, (iii) the lack of any relationships between Semler Brossy and members of our Board, (iv) the fact that our common stock is not owned by Semler Brossy and (v) the lack of any relationships between Semler Brossy and any of our executive officers. Semler Brossy serves as the independent compensation consultant for NMI Holdings, Inc., a company of which the Chair of our Compensation Committee is Executive Chair. The Chair of our Compensation Committee does not serve on the Compensation Committee of NMI Holdings, Inc. Our Compensation Committee was aware of the engagement of Semler Brossy by NMI Holdings, Inc. and determined that this arrangement did not preclude Semler Brossy from acting as an independent compensation consultant to the committee. Based on this assessment, the Compensation Committee concluded that no conflicts of interest existed with respect to Semler Brossy or its engagement by the Compensation Committee.
Employment Agreements. We have employment agreements with each of our named executive officers, and a salary continuation agreement with Ms. Tarantino.
Ms. Lagomarsino. Ms. Lagomarsino was appointed President and Chief Executive Officer of the Company effective January 2, 2019. We entered into an employment agreement with Ms. Lagomarsino on November 30, 2018. The employment agreement had an initial three-year term with automatic one-year renewal periods thereafter, unless Ms. Lagomarsino or the Company provides notice of non-renewal at least 60 days prior to the next renewal date. Ms. Lagomarsino has a base salary for 2023 of $800,000, subject to review at least annually. Ms. Lagomarsino is eligible to earn a discretionary bonus, in an amount determined by the Compensation Committee, subject to the achievement of the Company's performance goals and individual performance goals. The target bonus is 75% of base salary. Ms. Lagomarsino is entitled to participate in our Omnibus Equity and Incentive Compensation Plan ("Omnibus Plan") and all other benefit plans or programs generally available to similarly situated employees of the Bank.
Ms. Lagomarsino may terminate employment at any time with or without "good reason," as defined in the employment agreement. The Company can terminate the employment agreement at any time, with or without "cause," as defined in the employment agreement. In the event that Ms. Lagomarsino's employment is terminated by the Company without cause or by Ms. Lagomarsino with good reason, subject to Ms. Lagomarsino's execution and non-revocation of a release of the Company, she would be entitled to (i) an amount equal to her base salary for 24 months to be paid in the same manner as if she had remained employed with the Company; (ii) a pro rata target bonus for the calendar year in which the termination occurs to be paid in the same manner as if she had remained employed with the Company, provided that the applicable performance conditions are met at the conclusion of the calendar year in which the termination occurs; and, (iii) reimbursement of COBRA coverage for 24 months. Following a termination during a change-in-control period, as defined in the agreement, Ms. Lagomarsino would be entitled to: (i) an amount equal to her base salary and target bonus for 36 months to be paid in the same manner as if she had remained employed with the Company; (ii) a pro rata target bonus for the calendar year in which the termination occurs; (iii) the vesting of each outstanding award under the Omnibus Plan; and, (iv) reimbursement of COBRA coverage for 24 months. Upon death or disability, per the terms of the applicable award agreements, all unvested equity awards would vest immediately.
Ms. Tarantino and Ms. Mahoney. On November 30, 2018, the Company entered into a restated and amended employment agreement with Ms. Tarantino and an employment agreement with Ms. Mahoney, both effective January 2, 2019. The agreements had an initial three-year term, with automatic one-year renewal periods thereafter, unless Ms. Tarantino or Ms. Mahoney or the Company provides notice of non-renewal at least 60 days prior to the next renewal date. Ms. Tarantino has a base salary for 2023 of $370,000, subject to review at least annually. Ms. Mahoney has a base salary for 2023 of $360,000, subject to review at least annually. Under their agreements, Ms. Tarantino and Ms. Mahoney are each eligible to earn annual discretionary bonuses, in amounts determined by the Compensation Committee, subject to the achievement of the Company's performance goals and individual performance goals. The target bonus is 75% of base salary. Ms. Tarantino and Ms. Mahoney are entitled to participate in the Omnibus Plan and all other benefit plans or programs generally available to similarly situated employees of the Bank.
Ms. Tarantino and Ms. Mahoney may terminate employment at any time with or without "good reason," as defined in the employment agreement. The Company can terminate these employment agreements at any time, with or without "cause," as defined in the employment agreements.
In the event that Ms. Tarantino's employment is terminated by the Company without cause or by her with good reason, subject to her execution and non-revocation of a release of the Company, she would be entitled to (i) an amount equal to her base salary and target bonus for 24 months to be paid in the same manner as if she had remained employed with the Company; (ii) two times the target bonus for the calendar year in which the termination occurs to be paid in the same manner as if she had remained employed with the Company, provided that the applicable performance conditions are met at the conclusion of the calendar year in which the termination occurs; (iii) the vesting of each outstanding award to her under the Omnibus Plan; and, (iv) reimbursement of COBRA coverage for 24 months. Following a change in control, Ms. Tarantino would receive the severance payments described above, provided, however, that the payment of two times the target bonus would not be conditioned on the satisfaction of the applicable performance criteria.
In the event that Ms. Mahoney's employment is terminated by the Company without cause or by her with good reason, subject to her execution and non-revocation of a release of the Company, she would be entitled to (i) an amount equal to her base salary for 18 months to be paid in the same manner as if the named executive had remained employed with the Company and (ii) reimbursement of COBRA coverage for 18 months. Following a change in control, Ms. Mahoney would receive the severance payments described above, provided, however, that the Company would pay her an amount equal to her base salary and target bonus for 24 months and each of her outstanding awards under the Omnibus Plan would become fully vested.
Upon death or disability of the named executive officer, per the terms of the applicable award agreements, all unvested equity awards would vest immediately.
Confidentiality and Restrictive Covenants. Under the employment agreements, each of the named executive officers agrees to maintain the confidentiality of confidential information, including customer non-public information and the Company's confidential information. In addition, each of the named executive officers is subject to employee and customer non-solicitation covenants. The non-solicitation restrictions apply for the duration of employment and following termination for a period of 24 months.
Salary Continuation Agreements. We have also entered into a salary continuation agreement with Ms. Tarantino. We account for this agreement as a deferred compensation arrangement and the obligation is unsecured and unfunded. Ms. Tarantino's benefit is fixed at 80% of base salary in the year in which she separates from service with the Company, payable for 20 years. On November 30, 2018, the Bank also entered into a Second Amendment to Ms. Tarantino's salary continuation agreement which provides that should Ms. Tarantino be subject to an early involuntary termination, as defined therein, the amount of the benefit payable to her under the salary continuation agreement will be 80% of compensation notwithstanding the vesting of the benefit at the time of any such early involuntary termination. The full amount of the award is payable if Ms. Tarantino's service terminates other than for cause, in the event of death, or a termination of service without cause within 36 months after a change in control of the Company. In the event of termination for cause, as defined in the salary continuation agreement, no benefit shall be awarded.
Outstanding Equity Awards at 2022 Fiscal Year-End
The following table provides information regarding outstanding stock awards held by the named executive officers as of December 31, 2022.

Name of Executive	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Simone Lagomarsino	146,394 (1)	$1,626,437
Laura Tarantino	36,872 (2)	409,648
Tammy Mahoney	32,544 (3)	361,675
(1) Represents awards of restricted stock granted effective January 24, 2019, January 28, 2020, January 26, 2021 and January 25, 2022. This amount includes (i) 81,293 shares that vested on January 1, 2023; (ii) 45,791 shares that vest on January 1, 2024; and (iii) 19,310 shares that vest on January 1, 2025.
(2) Represents awards of restricted stock granted effective January 28, 2020, January 26, 2021 and January 25, 2022. This amount includes (i) 18,562 shares that vested on January 1, 2023; (ii) 12,879 shares that vest on January 1, 2024; and (iii) 5,431 shares that vest on January 1, 2025.
(3) Represents awards of restricted stock granted effective January 28, 2020, January 26, 2021, and January 25, 2022. This amount includes (i) 16,279 shares that vested on January 1, 2023; (ii) 11,448 shares that vest on January 1, 2024; and (iii) 4,827 shares that vest on January 1, 2025.
Pay-Versus-Performance
The following table provides information regarding our pay-versus-performance analysis for the years ended December 31, 2022 and 2021.

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO (1)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs (1)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return	Net Income (in thousands)
2022	$2,227,252	$1,811,641	$881,621	$783,451	$121.04	$80,198
2021	2,189,274	2,877,906	1,251,739	1,412,586	147.35	87,753
(1) Compensation actually paid makes required adjustments to the total amount of compensation shown for our Primary Executive Officer ("PEO"), Ms. Lagomarsino, and Named Executive Officers ("NEOs") other than our PEO, in the Summary Compensation Table ("SCT") included earlier in this Item 11 and in our 2023 Proxy Statement. These NEOs were Ms. Tarantino and Ms. Mahoney for 2022 and Ms. Tarantino and Ms. Liana Prieto, our former EVP and General Counsel, for 2021. Adjustments include: excluding the stock awards amount listed in the SCT; adding the fair value as of year end of equity awards granted during the covered year; and adjusting for the year over year change in fair value of equity awards granted prior to the covered year that remained unvested as of the end of the covered year. Ms. Lagomarsino was granted 57,930 and 79,444 shares of restricted stock during 2022 and 2021, respectively. All other NEOs were granted a total of 30,776 and 42,205 shares of restricted stock for the same periods, respectively. Ms. Lagomarsino held 88,464 and 88,208 shares of restricted stock at December 31, 2022 and 2021, respectively, which had been granted in a year prior to the covered period and which remained unvested and outstanding at that time. All other NEOs held a total of 38,650 and 36,354 shares of restricted stock as of the same dates, respectively, which had been granted in a year prior to the covered period and which remained unvested and outstanding at that time. At December 31, 2022, 2021 and 2020, the fair market value of the Company's stock was $11.11, $14.04 and $9.80 per share, respectively.
Relationship between Pay and Total Shareholder Return
The graph below reflects the relationship among the compensation actually paid to the PEO, the average compensation actually paid to the non-PEO NEOs and the Company’s cumulative total shareholder return (assuming an initial fixed investment of $100 on December 31, 2020 and reinvestment of any dividends) for the years ended December 31, 2022 and 2021.

Compensation Actually Paid vs. Total Shareholder Return
PEO
Non-PEO NEO Average
Total Shareholder Return
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Total Shareholder Return
$3,500,000
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$0
Compensation Actually Paid
2021
2022

Relationship between Pay and Net Income
The graph below reflects the relationship among the compensation actually paid to the PEO, the average compensation actually paid to the non-PEO NEOs and the Company’s net income for the years ended December 31, 2022 and 2021.

Compensation Actually Paid vs. Net Income
PEO
Non-PEO NEO Average
Net Income (000's)
Net Income (000's)
$90,000
$88,000
$86,000
$84,000
$82,000
$80,000
$78,000
$76,000
Compensation Actually Paid
$3,500,000
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$0
2021
2022

Director Compensation
During 2022, our non-employee directors received cash compensation for service as follows: (i) $50,000 annual retainer for directors; (ii) $50,000 annual retainer for all committee chairs; (iii) $25,000 annual retainer for all committee members; and (iv) $50,000 annual retainer for our Lead Independent Director. These fees are paid quarterly. Non-employee directors serving on the Board as of January 1, 2022, received an award of 4,345 shares of restricted stock which vested on January 1, 2023.

The following table sets forth information regarding compensation paid to our directors for 2022 that were not named executive officers:

	Fees Earned
Name	Fees Earned or Paid in Cash	Shares of Restricted Stock Awarded	All Other Compensation	Total (1)
Renu Agrawal	$100,000	4,345	$—	$160,004
John C. Erickson	100,000	4,345	—	160,004
Jack Krouskup (2)	50,000	—	—	50,000
Anita Gentle Newcomb	125,000	4,345	—	185,004
Bradley M. Shuster	125,000	4,345	—	185,004
Victor S. Trione, Chair (3)	775,000	—	21,825	796,825
Thomas C. Wajnert	175,000	4,345	—	235,004
M.Max Yzaguirre	100,000	4,345	—	160,004
(1) Totals in this column include fees paid in cash plus the aggregate grant date fair value of restricted stock awards for the year ended December 31, 2022, computed in accordance with FASB ASC Topic 718 based on the closing price of $13.81 per share on January 25, 2022.
(2) Mr. Krouskup retired from the Board of Directors effective January 3, 2022.
(3) Mr. Trione's "All Other Compensation" consists of $21,825 paid in insurance premiums and HSA contributions. Total compensation does not include an amount for the Salary Continuation Agreement with Mr. Trione as the accumulated benefit declined by $414,677 for 2022. We account for this agreement as a deferred compensation arrangement and the obligation is unsecured and unfunded. The decrease in Mr. Trione's accumulated benefit under his Salary Continuation Agreement in 2022 was entirely attributed to an increase in the discount rate used to calculate the present value of the accumulated benefit reflecting increasing long-term interest rates during the year. Mr. Trione's benefit is fixed at $318,400 per year upon separation from service and is payable for 20 years. The full amount of the award is payable if Mr. Trione's service terminates other than for cause, in the event of death, or a termination of service without cause within 36 months after a change in control of the Company. In the event of a termination for cause, as defined in the agreement, no benefit shall be awarded. No amount was paid in 2022 under this agreement.
Compensation Committee Interlocks and Insider Participation
Our Compensation Committee consists of Mr. Shuster (Committee Chair), Mr. Erickson, Mr. Wajnert and Mr. Yzaguirre. No member of our Compensation Committee (i) is or has ever been an employee of the Company or our Bank, (ii) was, during the last completed fiscal year, a participant in any related party transaction requiring disclosure under “Certain Relationships and Related Party Transactions,” other than deposit transactions in the ordinary course of the Bank's business on substantially the same terms as provided to non-related parties, or (iii) had, during the last completed fiscal year, any other interlocking relationship requiring disclosure under applicable SEC rules.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of our common stock as of February 17, 2023 based on total outstanding common shares of 51,103,710 as of that date by:
•each shareholder known by us to beneficially own more than 5% of our outstanding common stock;
•each of our directors;
•each of our named executive officers; and
•all of our directors and executive officers as a group.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Directors
Renu Agrawal (3)	15,643	*
John C. Erickson (3)	51,420	*
Simone Lagomarsino (4)	279,059	*
Anita Gentle Newcomb (3)	60,962	*
Bradley M. Shuster (3)	55,064	*
Victor S. Trione (5)	11,025,000	21.57%
Thomas C. Wajnert (3)	77,963	*
M. Max Yzaguirre (3)	9,684	*
Named Executive Officers Who Are Not Directors
Tammy Mahoney (6)	41,922	*
Laura Tarantino (7)	163,263	*
All Directors and Executives as a Group (14 persons) (8)	11,878,732	23.24%
5% Shareholders Who Are Not Directors
Victor Henry David Trione Trust (9)	10,500,000	20.55%
Madelyne Victoria Trione Trust (10)	10,500,000	20.55%
Mark H. Trione and Catherine L. Trione Trust (11)	4,220,000	8.26%
John Francis Hamann, as trustee and in an individual retirement account (12)	14,283,000	27.95%
Theodore A. Hellman, solely as a trustee (12)	14,280,000	27.94%
Barry A. Beal, Jr., solely as the manager of VHT Management LLC, the fiduciary advisor to the Victor Henry David Trione Trust (13)	10,500,000	20.55%

* Indicates one percent or less.
(1) Unless otherwise noted, the address for each shareholder listed in the table above is: c/o Luther Burbank Corporation, ATTN: Corporate Secretary, 1515 W. 190th Street, Suite 275, Gardena, CA 90248.
(2) We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after such date through (i) the exercise of any option or warrant, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as disclosed in the footnotes to this table and subject to applicable community property laws, to our knowledge, each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.
(3) Includes 5,339 shares of restricted stock of which the listed director has voting control.

(4) Includes 65,101 shares of restricted stock of which Ms. Lagomarsino has voting control. Ms. Lagomarsino shares voting and investment power with respect to 173,828 of these shares.
(5) The indicated ownership is based upon a Section 13G report filed with the SEC by the beneficial owner on February 14, 2023, reporting beneficial ownership as of February 14, 2023, as well as Section 16 reports filed on Forms 3 and 4 with the SEC. Reported shares are held in a revocable trust for the benefit of Mr. Trione, as to which he serves as trustee. Does not include shares held in the Victor Henry David Trione Trust or the Madelyne Victoria Trione Trust, trusts for the benefit of Mr. Trione's adult children, and as to which he disclaims beneficial ownership.
(6) Includes 16,275 shares of restricted stock of which Ms. Mahoney has voting control.
(7) Includes (i) 18,310 shares of restricted stock of which Ms. Tarantino retains voting control and (ii) 63,120 restricted stock units which have vested but are subject to a deferral election. Ms. Tarantino shares voting and investment power with respect to 10,651 of the shares.
(8) Includes shares owned by our executive officers and directors as of February 17, 2023, or entities they control, including shares of restricted stock of which they retain voting control and any restricted stock units that have fully vested but are subject to a deferral.
(9) The indicated ownership is based solely upon an amended Section 13D report filed with the SEC by the beneficial owners on August 10, 2022, reporting beneficial ownership as of August 1, 2022. South Dakota Trust Company, the trustee, exercises voting and investment power over these shares pursuant to instructions given by VHT Mangement LLC, through its manager, Barry A. Beal, Jr., the fiduciary investment advisor to the Victor Henry David Trione Trust. Consequently, Mr. Beal may be deemed the beneficial owner of such securities. The address for the trust is South Dakota Trust Company, 201 S. Philips Ave., Ste. 200, Sioux Falls, SD 57104.
(10) The indicated ownership is based solely upon an amended Section 13D report filed with the SEC by the beneficial owners on August 10, 2022, reporting beneficial ownership as of August 1, 2022. John Francis Hamann and Theodore A. Hellman, as co-trustees of the Madelyne Victoria Trione Trust, possess the voting and investment power with respect to the securities beneficially owned by the trust and may be deemed the beneficial owner of such securities. The address for the trust is P.O. Box NN, Santa Rosa, CA 95402 (Attn: John Hamann).
(11) The indicated ownership is based solely upon a Section 13G report filed with the SEC by the beneficial owners on February 14, 2023, reporting beneficial ownership as of February 14, 2023. Reported shares are held in a revocable trust for the benefit of Mark H. Trione and Catherine L. Trione, as to which they each serve as trustee. The address for Mr. Mark Trione and Mrs. Trione is 101 D Street, Santa Rosa, CA 95404. Does not include 1,260,000 shares held in each of three irrevocable trusts for the benefit of their three adult children, and as to which they disclaim beneficial ownership.
(12) The indicated ownership is based solely upon an amended Section 13D report filed with the SEC by the beneficial owners on August 10, 2022, reporting beneficial ownership as of August 1, 2022, as well as Section 16 reports filed on Forms 3 and 5 with the SEC. John Francis Hamann and Theodore A. Hellman, as co-trustees of the Madelyne Victoria Trione Trust, the Denise Catherine Trione 1997 Irrevocable Trust, the Sally Patricia Trione 1997 Irrevocable Trust, and the Henry Mark Trione 1997 Irrevocable Trust, possess the voting and investment power with respect to the securities beneficially owned by these trusts and may be deemed the beneficial owners of such securities. Based solely upon Form 5 reports filed with the SEC, Mr. Hamann is also the beneficial owner of 1,000 shares held in The Hamann Family Trust, as to which he serves as a co-trustee, and 2,000 shares held by Mr. Hamann in an individual retirement account. The address for the trusts, the trustees and Mr. Hamann is P.O. Box NN, Santa Rosa, CA 95402 (Attn: John Hamann).
(13) The indicated ownership is based solely upon an amended Section 13D report filed with the SEC by the beneficial owners on August 10, 2022, reporting beneficial ownership as of August 1, 2022. South Dakota Trust Company, the trustee, exercises voting and investment power over these shares pursuant to instructions given by VHT Management LLC, through its manager, Barry A. Beal, Jr., the fiduciary investment advisor to the Victor Henry David Trione Trust. Consequently, Mr. Beal may be deemed the beneficial owner of such securities. The address for VHT Management LLC and Mr. Beal is 104 S. Pecos, Midland, TX 79701.
As of the date of the Merger Agreement, each director and certain executive officers of the Company entered into a shareholder agreement with the Company and WAFD (each a “Shareholder Agreement”) pursuant to which he or she has agreed, among other things to vote all shares of the Company's common stock beneficially owned by him or her in favor of adoption and approval of the Merger Agreement and any other matters required to be approved for the consummation of the merger with WAFD and WAFD Bank. As of February 17, 2023, these persons collectively beneficially owned approximately 23.19% of the outstanding shares of the Company’s common stock. If the Merger Agreement is approved by the Company’s shareholders and all other conditions for closing the merger transaction are satisfied, the Company will undergo a change in control. WAFD’s interest pursuant to the Shareholder Agreements is not reflected in the table above with respect to principal shareholders of the Company.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company's compensation plans as of December 31, 2022:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	N/A	N/A	1,682,468
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,682,468
(1)    Consists of the Company's Omnibus Equity and Incentive Compensation Plan. For additional information, see Notes 15 and 16 to the Consolidated Financial Statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence
Our Board has evaluated the independence of its members based upon the rules of Nasdaq. Applying these standards, our Board has affirmatively determined that each of Ms. Agrawal, Mr. Erickson, Ms. Newcomb, Mr. Shuster, Mr. Wajnert and Mr. Yzaguirre is an independent director, as defined under the applicable rules. Ms. Agrawal is a director of Woodruff-Sawyer & Co., a provider of insurance brokerage and consulting services to the Company in the ordinary course, but our Board determined that this does not affect her independence. In addition, each member of the Audit and Risk Committee and the Compensation Committee is independent under the additional standards applicable to the respective committee under the Securities Exchange Act of 1934, as amended, and Nasdaq rules.
Controlled Company Status
We are a "controlled company" within the meaning of the corporate governance standards of Nasdaq because trusts established for the benefit of our Chair, Mr. Victor S. Trione, his brother, Mr. Mark Trione and his wife Catherine, and each of the adult children of Messrs. Trione (collectively, the "Trione Family Trusts"), control more than 50% of the outstanding shares of our common stock. If they vote in the same manner, they have the ability to determine the outcome of all matters put to a shareholder vote, including the election of directors. So long as the Trione Family Trusts continue to own a majority of our outstanding stock we will remain a "controlled company." Under the Nasdaq rules, a controlled company may elect not to comply with certain corporate governance requirements, including the requirements that a majority of the board of directors consist of independent directors and to have board-level compensation and nominating and corporate governance committees consisting entirely of independent directors. We do not currently rely on any of the corporate governance exemptions available to a controlled company.

Certain Relationships and Related Party Transactions
Banking Transactions
Our Bank does not make loans to, nor does it have any outstanding loans to, directors, executive officers, principal shareholders or their related interests ("Insiders"). Our Bank has deposit relationships with some of our Insiders. These deposit relationships are in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with persons not related to us.
Policies and Procedures Regarding Related Party Transactions
Transactions by us with related parties are subject to formal written policies, as well as regulatory requirements and restrictions. These requirements include Sections 23A and 23B of the Federal Reserve Act and Regulation W, 12 C.F.R. 223, which govern certain transactions by us with our affiliates, and Regulation O, 12 C.F.R. 215, which governs certain extensions of credit by us to our Insiders. The Audit and Risk Committee reviews and, if appropriate, approves any related party transactions.
Related Party Transactions
There were no reportable transactions during the fiscal year ended December 31, 2022 in which we have participated and in which one or more of our Insiders had a direct or material interest.
Item 14. Principal Accountant Fees and Services
The following table presents the aggregate fees billed by Crowe LLP for the two most recent fiscal years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees (1)	$725,000	$499,000
Audit-Related Fees (2)	16,000	15,000
Tax Fees (3)	40,000	50,000
All Other Fees (4)	37,000	41,000
Total Fees	$818,000	$605,000
(1) Audit fees relate to services rendered in connection with (i) the annual independent audit of the Company’s financial statements included in Part II - Item 8, including reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q during the years ended December 31, 2022 and 2021; and (ii) services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; comfort letters and consents; as well as other accounting and financial reporting consultation necessary to comply with the standards of the Public Company Accounting Oversight Board ("PCAOB").
(2) Audit-related fees relate to services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.
(3) Tax fees are fees for tax compliance, tax advice and tax planning.
(4) All other fees are fees for any service not included in the first three categories, including a Uniform Single Attestation Program for Mortgage Bankers audit and other miscellaneous services.
Pre-Approval Policies and Procedures
Pursuant to its charter, the Audit and Risk Committee reviews and pre-approves audit and permissible non-audit services performed by the Company’s independent registered public accounting firm as well as the scope, fees, and other terms of such services. The Audit and Risk Committee may not approve any service that individually or in the aggregate may impair, in the Audit and Risk Committee’s opinion, the independence of the independent registered public accounting firm. For fiscal years 2022 and 2021, all of the audit and non-audit services provided by the Company’s independent registered public accounting firm were pre-approved by the Audit and Risk Committee in accordance with the Audit and Risk Committee Charter.

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
Report of Independent Registered Public Accounting Firm - Crowe LLP
Consolidated Financial Statements
Consolidated Statements of Financial Condition as of December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
No financial statement schedules are provided because the information called for is not applicable or not required or the required information is shown either in the Consolidated Financial Statements or the Notes thereto.
(3) Exhibits
Each management contract or compensatory plan or arrangement in which any director or named executive officer of the Company, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization, dated November 13, 2022, by and between Washington Federal, Inc. and Luther Burbank Corporation**		8-K	001-38317	2.1	11/14/2022
3.1	Amended and Restated Articles of Incorporation of Luther Burbank Corporation		S-1	333-221455	3.1	11/9/2017
3.2	Amended and Restated Bylaws of Luther Burbank Corporation		8-K	001-38317	3.1	4/27/2018
4.1	Specimen Certificate for Common Stock		S-1	333-221455	4.1	11/9/2017
	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
4.2	Description of Registrant's Securities		10-K	001-38317	4.2	3/11/2020
*10.1	Employment Agreement, dated November 30, 2018, between Luther Burbank Corporation and Simone Lagomarsino		8-K	001-38317	10.2	12/6/2018
*10.2	Amended and Restated Employment Agreement by and between Luther Burbank Corporation and Laura Tarantino, dated November 30, 2018		8-K	001-38317	10.3	12/6/2018
*10.3	Employment Agreement, dated November 30, 2018, between Luther Burbank Savings and Tammy Mahoney	X
*10.4	Amended and Restated Salary Continuation Agreement, dated April 25, 2006, between Luther Burbank Savings and Victor S. Trione		S-1	333-221455	10.5	11/9/2017

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
*10.4.1	First Amendment to Amended and Restated Salary Continuation Agreement, dated December 5, 2008, between Luther Burbank Savings and Victor S. Trione		S-1	333-221455	10.6	11/9/2017
*10.4.2	Second Amendment to Amended and Restated Salary Continuation Agreement, dated May 2, 2016, between Luther Burbank Savings and Victor S. Trione		S-1	333-221455	10.7	11/9/2017
*10.5	Amended and Restated Salary Continuation Agreement, dated January 1, 2005, between Luther Burbank Savings and John G. Biggs		S-1	333-221455	10.8	11/9/2017
*10.5.1	First Amendment to Amended and Restated Salary Continuation Agreement, dated December 5, 2008, between Luther Burbank Savings and John G. Biggs		S-1	333-221455	10.9	11/9/2017
*10.5.2	Second Amendment to Amended and Restated Salary Continuation Agreement, dated November 6, 2017 between Luther Burbank Savings and John G. Biggs		S-1	333-221455	10.21	11/9/2017
*10.6	Salary Continuation Agreement, dated April 25, 2006, between Luther Burbank Savings and Laura Tarantino		S-1	333-221455	10.10	11/9/2017
*10.6.1	First Amendment to Salary Continuation Agreement, dated December 5, 2008, between Luther Burbank Savings and Laura Tarantino		S-1	333-221455	10.11	11/9/2017
*10.6.2	Second Amendment to the Salary Continuation Agreement between Luther Burbank Savings and Laura Tarantino, dated November 30, 2018		8-K	001-38317	10.5	12/6/2018
*10.7	Form of Indemnification Agreement, dated November 11, 2011, between Luther Burbank Corporation and each of Bradley M. Shuster and Victor S. Trione, and dated August 28, 2014 between Luther Burbank Corporation and Anita Gentle Newcomb		S-1	333-221455	10.12	11/9/2017
*10.8	Form of Indemnification Agreement, dated November 17, 2011 between Luther Burbank Savings and Bradley M. Shuster and Victor S. Trione, and dated August 28, 2014 between Luther Burbank Savings and Anita Gentle Newcomb		S-1	333-221455	10.13	11/9/2017
*10.9	Form of Indemnification Agreement, dated March 15, 2012, between Luther Burbank Savings and Laura Tarantino		S-1	333-221455	10.14	11/9/2017
*10.10	Luther Burbank Corporation Executive Severance and Change In Control Plan and Summary Plan Description	X
*10.11	Luther Burbank Corporation Omnibus Equity and Incentive Compensation Plan		S-1	333-221455	10.19	11/9/2017
*10.11.1	Form Luther Burbank Corporation Restricted Stock Award Agreement	X
10.12	S Corporation Termination and Tax Sharing Agreement		10-K	001-38317	10.17	3/16/2018
10.13	Form of Shareholder Agreement, dated November 13, 2022, among Luther Burbank Corporation, Washington Federal, Inc. and each director and certain executive officers of Luther Burbank Corporation		8-K	001-38317	Annex A to Ex. 2.1	11/14/2022
21	Subsidiaries of the Registrant	X
23.1	Consent of Crowe LLP	X
24.1	Power of Attorney (included on signature page hereto)	X
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* Management contract or compensatory plan or arrangement.
** Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUTHER BURBANK CORPORATION

DATED: February 22, 2023	By: /s/ Simone Lagomarsino
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

Signature	Position	Date

/s/ SIMONE LAGOMARSINO	President and Chief Executive Officer,	February 22, 2023
Simone Lagomarsino	Director (Principal Executive Officer)

/s/ LAURA TARANTINO	Executive Vice President and Chief Financial	February 22, 2023
Laura Tarantino	Officer (Principal Financial & Accounting Officer)

/s/ VICTOR S. TRIONE	Chairman	February 22, 2023
Victor S. Trione

/s/ RENU AGRAWAL	Director	February 22, 2023
Renu Agrawal

/s/ JOHN C. ERICKSON	Director	February 22, 2023
John C. Erickson

/s/ ANITA GENTLE NEWCOMB	Director	February 22, 2023
Anita Gentle Newcomb

/s/ BRADLEY M. SHUSTER	Director	February 22, 2023
Bradley M. Shuster

/s/ THOMAS C. WAJNERT	Director	February 22, 2023
Thomas C. Wajnert

/s/ M. MAX YZAGUIRRE	Director	February 22, 2023
M. Max Yzaguirre