Form 10-Q
period 2023-03-31
Luther Burbank Corp
filed 2023-05-05
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

As of May 1, 2023, there were 51,027,878 shares of the registrant’s common stock, no par value, outstanding.

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
This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including our current views with respect to, among other things, future events and our results of operations, financial condition, financial performance, plans and/or strategies. These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and may be identified by use of words such as "anticipate," "believe," “continue,” "could," "estimate," "expect," “impact,” "intend," "seek," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control and involve a number of risks and uncertainties. Accordingly, we caution you that any such forward-looking statement is not a guarantee of future performance and that actual results may prove to be materially different from the results expressed or implied by the forward-looking statements due to a number of factors, including without limitation:
•interest rate, liquidity, economic, market, credit, operational and inflation risks associated with our business or industry, including the speed and predictability of changes in these risks;
•our ability to retain deposits and attract new deposits and loans and the composition and terms of such deposits and loans;
•our access to adequate sources of liquidity;
•business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the U.S. Federal budget, debt or debt ceiling, bank failures, or turbulence or uncertainty in domestic or foreign financial markets;
•any failure to adequately manage the transition from LIBOR as a reference rate;
•changes in the level of our nonperforming assets and charge-offs;
•the adequacy of our allowance for credit losses;
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
•political instability or the effects of war or other conflicts, including, but not limited to, the current conflict between Russia and Ukraine, as well as the civil unrest in Sudan;
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our annual report on Form 10-K for the year ended December 31, 2022, including under the caption “Risk Factors” in Item 1A of Part I, subsequent Quarterly Reports on Form 10-Q, and other reports or filings with the Securities and Exchange Commission ("SEC"). You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and cash equivalents	$516,913	$185,895
Available for sale debt securities, at fair value	593,427	607,348
Held to maturity debt securities, at amortized cost (fair value of $2,891 and $2,874 at March 31, 2023 and December 31, 2022, respectively)	3,080	3,108
Equity securities, at fair value	10,506	10,340
Loans receivable, net of allowance for credit losses ("ACL") on loans of $35,914 and $36,685 at March 31, 2023 and December 31, 2022, respectively	6,987,565	6,973,760
Accrued interest receivable	23,873	24,306
Federal Home Loan Bank ("FHLB") stock, at cost	46,007	32,694
Premises and equipment, net	13,333	13,661
Goodwill	3,297	3,297
Prepaid expenses and other assets	104,456	120,223
Total assets	$8,302,457	$7,974,632

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,649,494	$5,839,340
FHLB advances	1,701,647	1,208,147
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $184 and $215 at March 31, 2023 and December 31, 2022, respectively)	94,816	94,785
Accrued interest payable	7,430	3,964
Other liabilities and accrued expenses	91,052	84,003
Total liabilities	7,606,296	7,292,096

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, no par value; 100,000,000 shares authorized; 51,030,877 and 51,073,272 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	398,363	398,988
Retained earnings	331,069	317,711
Accumulated other comprehensive loss, net of taxes	(33,271)	(34,163)
Total stockholders' equity	696,161	682,536
Total liabilities and stockholders' equity	$8,302,457	$7,974,632
See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest and fee income:
Loans	$74,604	$53,633
Investment securities	5,488	2,301
Cash and cash equivalents	3,303	66
Total interest and fee income	83,395	56,000
Interest expense:
Deposits	37,607	6,020
FHLB advances	9,262	3,097
Junior subordinated deferrable interest debentures	966	275
Senior debt	1,574	1,574
Total interest expense	49,409	10,966
Net interest income before provision for credit losses	33,986	45,034
Reversal of provision for credit losses	(795)	(2,500)
Net interest income after provision for credit losses	34,781	47,534
Noninterest income:
FHLB dividends	577	354
Other income	658	(296)
Total noninterest income	1,235	58
Noninterest expense:
Compensation and related benefits	10,671	10,219
Deposit insurance premium	884	481
Professional and regulatory fees	436	539
Occupancy	1,184	1,194
Depreciation and amortization	649	603
Data processing	862	988
Marketing	739	458
Other expenses	1,509	1,030
Total noninterest expense	16,934	15,512
Income before provision for income taxes	19,082	32,080
Provision for income taxes	5,640	9,140
Net income	$13,442	$22,940

Basic earnings per common share	$0.26	$0.45
Diluted earnings per common share	$0.26	$0.45
Dividends per common share	$—	$0.12

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$13,442	$22,940
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities:
Unrealized holding gain (loss) arising during the period	1,257	(16,965)
Tax effect	(365)	4,919
Total other comprehensive income (loss), net of tax	892	(12,046)
Comprehensive income	$14,334	$10,894

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, December 31, 2021	51,682,398	$406,904	$262,141	$88	$669,133
Net income	—	—	22,940	—	22,940
Other comprehensive loss	—	—	—	(12,046)	(12,046)
Restricted stock award grants	206,675	—	—	—	—
Settled restricted stock units	6,759	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(62,422)	(875)	—	—	(875)
Restricted stock forfeitures	(4,100)	(4)	2	—	(2)
Stock based compensation expense	—	714	—	—	714
Shares repurchased	(425,396)	(5,637)	—	—	(5,637)
Cash dividends ($0.12 per share)	—	—	(6,227)	—	(6,227)
Balance, March 31, 2022	51,403,914	$401,102	$278,856	$(11,958)	$668,000

Balance, December 31, 2022	51,073,272	$398,988	$317,711	$(34,163)	$682,536
Cumulative effect of change in accounting principal (1)	—	—	(84)	—	(84)
Net income	—	—	13,442	—	13,442
Other comprehensive income	—	—	—	892	892
Restricted stock award grants	42,034	—	—	—	—
Settled restricted stock units	15,426	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(99,855)	(1,098)	—	—	(1,098)
Stock based compensation expense	—	473	—	—	473
Balance, March 31, 2023	51,030,877	$398,363	$331,069	$(33,271)	$696,161

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, and the related amendments which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology.

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$13,442	$22,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	649	603
Reversal of provision for credit losses	(795)	(2,500)
Amortization of deferred loan costs, net	1,373	4,792
Amortization of premiums on investment securities, net	1	337
Stock based compensation expense, net of forfeitures	473	710
Change in fair value of mortgage servicing rights	19	104
Change in fair value of equity securities	(166)	577
Other items, net	(31)	44
Effect of changes in:
Accrued interest receivable	433	(253)
Accrued interest payable	3,466	35
Prepaid expenses and other assets	5,652	4,293
Other liabilities and accrued expenses	(8,757)	3,140
Net cash provided by operating activities	15,759	34,822
Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of available for sale debt securities	15,178	38,296
Proceeds from maturities and paydowns of held to maturity debt securities	27	29
Purchases of available for sale debt securities	—	(33,140)
Net decrease (increase) in loans receivable	11,132	(81,469)
(Purchase) redemption of FHLB stock, net	(13,313)	848
Purchase of premises and equipment	(321)	(103)
Net cash provided by (used in) investing activities	12,703	(75,539)
Cash flows from financing activities:
Net (decrease) increase in deposits	(189,846)	63,004
Proceeds from long-term FHLB advances	450,000	100,000
Repayment of long-term FHLB advances	(50,000)	(100,000)
Net change in short-term FHLB advances	93,500	—
Shares withheld for taxes on vested restricted stock	(1,098)	(875)
Shares repurchased	—	(5,637)
Cash paid for dividends	—	(6,225)
Net cash provided by financing activities	302,556	50,267
Increase in cash and cash equivalents	331,018	9,550
Cash and cash equivalents, beginning of period	185,895	138,413
Cash and cash equivalents, end of period	$516,913	$147,963
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$45,943	$10,931
Income taxes	$11	$6
Supplemental non-cash disclosures:
Lease liabilities arising from obtaining right-of-use assets	$—	$16,255

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

The Bank conducts its business from its executive offices in Santa Rosa and Gardena, California, and an administrative office in Irvine, California. It has ten full service branches in California located in Sonoma, Marin, Santa Clara, and Los Angeles Counties and one full service branch in Washington located in King County. Additionally, there are several loan production offices located throughout California.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”), under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2023.

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

(Dollars in thousands, except share amounts)	Three Months Ended March 31,
	2023	2022
Net income	$13,442	$22,940

Weighted average basic common shares outstanding	50,871,173	51,337,488
Add: Dilutive effects of assumed vesting of restricted stock	32,272	76,931
Weighted average diluted common shares outstanding	50,903,445	51,414,419

Income per common share:
Basic EPS	$0.26	$0.45
Diluted EPS	$0.26	$0.45
Anti-dilutive shares not included in calculation of diluted earnings per share	19,913	20
Recently Adopted Financial Accounting Standards
FASB ASU 2016-13
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans, held to maturity (“HTM”) debt securities and off-balance sheet exposures (loan commitments, financial guarantees, standby letters of credit and other similar instruments). In addition, CECL modifies the other-than-temporary impairment ("OTTI") model for available for sale (“AFS”) debt securities to require an allowance for credit losses instead of a direct write down, which allows for reversal of credit losses in future periods based on improvements in credit quality. As permitted under ASC 326, the Company elected to maintain the same loan segments that it previously identified prior to adoption of CECL.
The Company adopted CECL using the modified retrospective method for all financial assets measured at cost, including loans, HTM debt securities and off-balance sheet credit exposures. Results for reporting periods beginning January 1, 2023 are reported under ASU 2016-13, while prior period results continue to be reported under the incurred loss model which was the previously applicable GAAP. The Company recorded an increase to its ACL of $119 thousand as a cumulative effect adjustment of adopting ASU 2016-13, with a corresponding decrease in retained earnings, net of $35 thousand in taxes, of $84 thousand. The transition adjustment reflects the results of our model in estimating lifetime expected credit losses on loans, unfunded commitments and other off-balance sheet credit exposures.

The following table illustrates the impact on the ACL due to the Company’s transition from the incurred loss methodology to the CECL methodology as of January 1, 2023:

(Dollars in thousands)	Pre-CECL Adoption	Impact of CECL Adoption	As Reported Under CECL
Assets:
ACL - Loans
Multifamily residential	$26,417	$2,882	$29,299
Single family residential	8,564	(2,472)	6,092
Commercial real estate	1,539	(784)	755
Construction and land	165	282	447
Total	$36,685	$(92)	$36,593
Liabilities:
ACL - Off-Balance Sheet Credit Exposures	$563	$211	$774
At adoption of CECL and continuing through March 31, 2023, the Company has not recorded an ACL on AFS or HTM investment securities as these investment portfolios consisted primarily of debt securities explicitly or implicitly backed by the U.S. government. Refer to Note 2, Investment Securities, for more information. The Company elected to account for accrued interest receivable separately from the amortized cost of loans and investment securities.

The following accounting policies have been updated in connection with the adoption of the CECL methodology:

Allowance for Credit Losses on Loans
The ACL on loans represents the Company’s estimate of expected lifetime credit losses for its loans at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio as of the date of the consolidated statements of financial condition. The ACL on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses. The ACL on loans is increased by the provision for credit losses on loans, which is charged against current period operating results, and decreased by reversals of loan loss provisions as well as loan charge-offs, net of recoveries.
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The Company’s ACL model utilizes an expected cash flow model to measure credit losses on an individual loan basis, which are then aggregated at the portfolio segment level and supplemented by a qualitative reserve that is applied to each portfolio segment level. Loans are segmented based on collateral type and consist of the following segments:
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
The Company’s ACL model methodology incorporates assumptions for the probability of default ("PD"), loss given default ("LGD"), and prepayments and curtailments over the contractual terms of the loans. Under the methodology, the ACL reflects the difference between the amortized cost basis and the net expected cash flows of a loan. In determining the PD, the model utilizes both macroeconomic and individual loan characteristics, such as loan-to-value, debt service coverage, seasoning, performance, collateral type, geography and credit score. For each period in a loan’s expected life, the model combines loan characteristics with forecasted economic conditions to determine the likely performance of a loan. With respect to LGD, the model estimates loss severity for secured loans primarily based on the loan type and value of collateral. Collateral values are estimated based on a third-party proprietary database that considers actual historical loan sales. The use of reasonable and supportable forecasts requires significant judgment. The ACL model leverages projections provided by reputable, well-recognized independent economic advisory companies and incorporates a forecast of macroeconomic factors which is updated quarterly. In addition, the ACL model incorporates two years of projected property type performance, such as property value growth and net operating income growth, also updated quarterly. For periods beyond the initial two years for property type performance, forecasts revert to a historical mean over the following three years and subsequently, to the U.S. historical average beyond that.
In calculating its ACL, management considers whether qualitative adjustments to the quantitative model, previously described, are needed. Qualitative adjustments may be related to and include, but are not limited to factors such as: differences in segment-specific risk characteristics, periods wherein current conditions and reasonable and supportable forecasts of economic conditions differ from the conditions that existed at the time of the estimated loss calculation, model limitations identified through back-testing and management’s overall assessment of the adequacy of the ACL. Qualitative internal and external risk factors that are periodically evaluated by management include, but are not limited to, the following:
•Changes in the nature and volume of loans;
•Changes in economic conditions and forecasts;
•Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of criticized and classified loans;
•The existence and effect of loan concentrations;
•Changes in lending policies and procedures;
•Changes in the experience, ability and depth of lending management and other relevant staff;
•Changes in the quality of our systematic loan review processes; and
•The effect of other external factors, such as legal and regulatory requirements on the level of estimated credit losses in the portfolio.
Generally, the measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. Loans that do not share similar risk characteristics are evaluated individually for credit loss and are not included in the evaluation process discussed above. Individually evaluated loans may consist of loans that are classified as collateral dependent, or of loans that management has determined to not share risk characteristics with collectively evaluated loans. Collateral dependent loans represent loans where management has determined that foreclosure is probable, or where a borrower is experiencing financial difficulty at the reporting date and loan repayment is expected to be provided generally through the operation or sale of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs, as appropriate.
Loans with terms that have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are evaluated for an ACL utilizing one of the methodologies above.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
The Company makes commitments to extend credit to meet the financing needs of customers in the form of loans or lines of credit. The Company maintains an ACL on unfunded commitments and other off-balance sheet credit exposures in other liabilities and accrued expenses in the consolidated statements of financial condition. This ACL is estimated over a commitment's contractual period and is determined in a manner consistent with the ACL for loans, which includes consideration of the likelihood that funding will occur. Adjustments to the ACL for off-balance sheet credit exposures are included in the provision for credit losses in the unaudited consolidated statements of income.
Allowance for Credit Losses on Held to Maturity Securities
The Company measures expected credit losses on HTM investment securities on a collective basis by major security type. Accrued interest receivable on HTM investment securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Because substantially all of the Company’s HTM investment securities are either explicitly or implicitly guaranteed by U.S. Government entities or its agencies, the Company does not anticipate any credit related losses in this investment portfolio. Changes in the ACL on HTM securities, if any, are recorded in the provision for credit losses in the unaudited consolidated statements of income. Losses are charged against the ACL when management believes the uncollectibility of a HTM security is confirmed.
Allowance for Credit Losses on Available for Sale Securities
For AFS investment securities in an unrealized loss position, the Company initially assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost is written down to fair value through income. For AFS investment securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists, an allowance for credit loss is recorded to the extent that the fair value is less than the amortized cost basis. Because substantially all of the Company’s AFS investment securities are either explicitly or implicitly guaranteed by U.S. Government entities or its agencies, the Company does not anticipate any credit related losses in this investment portfolio. Any impairment that has not been recorded through an ACL on AFS securities is recognized in other comprehensive income. Changes in the ACL on AFS securities, if any, are recorded in the provision for credit losses in the unaudited consolidated statements of income. Losses are charged against the ACL when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses.
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

2.     INVESTMENT SECURITIES
Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2023:
Government and Government Sponsored Entities:
Commercial mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$358,558	$217	$(25,050)	$333,725
Residential MBS and CMOs	216,656	12	(21,125)	195,543
Agency bonds	41,196	88	(124)	41,160
Other asset backed securities ("ABS")	23,916	—	(917)	22,999
Total available for sale debt securities	$640,326	$317	$(47,216)	$593,427
At December 31, 2022:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$365,207	$265	$(24,736)	$340,736
Residential MBS and CMOs	221,994	22	(22,632)	199,384
Agency bonds	42,540	189	(99)	42,630
Other ABS	25,763	—	(1,165)	24,598
Total available for sale debt securities	$655,504	$476	$(48,632)	$607,348
Net unrealized losses on available for sale investment securities are recorded as accumulated other comprehensive loss within stockholders’ equity and totaled $33.3 million and $34.2 million, net of $13.6 million and $14.0 million in tax assets, at March 31, 2023 and December 31, 2022, respectively. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities during the three months ended March 31, 2023 or 2022.

The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$146,394	$(2,205)	$150,521	$(22,845)	$296,915	$(25,050)
Residential MBS and CMOs	69,012	(2,781)	121,213	(18,344)	190,225	(21,125)
Agency bonds	31,218	(124)	—	—	31,218	(124)
Other ABS	—	—	22,999	(917)	22,999	(917)
Total available for sale debt securities	$246,624	$(5,110)	$294,733	$(42,106)	$541,357	$(47,216)
At March 31, 2023, the Company held 58 commercial MBS and CMOs of which 51 were in a loss position and 26 had been in a loss position for twelve months or more. The Company held 89 residential MBS and CMOs of which 86 were in a loss position and 27 had been in a loss position for twelve months or more. The Company held six agency bonds of which three were in a loss position for less than twelve months. The Company held three other ABS of which all three were in a loss position for twelve months or more.

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
At December 31, 2022, the Company held 58 commercial MBS and CMOs of which 50 were in a loss position and 15 had been in a loss position for twelve months or more. The Company held 90 residential MBS and CMOs of which 86 were in a loss position and 14 had been in a loss position for twelve months or more. The Company held six agency bonds of which one was in a loss position for less than twelve months. The Company held three other ABS of which three were in a loss position and two had been in a loss position for twelve months or more.
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2023 or December 31, 2022. Additionally, the Company had no ACL recorded for available for sale investment securities at March 31, 2023.
As of March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.
Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of March 31, 2023:
Government Sponsored Entities:
Residential MBS	$3,022	$—	$(189)	$2,833
Other investments	58	—	—	58
Total held to maturity investment securities	$3,080	$—	$(189)	$2,891
As of December 31, 2022:
Government Sponsored Entities:
Residential MBS	$3,047	$—	$(234)	$2,813
Other investments	61	—	—	61
Total held to maturity investment securities	$3,108	$—	$(234)	$2,874
The following table summarizes the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
As of March 31, 2023:
Government Sponsored Entities:
Residential MBS	$1,652	$(100)	$1,181	$(89)	$2,833	$(189)
As of December 31, 2022:
Government Sponsored Entities:
Residential MBS	$2,813	$(234)	$—	$—	$2,813	$(234)
At March 31, 2023, the Company had seven held to maturity residential MBS of which all seven were in a loss position and three had been in a loss position for twelve months or more. At December 31, 2022, the Company had seven held to maturity residential MBS of which all seven were in a loss position for less than twelve months.
The unrecognized losses on the Company’s held to maturity investments at March 31, 2023 were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2023 or December 31, 2022. Additionally, the Company had no ACL recorded for held to maturity investment securities at March 31, 2023.
The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of March 31, 2023:

	March 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
Five to ten years	$37,479	$37,421
Beyond ten years	3,717	3,739
MBS, CMOs and other ABS	599,130	552,267
Total available for sale debt securities	$640,326	$593,427
Held to maturity investments securities
Five to ten years	$58	$58
MBS	3,022	2,833
Total held to maturity debt securities	$3,080	$2,891
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities, collateralized mortgage obligations and other asset backed securities are not included in the maturity categories above and instead are shown separately. As of March 31, 2023, securities with an amortized cost totaling $612.3 million were pledged to the FHLB and Federal Reserve Bank of San Francisco ("FRB") to secure borrowing arrangements. See Note 9 for additional information. No securities were pledged as of December 31, 2022.
Equity Securities
Equity securities consist of investments in a qualified community reinvestment fund. At March 31, 2023 and December 31, 2022, the fair value of equity securities totaled $10.5 million and $10.3 million, respectively. Changes in fair value are recognized in other noninterest income and totaled $166 thousand and $(577) thousand during the three months ended March 31, 2023 and 2022, respectively. There were no sales of equity securities during the three months ended March 31, 2023 or 2022.
3.     LOANS
Loans consist of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Mortgages on:
Multifamily residential	$4,522,072	$4,532,312
Single family residential	2,308,485	2,283,628
Commercial real estate	168,049	172,258
Construction and land	24,873	22,247
Total	7,023,479	7,010,445
Allowance for credit losses on loans	(35,914)	(36,685)
Loans, net	$6,987,565	$6,973,760

Certain loans have been pledged to secure borrowing arrangements (see Note 9).
Prior to the Company’s adoption of CECL on January 1, 2023, the Company maintained an allowance for loan losses ("ALLL") in accordance with the probable incurred loss model. The probable incurred loss model was reflective of estimates for loan losses incurred and inherent in the loan portfolio as of the balance sheet date, and did not reflect current estimates of future expected credit losses over the lives of the Company’s loans, as now required by CECL.
The following table summarizes activity in and the allocation of the allowance for credit losses by portfolio segment during the three months ended March 31, 2023:

	Allowance for Credit Losses
(Dollars in thousands)	Beginning Balance	Impact of CECL Adoption	Charge-Offs	Recoveries	Provision	Ending Balance
Multifamily residential	$26,417	$2,882	$—	$—	$(2,007)	$27,292
Single family residential	8,564	(2,472)	—	—	1,339	7,431
Commercial real estate	1,539	(784)	—	—	22	777
Construction and land	165	282	—	—	(33)	414
Allowance for credit losses on loans	36,685	(92)	—	—	(679)	35,914
Allowance for credit losses on off-balance sheet credit exposures	563	211	—	—	(116)	658
Total	$37,248	$119	$—	$—	$(795)	$36,572
The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment during the three months ended March 31, 2022:

	Allowance for Loan Losses
(Dollars in thousands)	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Multifamily residential	$26,043	$—	$—	$(1,892)	$24,151
Single family residential	7,224	—	—	(427)	6,797
Commercial real estate	2,094	—	—	(212)	1,882
Construction and land	174	—	—	31	205
Allowance for loan losses	$35,535	$—	$—	$(2,500)	$33,035
The Company assigns a risk rating to all loans and periodically performs detailed reviews of loans to identify credit risks and to assess the overall collectability of the portfolio. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, as well as the financial performance and/or other characteristics of loan collateral. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into six major categories, defined as follows:
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

The following table presents the internal risk ratings for total loans by portfolio segment of loan and origination year as of March 31, 2023, as well as gross charge-offs for the three months ended March 31, 2023:

(Dollars in thousands)	Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Multifamily residential
Pass	$23,568	$1,183,333	$1,216,122	$720,962	$429,745	$887,435	$4,461,165
Watch	—	691	12,054	4,833	6,358	18,619	42,555
Special Mention	—	—	—	—	1,731	—	1,731
Substandard	—	—	—	3,584	3,875	9,162	16,621
Total	$23,568	$1,184,024	$1,228,176	$729,379	$441,709	$915,216	$4,522,072
Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Single family residential
Pass	$65,714	$835,490	$732,585	$167,821	$142,040	$350,157	$2,293,807
Watch	—	1,418	1,151	—	3,869	6,510	12,948
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,730	1,730
Total	$65,714	$836,908	$733,736	$167,821	$145,909	$358,397	$2,308,485
Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$—	$24,186	$1,942	$11,607	$24,216	$104,546	$166,497
Watch	—	—	—	—	—	604	604
Special Mention	—	—	—	—	948	—	948
Substandard	—	—	—	—	—	—	—
Total	$—	$24,186	$1,942	$11,607	$25,164	$105,150	$168,049
Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Construction and land
Pass	$—	$6,528	$18,345	$—	$—	$—	$24,873
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$—	$6,528	$18,345	$—	$—	$—	$24,873
Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$89,282	$2,049,537	$1,968,994	$900,390	$596,001	$1,342,138	$6,946,342
Watch	—	2,109	13,205	4,833	10,227	25,733	56,107
Special Mention	—	—	—	—	2,679	—	2,679
Substandard	—	—	—	3,584	3,875	10,892	18,351
Total	$89,282	$2,051,646	$1,982,199	$908,807	$612,782	$1,378,763	$7,023,479
Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—

The following table summarizes the loan portfolio allocated by management’s internal risk ratings at December 31, 2022.

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Construction and Land	Total
Grade:
Pass	$4,469,443	$2,269,325	$169,711	$22,247	$6,930,726
Watch	44,436	11,341	1,594	—	57,371
Special mention	2,460	—	953	—	3,413
Substandard	15,973	2,962	—	—	18,935
Total	$4,532,312	$2,283,628	$172,258	$22,247	$7,010,445
The following table summarizes an aging analysis of the loan portfolio by the time past due as of the dates indicated below:

(Dollars in thousands)	30-59 Days	60-89 Days	90+ Days	Total Past Due	Current	Total
As of March 31, 2023:
Loans:
Multifamily residential	$5,531	$—	$3,121	$8,652	$4,513,420	$4,522,072
Single family residential	1,665	—	—	1,665	2,306,820	2,308,485
Commercial real estate	—	—	—	—	168,049	168,049
Construction and land	—	—	—	—	24,873	24,873
Total	$7,196	$—	$3,121	$10,317	$7,013,162	$7,023,479
As of December 31, 2022:
Loans:
Multifamily residential	$—	$—	$3,023	$3,023	$4,529,289	$4,532,312
Single family residential	—	—	104	104	2,283,524	2,283,628
Commercial real estate	—	—	—	—	172,258	172,258
Construction and land	—	—	—	—	22,247	22,247
Total	$—	$—	$3,127	$3,127	$7,007,318	$7,010,445
As of both March 31, 2023 and December 31, 2022, there were no loans that were past due over 89 days and still accruing interest.
Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral. Collateral dependent loans are evaluated individually for purposes of measuring the ACL, which is determined based on the estimated fair value of the collateral. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded. The following table presents the amortized cost basis of collateral dependent loans by loan type at March 31, 2023.

	Amortized Cost by Collateral Type			Allowance for Credit Losses
(Dollars in thousands)	Residential	Office	Industrial
Multifamily residential	$3,504	$—	$—	$—
Single family residential	1,466	—	—	—
Total	$4,970	$—	$—	$—

The following table summarizes information related to impaired loans at December 31, 2022:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$485	$562	$—
Single family residential	5,580	5,779	—
	6,065	6,341	—
With an allowance recorded:
Multifamily residential	3,024	3,002	600
Single family residential	801	798	25
	3,825	3,800	625
Total:
Multifamily residential	3,509	3,564	600
Single family residential	6,381	6,577	25
	$9,890	$10,141	$625
The following table summarizes information related to impaired loans for the three months ended March 31, 2022:

(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$503	$8	$8
Single family residential	4,830	43	19
	5,333	51	27
With an allowance recorded:
Single family residential	835	6	—
	835	6	—
Total:
Multifamily residential	503	8	8
Single family residential	5,665	49	19
	$6,168	$57	$27
The following table summarizes the allocation of the allowance for loan losses by impairment methodology as of December 31, 2022:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Construction and Land	Total
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$600	$25	$—	$—	$625
Loans collectively evaluated for impairment	25,817	8,539	1,539	165	36,060
Ending balance	$26,417	$8,564	$1,539	$165	$36,685
Loans:
Ending balance: individually evaluated for impairment	$3,509	$6,381	$—	$—	$9,890
Ending balance: collectively evaluated for impairment	4,528,803	2,277,247	172,258	22,247	7,000,555
Ending balance	$4,532,312	$2,283,628	$172,258	$22,247	$7,010,445

The following table summarizes the population of loans with active payment modifications for borrowers experiencing financial difficulty as of March 31, 2023:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Construction and Land	Total
Loan modifications	$—	$1,200	$—	$—	$1,200
% of loan modifications to total loan category	—	0.05%	—	—	0.02%
Weighted average interest rate reductions	—%	0.20%	—%	—%	0.20%
Weighted average term extension	—	6 months	—	—	6 months
The Company had no modified loans with a subsequent payment default within the twelve months following their modification during the quarter ended March 31, 2023. A loan is considered to be in default once it is 90 days contractually past due under the modified terms.
The following table summarizes the recorded investment related to troubled debt restructurings ("TDRs") at December 31, 2022:

(Dollars in thousands)
Troubled debt restructurings:
Single family residential	$1,211
The Company had allocated $25 thousand of its allowance for loan losses for loans modified in TDRs at December 31, 2022. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs.
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
The Company had no TDRs with a subsequent payment default within the twelve months following their modification during the three months ended March 31, 2022. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

4.     NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned. The following table presents the composition of non-accrual loans as of the dates indicated below:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Non-Accrual Loans with No ACL	Non-Accrual Loans	Non-Accrual Loans with No ALLL	Non-Accrual Loans
Multifamily residential	$3,504	$3,504	$3,509	$3,509
Single family residential	1,466	1,466	2,962	2,962
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Total	$4,970	$4,970	$6,471	$6,471

The allowance for non-accrual loans is based on the CECL cash flow methodology discussed in Note 1, “Summary of Significant Accounting Policies", unless the loan is considered collateral dependent. The allowance for collateral dependent loans is determined based on the estimated fair value of the underlying collateral.

Interest income on non-accrual loans is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loans are deemed to be fully collectible. If there is doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on non-accrual loans during the three months ended March 31, 2023 and 2022 totaling $28 thousand and $27 thousand, respectively. Contractual interest not recorded on nonperforming loans during the three months ended March 31, 2023 and 2022 totaled $118 thousand and $7 thousand, respectively.
The Company did not own any other real estate owned as of March 31, 2023 and December 31, 2022.
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

(Dollars in thousands)	March 31, 2023	December 31, 2022
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$78,312	$80,478
Other financial institutions	37,220	37,503
Total mortgage loans serviced for others	$115,532	$117,981
Custodial account balances maintained in connection with serviced loans totaled $1.6 million and $234 thousand at March 31, 2023 and December 31, 2022, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Beginning balance	$688	$915
Additions	—	—
Disposals	—	—
Changes in fair value due to changes in assumptions	—	—
Other changes in fair value	(19)	(104)
Ending balance	$669	$811
Fair value as of March 31, 2023 was determined using a discount rate of 10%, prepayment speeds ranging from 5.4% to 32.7% and a weighted average default rate of 5%. The weighted average prepayment speed at March 31, 2023 was 24.5%. Fair value as of December 31, 2022 was determined using a discount rate of 10%, prepayment speeds ranging from 3.5% to 32.3% and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2022 was 23.0%.
6.     LEASES
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2023 and 2033, with certain leases containing five-year renewal options. The Company includes lease extension options in the lease term if it is reasonably certain the Company will exercise the option, when considering the economic incentive to do so. Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. All of the Company’s leases are classified as operating leases.
The Company records operating lease right-of-use assets and operating lease liabilities on the Company's consolidated statements of financial condition. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.
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

Supplemental lease information as of March 31, 2023 and December 31, 2022 is as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Operating lease right-of-use assets included in prepaid expenses and other assets	$12,478	$13,244
Operating lease liabilities included in other liabilities and accrued expenses	12,478	13,316
Weighted average remaining lease term (years) of operating leases	5.0	5.1
Weighted average discount rate of operating leases	2.73%	2.69%
Supplemental lease information for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Operating lease costs included in occupancy expense	$904	$929
Cash paid for amounts included in the measurement of operating lease liabilities	976	1,033

At March 31, 2023, future undiscounted lease payments with initial terms of one year or more are as follows:

(Dollars in thousands)
April 1 - December 31, 2023	$2,537
2024	2,803
2025	2,388
2026	2,203
2027	1,964
Thereafter	1,640
Total undiscounted lease payments	13,535
Less: Imputed interest	(1,057)
Net lease liabilities	$12,478
7.     QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS
The Company is invested in qualified affordable housing projects that are expected to provide federal and state tax credits in the future. The investments are accounted for using the proportional amortization method. As of March 31, 2023 and December 31, 2022, the Company was committed to invest $18.0 million and $17.9 million, respectively, of which $5.2 million and $4.8 million, respectively, had been funded and was included in prepaid expenses and other assets in the consolidated statements of financial condition. The total unfunded commitments related to the investments totaled $12.8 million and $13.1 million at March 31, 2023 and December 31, 2022, respectively, and were included in other liabilities and accrued expenses in the consolidated statements of financial condition. During the three months ended March 31, 2023 and 2022, the Company recognized amortization expense of $364 thousand and $136 thousand, respectively, and tax benefits related to the investments of $119 thousand and $196 thousand, respectively. Amortization expense and tax benefits are included in the provision for income taxes in the unaudited consolidated statements of income.

8.     DEPOSITS
A summary of deposits at March 31, 2023 and December 31, 2022 is as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Time deposits	$3,405,641	$3,134,373
Money market savings	1,271,147	1,718,008
Money market checking	754,080	728,231
Interest-bearing demand	143,870	158,068
Noninterest-bearing demand	74,756	100,660
Total	$5,649,494	$5,839,340
The Company had time deposits that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250 thousand of $1.4 billion and $1.3 billion at March 31, 2023 and December 31, 2022, respectively.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $543.4 million and $455.8 million at March 31, 2023 and December 31, 2022, respectively. The increase in brokered deposits was utilized to partially offset retail deposit declines during the three months ended March 31, 2023.
Maturities of the Company’s time deposits at March 31, 2023 are summarized as follows:

(Dollars in thousands)
April 1 - December 31, 2023	$2,462,856
2024	919,568
2025	7,357
2026	10,450
2027	4,537
Thereafter	873
Total	$3,405,641
9.     FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets, provided that adequate collateral has been pledged. As of March 31, 2023, the Bank had pledged various mortgage loans and securities to secure these borrowing arrangements totaling approximately $4.3 billion and $258.3 million, respectively, compared to pledged mortgage loans totaling approximately $4.2 billion as of December 31, 2022. Additionally, the FHLB stock held by the Bank as of both dates further secure these arrangements.
The Bank has access to the Loan and Discount Window of the FRB and the FRB's new Bank Term Funding Program ("BTFP"). Advances under these programs are subject to the Bank providing qualifying collateral. Mortgage loans totaling approximately $2.5 billion and $904.9 million as of March 31, 2023 and December 31, 2022, respectively, secure the discount window borrowing arrangement. Securities with a current par value totaling $354.0 million secure the BFTP as of March 31, 2023. No securities were pledged to secure FRB borrowings as of December 31, 2022. There were no borrowings outstanding with the FRB as of March 31, 2023 or December 31, 2022.

The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

	Outstanding Balances		As of March 31, 2023
(Dollars in thousands)	March 31, 2023	December 31, 2022	Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate	Maturity Dates
Fixed rate short-term	$150,000	$56,500	5.27%	5.27%	5.27%	June 2023
Fixed rate long-term(1)	1,551,647	1,151,647	0.38%	7.33%	3.15%	May 2023 to March 2030
	$1,701,647	$1,208,147
(1) Included in total fixed rate long-term advances is a $200.0 million advance which matures in September 2025 and contains a FHLB quarterly call provision beginning in September 2023.
The Bank's available borrowing capacity based on loans and securities pledged to the FHLB and the FRB totaled $2.3 billion and $1.7 billion at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the Bank had aggregate loan balances of $17.8 million and $1.1 billion, respectively available to pledge to the FHLB and FRB to increase its borrowing capacity. As of March 31, 2023 and December 31, 2022, the Bank pledged as collateral a $62.6 million FHLB letter of credit to Freddie Mac related to our multifamily securitization reimbursement obligation.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the three months ended March 31, 2023, there was a maximum amount of short-term borrowings outstanding of $150.0 million, an average amount outstanding of $49.0 million, with a weighted average interest rate of 5.05%. During the three months ended March 31, 2022, there was a maximum amount of short-term borrowings outstanding of $135.3 million, an average amount outstanding of $21.7 million, with a weighted average interest rate of 0.34%.
The following table summarizes scheduled principal payments on FHLB advances over the next five years as of March 31, 2023:

(Dollars in thousands)
April 1 - December 31, 2023	$350,000
2024	500,000
2025	751,500
2026	100,000
2027	—
Thereafter	147
$1,701,647
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
The following table is a summary of the outstanding Trust Securities and Notes at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	6.25%	$41,238	6.15%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	6.49%	$20,619	6.39%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
11.     SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$184	$95,000	$215	9/30/2024	6.50%
12.     DERIVATIVES AND HEDGING ACTIVITIES
From time to time, the Company utilizes interest rate swaps and other derivative financial instruments as part of its asset liability management strategy to manage interest rate risk positions.

Fair Value Hedges of Interest Rate Risk
As of March 31, 2023, the Company held 11 interest rate swaps with a total notional amount of $1.8 billion, two of which, with an aggregate notional amount of $400 million, have effective dates in April and June 2023. The swaps provide a hedge against the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period.

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

The following table presents the effect of the Company’s interest rate swaps on the unaudited consolidated statements of income for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Derivative - interest rate swaps:
Interest income (loss)	$8,164	$(65)
Hedged items - loans:
Interest income (loss)	62	(13)
Net increase (decrease) in interest income	$8,226	$(78)

The following table presents the fair value of the Company’s interest rate swaps, as well as their classification in the consolidated statements of financial condition as of March 31, 2023 and December 31, 2022:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
As of March 31, 2023:
Interest Rate Swaps	$1,800,000	Prepaid Expenses and Other Assets	$11,763	Other Liabilities and Accrued Expenses	$18,053
As of December 31, 2022:
Interest Rate Swaps	$1,850,000	Prepaid Expenses and Other Assets	$21,323	Other Liabilities and Accrued Expenses	$2,136

As of March 31, 2023 and December 31, 2022, the following amounts were recorded in the consolidated statements of financial condition related to cumulative basis adjustments for its fair value hedges:

Line Item in the Consolidated Statements of Financial Condition in Which the Hedged Items are Included (1)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
As of March 31, 2023:
Loans receivable, net	$1,806,180	$6,180
As of December 31, 2022:
Loans receivable, net	$1,430,641	$(19,359)
(1) These amounts include the amortized cost basis of portfolio loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2023 and December 31, 2022, the amortized cost basis of the portfolio loans used in these hedging relationships were $4.5 billion and $3.9 billion, respectively.
As of March 31, 2023, the Company had $8.7 million in cash collateral posted in connection with its interest rate swaps. There was no cash collateral posted as of December 31, 2022.
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

All RSAs and RSUs are granted at the fair value of the common stock at the time of the award. RSAs and RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period. Non-cash stock compensation expense recognized for RSAs for the three months ended March 31, 2023 and 2022 totaled $473 thousand and $710 thousand, respectively. The fair value of RSAs that vested during the three months ended March 31, 2023 and 2022 totaled $2.7 million and $2.6 million, respectively.

As of both March 31, 2023 and December 31, 2022, there was $2.4 million of unrecognized compensation expense related to 232,459 and 414,004 unvested RSAs, respectively, which amounts were expected to be expensed over a weighted average period of 1.50 years and 1.74 years, respectively. As of March 31,

2023 and December 31, 2022, 65,799 and 81,225 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections. There were no unvested RSUs at March 31, 2023 or December 31, 2022.

The following table summarizes share information about RSAs and RSUs:

	Three Months Ended March 31,
	2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	495,229	$11.89	581,189	$10.56
Shares granted	42,034	11.24	206,675	13.81
Shares settled	(239,005)	11.81	(253,706)	10.45
Shares forfeited	—	—	(4,100)	11.93
End of the period balance	298,258	$11.87	530,058	$11.87
Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At March 31, 2023 and December 31, 2022, there were 1,640,434 and 1,682,468 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. RSU awards were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan and were excluded from the shares reserved and available for grant under the Omnibus Plan.
14.     FAIR VALUE MEASUREMENTS
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
The fair value of collateral dependent loans were measured based on the fair value of the collateral at the reporting date, adjusted for selling costs. The fair value of collateral dependent loans was determined utilizing estimates resulting in a Level 3 classification.
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments were as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2023:
Financial assets:
Cash and cash equivalents	$516,913	$516,913	$516,913	$—	$—
Debt securities:
Available for sale	593,427	593,427	—	593,427	—
Held to maturity	3,080	2,891	—	2,891	—
Equity securities	10,506	10,506	—	10,506	—
Loans receivable, net	6,987,565	6,662,388	—	—	6,662,388
Accrued interest receivable	23,873	23,873	580	2,027	21,266
FHLB stock	46,007	N/A	N/A	N/A	N/A
Interest rate swaps	11,763	11,763	—	11,763	—
Financial liabilities:
Deposits	$5,649,494	$5,618,781	$2,013,853	$3,604,928	$—
FHLB advances	1,701,647	1,670,831	—	1,670,831	—
Junior subordinated deferrable interest debentures	61,857	57,653	—	57,653	—
Senior debt	94,816	93,128	—	93,128	—
Accrued interest payable	7,430	7,430	—	7,430	—
Interest rate swaps	18,053	18,053	—	18,053	—
As of December 31, 2022:
Financial assets:
Cash and cash equivalents	$185,895	$185,895	$185,895	$—	$—
Debt securities:
Available for sale	607,348	607,348	—	607,348	—
Held to maturity	3,108	2,874	—	2,874	—
Equity securities	10,340	10,340	—	10,340	—
Loans receivable, net	6,973,760	6,743,783	—	—	6,743,783
Accrued interest receivable	24,306	24,306	58	4,171	20,077
FHLB stock	32,694	N/A	N/A	N/A	N/A
Interest rate swaps	21,323	21,323	—	21,323	—
Financial liabilities:
Deposits	$5,839,340	$5,789,929	$2,449,966	$3,339,963	$—
FHLB advances	1,208,147	1,153,511	—	1,153,511	—
Junior subordinated deferrable interest debentures	61,857	56,967	—	56,967	—
Senior debt	94,785	94,652	—	94,652	—
Accrued interest payable	3,964	3,964	—	3,964	—
Interest rate swaps	2,136	2,136	—	2,136	—
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

Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2023 and December 31, 2022.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2023:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$333,725	$—	$333,725	$—
Residential MBS and CMOs	195,543	—	195,543	—
Agency bonds	41,160	—	41,160	—
Other ABS	22,999	—	22,999	—
Total available for sale debt securities	$593,427	$—	$593,427	$—
Equity securities	$10,506	$—	$10,506	$—
Mortgage servicing rights	669	—	—	669
Interest rate swaps	11,763	—	11,763	—
Financial Liabilities:
Interest rate swaps	$18,053	$—	$18,053	$—
As of December 31, 2022:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$340,736	$—	$340,736	$—
Residential MBS and CMOs	199,384	—	199,384	—
Agency bonds	42,630	—	42,630	—
Other ABS	24,598	—	24,598	—
Total available for sale debt securities	$607,348	$—	$607,348	$—
Equity securities	$10,340	$—	$10,340	$—
Mortgage servicing rights	688	—	—	688
Interest rate swaps	21,323	—	21,323	—
Financial Liabilities:
Interest rate swaps	$2,136	$—	$2,136	$—
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2023 or 2022.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date.

At both March 31, 2023 and December 31, 2022, there were no assets or liabilities measured at fair value on a non-recurring basis and the Company held no other real estate owned.

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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $270 thousand and $439 thousand as of March 31, 2023 and December 31, 2022, respectively, based upon an analysis of quantitative and qualitative data of the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation. In connection with the adoption the CECL accounting standard on January 1, 2023, the Company decreased the allowance for the reimbursement obligation by $119 thousand, which represented the difference between the CECL methodology and the prior methodology utilized for estimating losses for its reimbursement obligation.
16.     LOAN SALE AND SECURITIZATION ACTIVITIES
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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If the Bank's capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At March 31, 2023, the Bank’s net worth was $838.6 million which equates to its Tier 1 capital of $868.5 million plus goodwill of $3.3 million and accumulated other comprehensive loss related to net unrealized losses on available for sale securities of $33.3 million.

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
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Proceeds from loan sales	$—	$—
Servicing fees	64	97
The following table provides information about the loans transferred through sales or securitization and not recorded in the consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of March 31, 2023:
Principal balance of loans	$10,907	$104,625
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2022:
Principal balance of loans	$11,000	$106,981
Loans 90+ days past due	—	—
Charge-offs, net	—	—
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
At March 31, 2023 and December 31, 2022, the Company had outstanding commitments of approximately $36.7 million and $37.7 million, respectively, for loans. Unfunded commitment reserves totaled $389 thousand and $125 thousand at March 31, 2023 and December 31, 2022, respectively. The Company adopted the CECL accounting standard on January 1, 2023. Upon adoption, the Company increased the allowance for unfunded loan commitments by $330 thousand, which represented the difference between the allowance calculated under the CECL methodology as of January 1, 2023 and the incurred loss methodology as of December 31, 2022. The $330 thousand increase in the allowance for unfunded loan commitments was primarily due to higher lifetime expected losses on unfunded commitments on construction loans under the CECL methodology.
Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations or cash flows. In the ordinary course of operations, as well as in connection with the pending merger with WAFD, the Company may be party to various legal proceedings.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured portions of these balances are limited to $250 thousand per institution based on FDIC insurance limits. At March 31, 2023 and December 31, 2022, the Company had $854 thousand and $25.0 million, respectively, in uninsured available cash balances. Additionally, the Company had $8.7 million in restricted cash as collateral for its interest rate swap agreements at a correspondent bank as of March 31, 2023, compared to none at December 31, 2022. The Company also has established federal funds lines of credit with correspondent banks totaling $50.0 million at both March 31, 2023 and December 31, 2022, none of which were advanced at those dates. The Company periodically monitors the financial condition and capital adequacy of these correspondent banks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at March 31, 2023 and December 31, 2022 and our results of operations for the three months ended March 31, 2023 and December 31, 2022 and the three months ended March 31, 2023 and 2022, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on February 22, 2023 (our “Annual Report”) and with the accompanying Notes to Unaudited Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings (the "Bank"), the discussion and analysis relates to activities primarily conducted by the Bank.
Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank with $8.3 billion in assets at March 31, 2023. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank ("FHLB") and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.
Selected Financial Data
The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three months March 31, 2023 and 2022 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Report. The selected historical consolidated financial data for the three months ended December 31, 2022 are derived from our unaudited consolidated financial statements which are included in our previously filed Form 8-K on January 24, 2023 as Exhibit 99.1. The Company’s historical results for any prior period are not necessarily indicative of future performance.

	As of or For the Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2023	December 31, 2022	March 31, 2022
Statements of Income and Financial Condition Data
Net Income	$13,442	$13,689	$22,940
Pre-tax, pre-provision net earnings (1)	$18,287	$20,431	$29,580
Total assets	$8,302,457	$7,974,632	$7,260,826
Per Common Share
Diluted earnings per share	$0.26	$0.27	$0.45
Book value per share	$13.64	$13.36	$13.00
Tangible book value per share (1)	$13.58	$13.30	$12.93
Selected Ratios
Return on average:
Assets	0.67%	0.69%	1.28%
Stockholders' equity	7.78%	8.04%	13.60%
Dividend payout ratio	—%	44.84%	27.14%
Net interest margin	1.72%	2.01%	2.54%
Efficiency ratio (1)	48.08%	49.23%	34.40%
Noninterest expense to average assets	0.84%	1.00%	0.86%
Loan to deposit ratio	124.32%	120.06%	113.66%
Credit Quality Ratios
Allowance for credit losses on loans to total loans	0.51%	0.52%	0.52%
Allowance for credit losses on loans to nonperforming loans	722.62%	566.91%	1,450.81%
Nonperforming assets to total assets	0.06%	0.08%	0.03%
Net charge-offs to average loans	—%	—%	—%
Capital Ratios
Tier 1 leverage ratio	9.73%	9.72%	10.27%
Total risk-based capital ratio	19.50%	19.14%	19.37%

(1) Considered a non-GAAP financial measure. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - ‘‘Non-GAAP Financial Measures’’ for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. Pre-tax, pre-provision net earnings is defined as net income before taxes and provision for credit losses. Tangible book value per share is defined as total assets less goodwill and total liabilities divided by period end shares outstanding. Efficiency ratio is defined as the ratio of noninterest expense to net interest income plus noninterest income.

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
Our most significant accounting policies are described in Note 1 to our audited financial statements for the year ended December 31, 2022, included in our Annual Report. We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.
Allowance for Credit Losses ("ACL") on Loans
The Company adopted the current expected credit loss ("CECL") allowance methodology on January 1, 2023. The

ACL on loans represents the Company’s estimate of expected lifetime credit losses for its loans at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio as of the date of the consolidated statements of financial condition. The ACL on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses. Loans are charged-off against the allowance when management believes that the uncollectibility of a loan is confirmed. Recoveries will never exceed the aggregate of amounts previously charged-off.
While management estimates the ACL balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts, inherent uncertainties in the estimation process make it reasonably possible that ultimate losses may vary significantly from our original estimates.
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

Non-GAAP Financial Measures
Some of the financial measures discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations contain financial measures that are not measures recognized under GAAP and therefore, are considered non-GAAP financial measures, including pre-tax, pre-provision net earnings, efficiency ratio, tangible assets, tangible stockholders' equity and tangible book value per share.

Our management uses these non-GAAP financial measures in their analysis of the Company’s performance, financial condition and the efficiency of its operations. We believe that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods and other companies, as well as demonstrate the effects of significant changes in the current period. We also believe that investors find these non-GAAP financial measures useful as they assist investors in understanding our underlying operating performance and the analysis of ongoing operating trends. However, we acknowledge that our non-GAAP financial measures have a number of limitations. You should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose, but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or For the Three Months Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Pre-tax, Pre-provision Net Earnings
Income before taxes	$19,082	$19,781	$32,080
Plus: (Reversal of) provision for credit losses	(795)	650	(2,500)
Pre-tax, pre-provision net earnings	$18,287	$20,431	$29,580
Efficiency Ratio
Noninterest expense (numerator)	$16,934	$19,814	$15,512
Net interest income	$33,986	$39,274	45,034
Noninterest income	1,235	971	58
Operating revenue (denominator)	$35,221	$40,245	$45,092
Efficiency ratio	48.08%	49.23%	34.40%
Tangible Book Value Per Share
Total assets	$8,302,457	$7,974,632	$7,260,826
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	8,299,160	7,971,335	7,257,529
Less: Total liabilities	(7,606,296)	(7,292,096)	(6,592,826)
Tangible stockholders' equity (numerator)	$692,864	$679,239	$664,703
Period end shares outstanding (denominator)	51,030,877	51,073,272	51,403,914
Tangible book value per share	$13.58	$13.30	$12.93

Results of Operations - Three Months Ended March 31, 2023 and December 31, 2022

Overview

For the three months ended March 31, 2023, our net income was $13.4 million as compared to $13.7 million for the three months ended December 31, 2022. The decrease of $247 thousand, or 1.8%, was attributable to a decrease in net interest income of $5.3 million, partially offset by a decrease in noninterest expense of $2.9 million and a decrease in the provision for credit losses of $1.4 million. Pre-tax, pre-provision net earnings decreased by $2.1 million, or 10.5%, for the three months ended March 31, 2023 as compared to the linked quarter.
Net Interest Income

Net interest income decreased by $5.3 million, or 13.5%, to $34.0 million for the three months ended March 31, 2023 from $39.3 million for the prior quarter due to higher interest expense on our deposit portfolio and FHLB advances, partially offset by higher interest income on loans and cash and cash equivalents.

Our net interest margin was 1.72% during the three months ended March 31, 2023 compared to 2.01% during the prior quarter. Our net interest margin reflects the net impact of an increase in the cost of interest bearing liabilities, partially offset by an increase in the yield on interest earning assets. Due to the liability sensitivity of our balance sheet, our interest-bearing liabilities generally reprice more quickly than our interest-earning assets, which will result in lower net interest income during periods of rising interest rates. During the first quarter, the cost of our interest bearing liabilities increased by 62 basis points primarily due to an increase in the cost of our deposits and FHLB advances, while the yield on our interest earning assets increased by 22 basis points primarily due to an increase in our loan yield. Our net interest spread in the first quarter was 1.45%, decreasing by 40 basis points as compared to the linked quarter.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended March 31, 2023 and December 31, 2022. The average balances are daily averages.

	For the Three Months Ended
	March 31, 2023			December 31, 2022
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,521,440	$48,961	4.33%	$4,518,952	$45,682	4.04%
Single family residential	2,283,753	22,991	4.03%	2,229,808	22,737	4.08%
Commercial real estate	169,268	2,147	5.07%	175,254	2,076	4.74%
Construction and land	23,665	505	8.65%	20,612	399	7.68%
Total loans (1)	6,998,126	74,604	4.26%	6,944,626	70,894	4.08%
Investment securities	614,527	5,488	3.57%	639,137	5,082	3.18%
Cash and cash equivalents	291,706	3,303	4.59%	215,060	1,964	3.62%
Total interest-earning assets	7,904,359	83,395	4.22%	7,798,823	77,940	4.00%
Noninterest-earning assets (2)	149,670			154,605
Total assets	$8,054,029			$7,953,428
Interest-Bearing Liabilities
Transaction accounts	$150,429	160	0.43%	$170,867	151	0.35%
Money market demand accounts	2,271,018	13,956	2.46%	2,622,015	12,271	1.83%
Time deposits	3,268,933	23,491	2.88%	2,973,058	17,043	2.25%
Total deposits	5,690,380	37,607	2.65%	5,765,940	29,465	2.00%
FHLB advances	1,327,863	9,262	2.83%	1,129,382	6,833	2.40%
Junior subordinated debentures	61,857	966	6.33%	61,857	794	5.09%
Senior debt	94,796	1,574	6.64%	94,765	1,574	6.64%
Total interest-bearing liabilities	7,174,896	49,409	2.77%	7,051,944	38,666	2.15%
Noninterest-bearing deposit accounts	86,967			119,589
Other noninterest-bearing liabilities	100,627			101,234
Total liabilities	7,362,490			7,272,767
Total stockholders' equity	691,539			680,661
Total liabilities and stockholders' equity	$8,054,029			$7,953,428

Net interest spread (3)			1.45%			1.85%
Net interest income/margin (4)		$33,986	1.72%		$39,274	2.01%
(1)    Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $1.4 million for both the three months ended March 31, 2023 and December 31, 2022.
(2)    Noninterest-earning assets includes the allowance for credit losses on loans.
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

	Three Months Ended March 31, 2023 vs December 31, 2022
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$25	$3,254	$3,279
Single family residential	539	(285)	254
Commercial real estate	(72)	143	71
Construction and land	57	49	106
Total loans	549	3,161	3,710
Investment securities	(201)	607	406
Cash and cash equivalents	764	575	1,339
Total interest-earning assets	1,112	4,343	5,455
Interest-Bearing Liabilities
Transaction accounts	(20)	29	9
Money market demand accounts	(1,841)	3,526	1,685
Time deposits	1,688	4,760	6,448
Total deposits	(173)	8,315	8,142
FHLB advances	1,203	1,226	2,429
Junior subordinated debentures	—	172	172
Senior debt	—	—	—
Total interest-bearing liabilities	1,030	9,713	10,743

Net Interest Income	$82	$(5,370)	$(5,288)

Total interest income increased by $5.5 million, or 7.0%, for the three months ended March 31, 2023 as compared to the prior quarter. This increase was primarily due to a $3.7 million improvement in interest income earned on loans resulting from an 18 basis point increase in the average yield on our loans due to the recent origination of loans at higher current rates relative to the existing coupon on our loan portfolio, as well as higher income earned on our interest rate swaps. Interest income was also positively impacted by an increase in the average balance and yield on cash and cash equivalents of $76.6 million and 97 basis points, respectively, compared to the linked quarter. The increase in average balance was due to our purposeful plan to increase on-balance sheet liquidity, while the increase in average yield was due to the general rise in interest rates.
The volume of new loan originations totaled $90.3 million and $281.4 million for the three months ended March 31, 2023 and December 31, 2022, respectively. Declining loan originations are primarily attributable to slowing demand resulting from the general rise in interest rates and our desire to achieve a risk adjusted return on new loan volume in light of the elevated cost of new funding. The weighted average rate on new loans for the three months ended March 31, 2023 was 6.42% as compared to 5.68% for the linked quarter. Loan prepayment speeds were 4.2% and 5.7% during the three months ended March 31, 2023 and December 31, 2022, respectively. The continued lower prepayment speeds were due to rising market interest rates, which continued to impact purchase and refinancing activity. The weighted average rate on loan payoffs/curtailments during the three months ended March 31, 2023 was 4.43% as compared to 4.19% for the prior quarter.
Total interest expense increased $10.7 million, or 27.8%, to $49.4 million, for the three months ended March 31, 2023 from $38.7 million for the prior quarter. Interest expense on deposits increased $8.1 million, to $37.6 million, for the three months ended March 31, 2023 from $29.5 million for the prior quarter. The increase was primarily due to a 65 basis point increase in the cost of interest-bearing deposits predominantly due to rate increases in both retail and brokered deposits. Additionally, interest expense on FHLB advances increased $2.4 million compared to the prior quarter due to an increase in the average balance and cost of advances of $198.5 million and 43 basis points, respectively. The increase in FHLB advances was primarily utilized to offset declines in retail deposits and supplement our liquidity during the quarter. We also use long-term FHLB advances as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Credit Losses
During the three months ended March 31, 2023, the Company recaptured loan loss provisions of $679 thousand, compared to recognizing loan loss provisions of $650 thousand during the linked quarter. The reversal during the current quarter was predominantly due to the elimination of a specific reserve previously established on a collateral dependent loan. The provision recorded during the linked quarter was primarily related to loan growth. The Company adopted the CECL methodology on January 1, 2023 resulting in a decrease in the ACL on loans of $92 thousand. The CECL methodology was adopted using the modified retrospective method and results for reporting periods beginning January 1, 2023 are reported under the CECL methodology, while prior period results continue to be reported under previously applicable GAAP. Our ACL on loans as a percentage of total loans was 0.51% at March 31, 2023 compared to 0.52% at December 31, 2022.
Nonperforming assets totaled $5.0 million, or 0.06% of total assets, at March 31, 2023 compared to $6.5 million, or 0.08% of total assets, at December 31, 2022. The decrease in nonperforming assets was primarily due to two single family residential loans returning to performing status during the quarter. Classified loans, which includes loans graded Substandard and of greater risk, totaled $18.4 million and $18.9 million at March 31, 2023 and December 31, 2022, respectively. Criticized loans, which includes loans graded Special Mention and classified loans, were $21.0 million at March 31, 2023 compared to $22.3 million at December 31, 2022. The Company's exposure to nonresidential commercial real estate remains limited, totaling $168.0 million, or 2.4% of our loan portfolio, at the end of the current quarter. See further detail of our nonresidential commercial real estate below in this item under "Loan Portfolio Composition - Commercial real estate loans".
Noninterest Income
Noninterest income increased by $264 thousand, or 27.2%, to $1.2 million for the three months ended March 31, 2023 from $971 thousand for the prior quarter. The following table presents the major components of our noninterest income:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$577	$529	$48	9.1%
Fee income	138	110	28	25.5%
Other	520	332	188	56.6%
Total noninterest income	$1,235	$971	$264	27.2%
The increase in noninterest income for the quarter ended March 31, 2023 compared to the quarter ended December 31, 2022, was primarily attributable to an increase in the fair value of equity securities during the current quarter compared to the prior quarter. Changes in fair value are primarily attributable to changes in market interest rates.
Noninterest Expense
Noninterest expense decreased $2.9 million, or 14.5%, to $16.9 million for the three months ended March 31, 2023 from $19.8 million for the three months ended December 31, 2022. The following table presents the major components of our noninterest expense:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$10,671	$12,039	$(1,368)	(11.4)%
Deposit insurance premium	884	551	333	60.4%
Professional and regulatory fees	436	629	(193)	(30.7)%
Occupancy	1,184	1,191	(7)	(0.6)%
Depreciation and amortization	649	794	(145)	(18.3)%
Data processing	862	1,050	(188)	(17.9)%
Marketing	739	1,318	(579)	(43.9)%
Merger costs	553	1,090	(537)	(49.3)%
Other expenses	956	1,152	(196)	(17.0)%
Total noninterest expense	$16,934	$19,814	$(2,880)	(14.5)%
The decrease in noninterest expense during the quarter ended March 31, 2023 compared to the linked quarter was predominantly due to a $1.4 million decrease in compensation costs primarily due to a $2.9 million decrease in salaries and related benefits related to a reduction in lending workforce at the end of 2022, partially offset by a $1.6 million decline in capitalized loan origination costs due to lower loan origination volume. Noninterest expense was also positively impacted by a $579 thousand decrease in marketing expenses due to lower costs incurred related to our specialty deposit gathering efforts and a $537 thousand decline in costs incurred in connection with our previously announced merger with Washington Federal, Inc. ("WAFD") compared to the prior quarter.
Income Tax Expense
For the three months ended March 31, 2023, we recorded income tax expense of $5.6 million as compared to $6.1 million for the prior quarter with effective tax rates of 29.6% and 30.8%, respectively.
Results of Operations - Three Months Ended March 31, 2023 and 2022

Overview

For the three months ended March 31, 2023, our net income was $13.4 million as compared to $22.9 million for the three months ended March 31, 2022. The decrease of $9.5 million, or 41.4%, was primarily attributable to a decrease of $11.0 million in net interest income as compared to the same period last year. Pre-tax, pre-provision net earnings decreased by $11.3 million, or 38.2%, for the three months ended March 31, 2023 as compared to the same period last year.

Net Interest Income

Net interest income decreased by $11.0 million, or 24.5%, to $34.0 million for the three months ended March 31, 2023 from $45.0 million for the same period last year due to higher interest expense on deposits and FHLB advances, partially offset by higher interest income on loans, investments and cash and cash equivalents.
Net interest margin for the three months ended March 31, 2023 was 1.72% compared to 2.54% for the same period last year. The decrease in our margin was primarily related to a 207 basis point increase in the cost of our interest-bearing liabilities, partially offset by a 106 basis point increase in the yield of our interest-earning assets.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended March 31, 2023 and 2022. The average balances are daily averages.

	For the Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,521,440	$48,961	4.33%	$4,211,697	$39,146	3.72%
Single family residential	2,283,753	22,991	4.03%	1,867,416	12,025	2.58%
Commercial real estate	169,268	2,147	5.07%	193,871	2,204	4.55%
Construction and land	23,665	505	8.65%	20,341	258	5.14%
Total loans (1)	6,998,126	74,604	4.26%	6,293,325	53,633	3.41%
Investment securities	614,527	5,488	3.57%	650,091	2,301	1.42%
Cash and cash equivalents	291,706	3,303	4.59%	153,370	66	0.17%
Total interest-earning assets	7,904,359	83,395	4.22%	7,096,786	56,000	3.16%
Noninterest-earning assets (2)	149,670			92,904
Total assets	$8,054,029			$7,189,690
Interest-Bearing Liabilities
Transaction accounts	$150,429	160	0.43%	$169,580	95	0.22%
Money market demand accounts	2,271,018	13,956	2.46%	2,964,527	3,222	0.43%
Time deposits	3,268,933	23,491	2.88%	2,231,471	2,703	0.49%
Total deposits	5,690,380	37,607	2.65%	5,365,578	6,020	0.45%
FHLB advances	1,327,863	9,262	2.83%	761,119	3,097	1.65%
Junior subordinated debentures	61,857	966	6.33%	61,857	275	1.80%
Senior debt	94,796	1,574	6.64%	94,673	1,574	6.65%
Total interest-bearing liabilities	7,174,896	49,409	2.77%	6,283,227	10,966	0.70%
Noninterest-bearing deposit accounts	86,967			147,533
Other noninterest-bearing liabilities	100,627			84,022
Total liabilities	7,362,490			6,514,782
Total stockholders' equity	691,539			674,908
Total liabilities and stockholders' equity	$8,054,029			$7,189,690

Net interest spread (3)			1.45%			2.46%
Net interest income/margin (4)		$33,986	1.72%		$45,034	2.54%

(1)    Non-accrual loans and loans held for sale are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $1.4 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively.
(2)    Noninterest-earning assets includes the allowance for credit losses.
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

	Three Months Ended March 31, 2023 vs 2022
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$3,039	$6,776	$9,815
Single family residential	3,114	7,852	10,966
Commercial real estate	(295)	238	(57)
Construction and land	48	199	247
Total loans	5,906	15,065	20,971
Investment securities	(132)	3,319	3,187
Cash, cash equivalents and restricted cash	109	3,128	3,237
Total interest-earning assets	5,883	21,512	27,395
Interest-Bearing Liabilities
Transaction accounts	(12)	77	65
Money market demand accounts	(914)	11,648	10,734
Time deposits	1,808	18,980	20,788
Total deposits	882	30,705	31,587
FHLB advances	3,145	3,020	6,165
Junior subordinated debentures	—	691	691
Senior debt	—	—	—
Total interest-bearing liabilities	4,027	34,416	38,443

Net Interest Income	$1,856	$(12,904)	$(11,048)

Total interest income increased by $27.4 million, or 48.9%, for the three months ended March 31, 2023 as compared to the same period last year. The increase was primarily due to an 85 basis point increase in loan yields and a $704.8 million increase in the average balance of loans. The increase in loan yields was attributable to an $8.3 million increase in interest income earned on our interest rate swaps as well as loans originated in the past twelve months at increasing interest rates. The average balance of loans increased due to strong prior year loan originations and slowing prepayment speeds. Additionally, interest income on investments and cash and cash equivalents increased $3.1 million and $3.2 million, respectively, primarily due to a 215 basis point and a 442 basis point, respectively, increase in yield compared to the same period last year due to rising market interest rates. At March 31, 2023, over 63% of our available for sale securities portfolio consisted of floating rate securities with an average repricing period of approximately 14 months.
The volume of new loans originated totaled $90.3 million and $568.9 million for the three months ended March 31, 2023 and 2022, respectively. The decline in loan originations was primarily attributable to slowing demand resulting from the general rise in interest rates and our desire to achieve a risk adjusted return on new loan volume in light of the elevated cost of new funding. The weighted average interest rate on new loans for the three months ended March 31, 2023 was 6.42% as compared to 3.14% for the same period last year. The increase in the average coupon on originations was primarily due to the rising interest rate environment. Loan prepayment speeds were 4.2% and 26.2% during the three months ended March 31, 2023 and 2022, respectively. The decrease in prepayment speeds was due to rising market interest rates, which slowed purchase and refinancing activity during the current year-to-date period. The weighted average rate on loan payoffs/curtailments during the three months ended March 31, 2023 was 4.43% as compared to 3.70% for the same period last year.
Total interest expense increased $38.4 million, or 350.6%, to $49.4 million for the three months ended March 31, 2023 from $11.0 million for the same period last year. Interest expense on deposits increased $31.6 million primarily due to the cost of interest-bearing deposits increasing 220 basis points due to the general rise in market interest rates. Interest expense on advances from the FHLB increased by $6.2 million during the three months ended March 31, 2023 compared to the same period last year, due to an increase in the average balance and cost of FHLB advances of $566.7 million and 118 basis points, respectively. The increase in FHLB advances has been utilized to fund loan growth, mitigate interest rate risk and, during the current quarter, increase liquidity. The increase in the cost of FHLB advances is due to rising market interest rates. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’
Provision for Credit Losses

For the three months ended March 31, 2023 and 2022, we recorded $679 thousand and $2.5 million, respectively, in reversals of provisions for loan losses. During the three months ended March 31, 2023, the reversal was predominantly due to the elimination of a specific reserve previously established on a collateral dependent loan while the prior year amount was related to the reversal of the remaining portion of qualitative reserves established for economic uncertainty early in the COVID-19 pandemic. As discussed above, the Company adopted the CECL methodology on January 1, 2023.

Noninterest Income

Noninterest income increased to $1.2 million for the three months ended March 31, 2023 from $58 thousand for the same period last year.

The following table presents the major components of our noninterest income:

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$577	$354	$223	63.0%
Fee income	138	226	(88)	(38.9)%
Other	520	(522)	1,042	(199.6)%
Total noninterest income	$1,235	$58	$1,177	2,029.3%
The increase in noninterest income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a $743 thousand net increase in the fair value of equity securities during the current period compared to the same period last year.

Noninterest Expense

Noninterest expense increased $1.4 million, or 9.2%, to $16.9 million for the three months ended March 31, 2023 from $15.5 million for the same period last year.

The following table presents the major components of our noninterest expense:

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$10,671	$10,219	$452	4.4%
Deposit insurance premium	884	481	403	83.8%
Occupancy	1,184	1,194	(10)	(0.8)%
Depreciation and amortization	649	603	46	7.6%
Professional and regulatory fees	436	539	(103)	(19.1)%
Data processing	862	988	(126)	(12.8)%
Marketing	739	458	281	61.4%
Merger costs	553	—	553	N/A
Other expenses	956	1,030	(74)	(7.2)%
Total noninterest expense	$16,934	$15,512	$1,422	9.2%
The increase in noninterest expense during the three months ended March 31, 2023 as compared to the same period last year was primarily attributable to $553 thousand of costs incurred in connection with our previously announced merger with WAFD and a $452 thousand increase in compensation expense due to a decline in capitalized salary costs due to lower loan origination volume, partially offset by a decrease in salaries and related benefits related to a reduction in our lending workforce at the end of 2022. Additionally, deposit insurance premiums increased $403 thousand compared to the same period last year due to an increase in assessment rates effective at the beginning of 2023.
Income Tax Expense

For the three months ended March 31, 2023, we recorded income tax expense of $5.6 million as compared to $9.1 million for the same period last year with effective tax rates of 29.6% and 28.5%, respectively.
Financial Condition - As of March 31, 2023 and December 31, 2022

Total assets at March 31, 2023 were $8.3 billion, an increase of $327.8 million, or 4.1%, from December 31, 2022. The increase was primarily due to a $331.0 million increase in cash and cash equivalents as compared to prior year-end. Total liabilities were $7.6 billion at quarter end, an increase of $314.2 million, or 4.3%, from December 31, 2022. The increase in total liabilities was primarily attributable to a $493.5 million increase in FHLB advances, partially offset by a $189.8 million decline in our deposits.
Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of both March 31, 2023 and December 31, 2022, our total loans amounted to $7.0 billion. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of March 31, 2023		As of December 31, 2022
(Dollars in thousands)	Amount	% of total	Amount	% of total
Real estate loans
Multifamily residential	$4,490,561	64.5%	$4,500,500	64.8%
Single family residential	2,278,658	32.7%	2,253,987	32.4%
Commercial real estate	167,590	2.4%	171,767	2.5%
Construction and land	25,167	0.4%	22,533	0.3%
Total loans before deferred items	6,961,976	100.0%	6,948,787	100.0%
Deferred loan costs, net	61,503		61,658
Total loans	$7,023,479		$7,010,445
The relative composition of the loan portfolio has not changed significantly over the past several years. Our primary focus remains multifamily real estate lending, which constituted 65% of our portfolio at both March 31, 2023 and December 31, 2022. Single family residential lending is our secondary lending emphasis and represented 33% and 32% of our portfolio at March 31, 2023 and December 31, 2022, respectively.

We recognize that our multifamily and single family residential loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 548% and 560% as of March 31, 2023 and December 31, 2022, respectively. Our single family loans as a percentage of risk-based capital were 280% and 281% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At March 31, 2023, 61%, 27% and 9% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively, compared to 61%, 27% and 9%, respectively, at December 31, 2022.

Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual cash flow evaluations of income property loans and semi-annual stress testing.

We had a small portfolio of construction loans with commitments (funded and unfunded) totaling $38.7 million at both March 31, 2023 and December 31, 2022. As of both March 31, 2023 and December 31, 2022, the average loan commitment for our single family construction product, which includes small tract housing and condominium projects, and our multifamily residential construction loans was $5.7 million and $3.4 million, respectively. Our construction lending typically focuses on non-owner occupied single family residential projects with completed per-unit values of $4.0 million or less and multifamily projects with loan commitments of $15.0 million or less. In late 2022, we stopped accepting any new construction loan applications.
The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Loan increases:
Multifamily residential	$23,380	$108,978	$297,128
Single family residential	66,927	166,694	251,964
Commercial real estate	—	—	14,420
Construction and land	—	5,707	5,400
Total loans originated and purchased	90,307	281,379	568,912

Loan decreases:
Loan principal reductions and payoffs	(105,288)	(134,361)	(495,715)
Other (1)	28,015	8,972	(4,299)
Total loan outflows	(77,273)	(125,389)	(500,014)
Net change in total loan portfolio	$13,034	$155,990	$68,898

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loan costs, fair value adjustments and, to the extent applicable, may include foreclosures and charge-offs. Fair value adjustments totaled $25.5 million, $7.9 million and $(7.8) million for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At March 31, 2023, our multifamily real estate portfolio had an average loan balance of $1.6 million, a weighted average loan to value of 56.4%, a weighted average debt service coverage ratio of 1.6 times and supporting collateral averaging 13.7 housing units, as compared to an average loan balance of $1.7 million, a weighted average loan to value of 56.7%, a weighted average debt service coverage ratio of 1.5 times and supporting collateral averaging 13.7 housing units at December 31, 2022.
Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide loans to refinance single family properties. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At March 31, 2023, our single family residential real estate portfolio had an average loan balance of $905 thousand, a weighted average loan to value of 64.1% and a weighted average borrower credit score at origination/refreshed of 759. At December 31, 2022, our single family residential real estate portfolio had an average loan balance of $907 thousand, a weighted average loan to value of 64.0% and a weighted average borrower credit score at origination/refreshed of 759.
Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on nonresidential commercial real estate. Our nonresidential commercial real estate loans are generally used to finance the purchase or refinance of established multi-tenant industrial, office and retail sites. At March 31, 2023, our commercial real estate portfolio had an average loan balance of $2.2 million, a weighted average loan to value of 53.8% and a weighted average debt service coverage ratio of 2.8 times, as compared to an average loan balance of $2.2 million, a weighted average loan to value of 53.9% and a weighted average debt service coverage ratio of 1.7 times at December 31, 2022. Our exposure to nonresidential commercial real estate is limited. Additional detail is provided within the table below as of March 31, 2023:

(Dollars in thousands)	Count	Balance	Weighted Average LTV	% of Total Loans
Multifamily Real Estate	2,741	$4,522,072	56.4%	64.4%
Single Family Real Estate	2,547	2,308,485	64.1%	32.9%
Commercial Real Estate Type:
Mid Rise Office	7	37,615	62.3%	0.5%
Strip Retail	13	23,203	50.3%	0.3%
Medical Office	5	18,466	59.0%	0.3%
Shopping Center	5	17,925	56.6%	0.3%
Low Rise Office	10	17,035	50.9%	0.2%
Unanchored Retail	8	14,540	44.3%	0.2%
Anchored Retail	3	11,479	50.7%	0.2%
More than 50% commercial	10	10,867	47.5%	0.2%
Multi-Tenant Industrial	5	6,961	41.3%	0.1%
Shadow Retail	3	3,915	61.4%	0.1%
Flex Industrial	2	2,367	61.0%	0.0%
Warehouse	3	2,350	44.1%	0.0%
Restaurant	2	1,253	26.1%	0.0%
Other	1	73	14.0%	0.0%
Commercial Real Estate	77	168,049	53.8%	2.4%
Construction (1)	8	24,873	57.7%	0.3%
Total	5,373	$7,023,479	58.8%	100.0%
(1) Construction LTV is calculated based on an "as-completed" property value. Undisbursed commitments for construction loans totaled $13.6 million at March 31, 2023.
Construction and land. Other categories of loans included in our portfolio consist of construction and land loans. Construction loans include a single family construction product, which includes small tract housing and condominium projects, and multifamily construction projects. As of March 31, 2023 and December 31, 2022, the Company had no land loans outstanding.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
As of March 31, 2023:
Loans
Real estate mortgage loans:
Multifamily residential	$49	$735	$38,897	$4,450,880	$4,490,561
Single family residential	20	418	50,463	2,227,757	2,278,658
Commercial real estate	33	55,941	111,616	—	167,590
Construction and land	18,582	6,585	—	—	25,167
Total loans	$18,684	$63,679	$200,976	$6,678,637	$6,961,976

Fixed interest rates	$—	$196	$44,191	$273,178	$317,565
Floating or hybrid adjustable rates	18,684	63,483	156,785	6,405,459	6,644,411
Total loans	$18,684	$63,679	$200,976	$6,678,637	$6,961,976
As of December 31, 2022:
Loans
Real estate mortgage loans:
Multifamily residential	$72	$537	$39,917	$4,459,974	$4,500,500
Single family residential	27	468	51,443	2,202,049	2,253,987
Commercial real estate	—	41,505	130,262	—	171,767
Construction and land	17,464	5,069	—	—	22,533
Total loans	$17,563	$47,579	$221,622	$6,662,023	$6,948,787

Fixed interest rates	$—	$197	$45,045	$270,285	$315,527
Floating or hybrid adjustable rates	17,563	47,382	176,577	6,391,738	6,633,260
Total loans	$17,563	$47,579	$221,622	$6,662,023	$6,948,787
Our fixed interest rate loans generally consist of 30 and 40-year loans that are primarily secured by single family residential properties, often in conjunction with our efforts to provide affordable housing financing to low-to-moderate income individuals. Our floating and adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of three to ten years and then convert to quarterly or semi-annual repricing adjustments thereafter. As of March 31, 2023 and December 31, 2022, $4.4 billion and $4.6 billion, respectively, of our floating or hybrid adjustable rate loans were at their floor rates. The weighted average minimum interest rate on loans at their floor rates was 3.65% and 3.66% at March 31, 2023 and December 31, 2022, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.6 billion and $5.7 billion at March 31, 2023 and December 31, 2022, respectively. These loans had a weighted average term to first repricing date of 3.6 years and 3.7 years at March 31, 2023 and December 31, 2022, respectively.
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
The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Non-accrual loans
Multifamily residential portfolio	$3,504	$3,509
Single family residential portfolio	1,466	2,962
Total non-accrual loans	4,970	6,471
Real estate owned	—	—
Total nonperforming assets	$4,970	$6,471
Allowance for credit losses on loans to period end nonperforming loans	722.62%	566.91%
Nonperforming loans to period end loans	0.07%	0.09%
Nonperforming assets to total assets	0.06%	0.08%
When assessing whether a loan should be placed on non-accrual status because contractual payments appear doubtful, consideration is given to information we collect from third parties and our borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.
Interest income recognized on non-accrual loans subsequent to their classification as non-accrual totaled $28 thousand for the three months ended March 31, 2023 compared to $55 thousand and $27 thousand for the three months ended December 31, 2022 and March 31, 2022, respectively. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $146 thousand for the three months ended March 31, 2023 compared to $44 thousand and $27 thousand for the three months ended December 31, 2022 and March 31, 2022, respectively.
Allowance for credit losses. The Company adopted the CECL allowance methodology on January 1, 2023. The ACL on loans represents the Company’s estimate of expected lifetime credit losses for its loans at the time of origination or acquisition and is maintained at a level deemed appropriate by management to provide for expected lifetime credit losses in the portfolio as of the date of the consolidated statements of financial condition. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The use of reasonable and supportable forecasts requires significant judgment. The ACL model leverages projections provided by reputable, well-recognized independent economic advisory companies and incorporates a forecast of macroeconomic factors which is updated quarterly. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.
The ACL on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses. Loans are charged-off against the allowance when management believes that the uncollectibility of a loan is confirmed. Recoveries will never exceed the aggregate of amounts previously charged-off. The Company also maintains an ACL on unfunded commitments and other off-balance sheet credit exposures in other liabilities and accrued expenses in the consolidated statements of financial condition. This ACL is estimated over a commitment's contractual period and is determined in a manner consistent with the ACL for loans, which includes consideration of the likelihood that funding will occur. Adjustments to the ACL for unfunded commitments are included in the provision for (or reversal of) credit losses on the unaudited consolidated statements of income. All ACL balances are neither indicative of the specific amounts of future charge-offs that may occur, nor are they an indicator of any future loss trends.
The following tables provide information on the activity within the allowance as of and for the periods indicated:

(Dollars in thousands)	Beginning Balance	Impact of CECL Adoption	Charge-Offs	Recoveries	Provision	Ending Balance
Three months ended March 31, 2023
Multifamily residential	$26,417	$2,882	$—	$—	$(2,007)	$27,292
Single family residential	8,564	(2,472)	—	—	1,339	7,431
Commercial real estate	1,539	(784)	—	—	22	777
Construction and land	165	282	—	—	(33)	414
Allowance for credit losses on loans	36,685	(92)	—	—	(679)	35,914
Allowance for credit losses on off-balance sheet credit exposures	563	211	—	—	(116)	658
Total allowance for credit losses	$37,248	$119	$—	$—	$(795)	$36,572
Three months ended December 31, 2022
Multifamily residential	$26,204	$—	$—	$—	$213	$26,417
Single family residential	8,157	—	—	—	407	8,564
Commercial real estate	1,543	—	—	—	(4)	1,539
Construction and land	131	—	—	—	34	165
Allowance for loan losses	$36,035	$—	$—	$—	$650	$36,685
Three months ended March 31, 2022
Multifamily residential	$26,043	$—	$—	$—	$(1,892)	$24,151
Single family residential	7,224	—	—	—	(427)	6,797
Commercial real estate	2,094	—	—	—	(212)	1,882
Construction and land	174	—	—	—	31	205
Allowance for loan losses	$35,535	$—	$—	$—	$(2,500)	$33,035

Three Months Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Allowance for credit losses on loans to period end loans	0.51%	0.52%	0.52%
Annualized net charge-offs to average loans:
Multifamily residential	—%	—%	—%
Single family residential	—%	—%	—%
Commercial real estate	—%	—%	—%
Construction and land	—%	—%	—%
Annualized net charge-offs to average loans	—%	—%	—%
Investment Portfolio
Our investment portfolio is generally comprised of government agency securities which are high-quality liquid investments under Basel III, with over 97.9% classified as available for sale. The portfolio is primarily maintained to serve as a contingent, on-balance sheet source of liquidity and as such, is generally kept unencumbered. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk which is reflective in the yields obtained on those securities. Most of our securities are classified as available for sale, although we occasionally purchase long-term fixed rate mortgage backed securities or municipal securities for community reinvestment purposes and classify those as held to maturity. In addition, we have equity securities which consist of investments in a qualified community reinvestment fund.

The following table presents the book value of our investment portfolio:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$333,725	54.98%	$340,736	54.89%
Residential MBS and CMOs	195,543	32.21%	199,384	32.11%
Agency bonds	41,160	6.78%	42,630	6.87%
Other asset backed securities	22,999	3.79%	24,598	3.96%
Total available for sale debt securities	593,427	97.76%	607,348	97.83%
Held to maturity:
Government Sponsored Entities:
Residential MBS	3,022	0.50%	3,047	0.49%
Other investments	58	0.01%	61	0.01%
Total held to maturity debt securities	3,080	0.51%	3,108	0.50%
Equity securities	10,506	1.73%	10,340	1.67%
Total investment securities	$607,013	100.00%	$620,796	100.00%
The unrealized losses in the Company's available for sale and held to maturity portfolios were $46.9 million and $189 thousand, respectively, and represented 7.73% and 0.03%, respectively, of our total investment portfolio at March 31, 2023. Over 63% of our available for sale securities portfolio consisted of floating rate securities with an average repricing period of approximately 14 months. As of March 31, 2023, securities with a book value totaling $573.5 million were pledged to the FHLB and FRB to increase our borrowing capacity in response to the bank failures in that occurred in March 2023. There were no advances against these pledged securities during the current quarter. No securities were pledged as of December 31, 2022.
Prepaid Expenses and Other Assets

Prepaid expenses and other assets totaled $104.5 million at March 31, 2023 compared to $120.2 million at December 31, 2022, a decrease of $15.8 million, or 13.1%. This decrease was primarily due to a $9.6 million decline in the fair value of our swaps during the quarter.

Deposits

Representing 74.3% of our total liabilities as of March 31, 2023, deposits are our primary source of funding for our business operations. Despite the recent volatility in the banking sector caused by bank closures during the current quarter, our deposit outflows appear to have generally stabilized following an initial period of elevated withdrawals. We attribute the return to a more normalized environment to our competitive pricing of deposit products, as well as our strong customer relationships, our reputation as a safe, sound, secure and "well-capitalized" institution and our commitment to excellent customer service, evidenced in part by increased deposits over recent years. Further, we remain focused on growing deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations. When competitively priced, or when there is market disruption, and/or for asset liability management purposes, we will supplement our deposits with wholesale deposits.

Total deposits decreased by $189.8 million, or 3.3%, to $5.6 billion at March 31, 2023 from $5.8 billion at December 31, 2022. Retail deposits declined $277.4 million, while brokered deposits increased $87.6 million during the three months ended March 31, 2023. The decline in retail deposits during the quarter accelerated after the bank failures on March 10th and 12th, 2023, with 62% of the retail deposit outflows during the quarter occurring after these events. The deposit declines were primarily experienced in money market accounts, partially offset by increases in time deposits. Consequently, the proportion of non-maturity deposits within the portfolio decreased to 39.7% at

March 31, 2023 compared to 46.3% at December 31, 2022, while our portfolio of time deposits increased to 60.3% from 53.7% as of the same dates. The increase in brokered deposits was utilized to partially offset the decline in our retail deposits and further supplement our liquidity position. Our cost of interest bearing deposits was 2.65% during the quarter ended March 31, 2023, compared to 2.00% and 0.45% during the three months ended December 31, 2022 and March 30, 2022, respectively. As discussed above, the increase in our cost of interest bearing deposits compared to the prior quarter and prior year-to-date period was predominantly due to interest rate increases in both retail and brokered deposits.
Our loan to deposit ratio was 124% and 120% at March 31, 2023 and December 31, 2022, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth and to strategically manage our interest rate risk, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments. The increase in this ratio during the current quarter was due to the retail deposit outflows discussed above.
The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
(Dollars in thousands)	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$86,967	—%	1.5%	$119,589	—%	2.0%	$147,533	—%	2.7%
Interest-bearing transaction accounts	150,429	0.43%	2.6%	170,867	0.35%	2.9%	169,580	0.22%	3.1%
Money market demand accounts	2,271,018	2.46%	39.3%	2,622,015	1.83%	44.6%	2,964,527	0.43%	53.8%
Time deposits	3,268,933	2.88%	56.6%	2,973,058	2.25%	50.5%	2,231,471	0.49%	40.4%
Total	$5,777,347	2.60%	100.0%	$5,885,529	1.96%	100.0%	$5,513,111	0.44%	100.0%

The Company estimated its balance of uninsured deposits at approximately $1.0 billion, or 17.9% or total deposits, and $1.3 billion, or 22.5% of total deposits, at March 31, 2023 and December 31, 2022, respectively. The following table summarizes our deposit composition by source and segregates balances between estimated insured and uninsured balances for each deposit category as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Insured	Uninsured	Insured	Uninsured
Consumer	$3,175,326	$846,762	$3,090,797	$931,454
Business	917,867	166,139	981,692	379,560
Brokered	543,400	—	455,837	—
Total deposits	$4,636,593	$1,012,901	$4,528,326	$1,311,014
The following table sets forth the maturity of time deposits and estimated insured and uninsured balances as of March 31, 2023:

(Dollars in thousands except for column headings)	Insured	Uninsured
Remaining maturity:
Three months or less	$601,950	$109,572
Over three through six months	796,443	185,759
Over six through twelve months	1,170,083	248,594
Over twelve months	241,240	52,000
Total	$2,809,716	$595,925
Percent of time deposits to total deposits	49.73%	10.55%

FHLB Advances and Other Borrowings
In addition to deposits, we utilize collateralized FHLB borrowings to fund our asset growth and, more recently, to add liquidity to our balance sheet. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management efforts to reduce the liability sensitive position of our balance sheet. FHLB advances totaled $1.7 billion and $1.2 billion at March 31, 2023 and December 31, 2022, respectively. The increase in FHLB advances this quarter was primarily utilized to supplement our liquidity in response to the unexpected bank closures in March 2023 and offset the declines in retail deposits discussed above. As of the same dates, the Bank had a FHLB letter of credit outstanding totaling $62.6 million.

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

	March 31, 2023		December 31, 2022		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	6.25%	$41,238	6.15%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	6.49%	$20,619	6.39%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
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

The following table presents information regarding our FHLB advances and other borrowings as of or for the periods indicated:

	As of or For the Three Months Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
FHLB advances
Average amount outstanding during the period	$1,327,863	$1,129,382	$761,119
Maximum amount outstanding at any month-end during the period	1,704,647	1,208,147	751,647
Balance outstanding at end of period	1,701,647	1,208,147	751,647
Weighted average maturity (in years)	1.6	1.7	2.3
Weighted average interest rate at end of period	3.34%	2.64%	1.75%
Weighted average interest rate during the period	2.83%	2.40%	1.65%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857	$61,857
Weighted average maturity (in years)	13.7	14.0	14.8
Weighted average interest rate at end of period	6.33%	6.23%	2.29%
Weighted average interest rate during the period	6.33%	5.09%	1.80%

Senior unsecured term notes
Balance outstanding at end of period	$94,816	$94,785	$94,693
Weighted average maturity (in years)	1.4	1.7	2.4
Weighted average interest rate at end of period	6.64%	6.64%	6.65%
Weighted average interest rate during the period	6.64%	6.64%	6.65%

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

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of or for the dates indicated:

	As of or For the Three Months Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Outstanding at period end	$150,000	$56,500	$—
Average amount outstanding	48,993	75,561	21,694
Maximum amount outstanding at any month end	150,000	100,000	—
Weighted average interest rate at end of period	5.27%	4.65%	—%
Weighted average interest rate during the period	5.05%	3.19%	0.34%
Stockholders’ Equity
The Company's stockholders’ equity totaled $696.2 million at March 31, 2023, an increase of $13.6 million, or 2.0%, compared to December 31, 2022. The increase in stockholders' equity was primarily due to net income of $13.4 million.
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

(Dollars in thousands)	March 31, 2023	December 31, 2022
Commitments to fund loans	$36,712	$37,741
In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $270 thousand and $439 thousand at March 31, 2023 and December 31, 2022, respectively, which is included in other liabilities and accrued expenses in the consolidated statements of financial condition. In connection with the adoption of the CECL accounting standard on January 1, 2023, the Company decreased the allowance for the reimbursement obligation by $119 thousand, which represented the difference between the CECL methodology and the prior methodology utilized for estimating losses for its reimbursement obligation. The prior period allowance is reported in accordance with previous GAAP.

As of March 31, 2023, the Company held eleven interest rate swaps with a total notional amount of $1.8 billion, two of which, with an aggregate notional amount of $400 million, have effective dates in April and June 2023. The swaps provide a hedge against the interest rate risk associated with both hybrid adjustable loans in their fixed rate period and a pool of fixed rate single family loans. Our swaps involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amounts. As of March 31, 2023, these swaps carried a weighted average fixed payment rate of 2.74%, while receiving a federal funds weighted average rate of 4.83%. The net hedging impact associated with our swaps is reported in interest income on loans.

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

Contractual Obligations

The following table presents, as of March 31, 2023, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", Note 17. ‘‘Commitments and Contingencies,’’ in the notes to our unaudited consolidated financial statements in this Report.

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)					Total
Contractual Cash Obligations
Time deposits (1)	$3,112,401	$277,476	$15,764	$—	$3,405,641
FHLB advances (1)(2)	450,000	1,151,500	100,000	147	1,701,647
Senior debt (1)	—	95,000	—	—	95,000
Junior subordinated debentures (1)	—	—	—	61,857	61,857
Operating leases	3,282	4,994	3,941	1,318	13,535
Significant contract (3)	1,545	3,089	166	—	4,800
Total	$3,567,228	$1,532,059	$119,871	$63,322	$5,282,480

(1) Amounts exclude interest.
(2) Included in total FHLB advances is a $200.0 million advance which matures in September 2025 and contains a FHLB quarterly call provision beginning in September 2023.
(3) We have one significant, long-term contract for core processing services which expires May 9, 2026. The actual obligation is unknown and dependent on certain factors including volume and activities. For purposes of this disclosure, future obligations are estimated using our year-to-date 2023 average monthly expense extrapolated over the remaining life of the contract.

We believe that we will be able to meet our contractual obligations as they come due. Adequate cash levels are expected through profitability, repayments from loans and securities, deposit gathering activity, access to borrowing sources and periodic loan sales.
Liquidity Management and Capital Adequacy

Liquidity Management

Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions, the banking industry, such as bank failures, or exposure to credit, market, operational, legal and reputational risks also could affect the Company’s liquidity risk profile and are considered in the assessment of liquidity management.

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

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, unrestricted cash at third party banks, investments available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the Federal Reserve Bank ("FRB") discount window and the newly established FRB Bank Term Funding Program ("BTFP"), draws on established federal funds lines from unaffiliated commercial banks and the issuance of debt or equity securities. Our reliance on wholesale funding sources may fluctuate as economic conditions and customer preferences change.
We proactively and prudently manage liquidity, which became even more important during the first quarter of 2023 in light of the recent bank failures and other deposit dislocations resulting from the rapidly rising interest rate environment. During the quarter, we increased our on-balance sheet liquidity by $308.6 million through additional borrowings from the FHLB. Usage of our FHLB line to augment our liquidity is consistent with our past borrowing practices. In addition, we supplemented our borrowing capacity by pledging substantially all of our investment portfolio, as well as the majority of previously unpledged loans, to the FHLB and FRB. Although the Bank has established a $354 million line under the BTFP and expanded its discount window capacity, we have not utilized either line during the current year. At the end of the quarter, our total liquidity, as shown below, represented 314% of our estimated uninsured deposit balances. As of March 31, 2023, we maintained the following liquidity position:

(Dollars in thousands)	As of March 31, 2023	% of Assets
Unrestricted cash & cash equivalents	$508,233	6.12%
Unpledged liquid securities	33,505	0.40%
Unutilized brokered deposit capacity(1)	304,024	3.66%
Unutilized FHLB borrowing capacity(2)(3)	1,135,446	13.68%
Unutilized FRB borrowing capacity(2)	1,150,979	13.86%
Commercial lines of credit	50,000	0.60%
Total liquidity	$3,182,187	38.33%
(1) Capacity based on internal guidelines.
(2) Capacity based on pledged collateral specific to the FHLB or FRB, as applicable.
(3) Availability to borrow from the FHLB is permitted up to 40% of Luther Burbank Savings’ (the “Bank”) assets or $3.3 billion, subject to collateral capacity.

Our total deposits at March 31, 2023 and December 31, 2022 were $5.6 billion and $5.8 billion, respectively. Based on the values of loans and securities pledged as collateral, our $1.7 billion of FHLB advances outstanding and our $62.6 million FHLB letter of credit outstanding, we had $1.1 billion of additional borrowing capacity with the FHLB at March 31, 2023. Based on the values of other loans and securities pledged as collateral, we had $1.2 billion of borrowing capacity with the FRB at March 31, 2023. There were no outstanding advances with the FRB at March 31, 2023. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at March 31, 2023, none of which were advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Available cash balances at correspondent banks, including amounts at the FRB, totaled $508.2 million at March 31, 2023.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of March 31, 2023 and December 31, 2022, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		Plus Capital Conservation Buffer		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of March 31, 2023
Tier 1 Leverage Ratio	$787,992	9.73%	$323,924	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	726,135	17.18%	190,243	4.50%	$295,933	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	787,992	18.64%	253,657	6.00%	359,348	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	824,586	19.50%	338,210	8.00%	443,900	10.50%	N/A	N/A
As of December 31, 2022
Tier 1 Leverage Ratio	$775,259	9.72%	$319,051	4.00%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	713,402	16.80%	191,066	4.50%	$297,214	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	775,259	18.26%	254,755	6.00%	360,902	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	812,529	19.14%	339,673	8.00%	445,820	10.50%	N/A	N/A
Luther Burbank Savings
As of March 31, 2023
Tier 1 Leverage Ratio	$868,546	10.73%	$323,836	4.00%	N/A	N/A	$404,796	5.00%
Common Equity Tier 1 Risk-Based Ratio	868,546	20.56%	190,117	4.50%	$295,737	7.00%	274,613	6.50%
Tier 1 Risk-Based Capital Ratio	868,546	20.56%	253,489	6.00%	359,110	8.50%	337,985	8.00%
Total Risk-Based Capital Ratio	905,140	21.42%	337,985	8.00%	443,606	10.50%	422,482	10.00%
As of December 31, 2022
Tier 1 Leverage Ratio	$856,631	10.74%	$318,970	4.00%	N/A	N/A	$398,712	5.00%
Common Equity Tier 1 Risk-Based Ratio	856,631	20.19%	190,945	4.50%	$297,026	7.00%	275,809	6.50%
Tier 1 Risk-Based Capital Ratio	856,631	20.19%	254,593	6.00%	360,674	8.50%	339,458	8.00%
Total Risk-Based Capital Ratio	893,901	21.07%	339,458	8.00%	445,538	10.50%	424,322	10.00%

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
Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of -400 to +400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve.
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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months would change if prevailing interest rates increased or decreased by the specified amounts at March 31, 2023. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
March 31, 2023
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(10.0)	(23.7)%
+300 BP	(6.1)	(14.3)%
+200 BP	(3.3)	(7.7)%
+100 BP	(1.1)	(2.6)%
-100 BP	(0.2)	(0.4)%
-200 BP	(0.2)	(0.5)%
-300 BP	(0.8)	(2.0)%
-400 BP	(1.5)	(3.5)%
The NII at Risk reported at March 31, 2023 reflects that our earnings were in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. In addition, a decrease in short-term interest rates is expected to generate slightly lower net interest income because of our current hedge position. During the three months ended March 31, 2023, our NII at Risk decreased in connection with upward interest rate shocks as compared to December 31, 2022 primarily due to a decline in longer-term interest rates, a decrease in the months to repricing of our loan balances and an increase in the level of our hedge positions, partially offset by slower loan prepayments and lower loan market values.
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

Interest Rate Risk to Capital (EVE)
March 31, 2023
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(279.4)	(60.6)%
+300 BP	(184.0)	(39.9)%
+200 BP	(105.5)	(22.9)%
+100 BP	(43.6)	(9.5)%
-100 BP	22.7	4.9%
-200 BP	29.0	6.3%
-300 BP	25.6	5.6%
-400 BP	5.9	1.3%
The EVE reported at March 31, 2023 reflects that our market value of capital was in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. During the three months ended March 31, 2023, our EVE at risk increased as compared to December 31, 2022 primarily due to a decline in longer-term interest rates, a decrease in the months to repricing of our loan balances and an increase in the level of our hedge positions, partially offset by slower loan prepayments and lower loan market values.
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
We are currently utilizing FHLB advances and interest rate swaps to hedge our liability sensitive interest rate risk position. As of March 31, 2023, the Company maintained 11 interest rate swaps with an aggregate notional amount of $1.8 billion to primarily hedge the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. All of our swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on derivatives, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in interest income for loans in our unaudited consolidated statements of income. During the three months ended March 31, 2023, the Company recognized an increase in interest income of $8.2 million in connection with interest rate swaps compared to a reduction of interest income of $78 thousand during the three months ended March 31, 2022.
The following table summarizes derivative instruments utilized by us as interest rate risk hedge positions as of March 31, 2023:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate swap	Fair value hedge	3	$300,000	$3,168	$—
Interest rate swap	Fair value hedge	12	100,000	2,323	—
Interest rate swap	Fair value hedge	15	100,000	1,755	—
Interest rate swap	Fair value hedge	26	100,000	2,670	—
Interest rate swap	Fair value hedge	35	200,000	—	1,336
Interest rate swap	Fair value hedge	36	100,000	—	1,533
Interest rate swap (1)	Fair value hedge	39	200,000	—	4,209
Interest rate swap	Fair value hedge	53	100,000	1,847	—
Interest rate swap	Fair value hedge	54	200,000	—	2,828
Interest rate swap	Fair value hedge	55	200,000	—	4,055
Interest rate swap (2)	Fair value hedge	61	200,000	—	4,092
			$1,800,000	$11,763	$18,053
(1) Effective date of June 24, 2023
(2) Effective date of April 27, 2023
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO. Additionally, contracts are in place to ensure that minimum transfer amounts and collateral requirements are established.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2023, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology (Allowance for Loan and Leases Losses or "ALLL") with an expected loss methodology that is referred to as the CECL methodology. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls around model assumptions and forecasted macroeconomic factors, as well as expanded controls over loan level data. There were no other changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

Item 1. Legal Proceedings
On March 24, 2023, Martin Siegel, a purported Luther Burbank Corporation shareholder, filed and served a putative class action on behalf of our shareholders in the Superior Court for the County of Sonoma, California captioned Siegel v. Lagomarsino, et al. (Case No. SCV-272922). The Siegel complaint alleges that our board of directors breached their fiduciary duty by failing to disclose certain internal projections and other information allegedly underlying the fairness opinion of our financial adviser, Piper Sandler & Co., in connection with our pending merger transaction with Washington Federal, Inc. Following the filing of our Current Report on Form 8-K on April 10, 2023 containing certain supplemental information regarding unaudited prospective financial estimates received and considered by Piper Sandler & Co., Mr. Siegel withdrew his request for a preliminary injunction to require us to disclose the internal projections and other information and to delay our May 4, 2023 shareholders meeting, but reserved the right to seek an award of attorney’s fees and expenses.
In addition, two other purported Luther Burbank Corporation shareholders have filed similar actions in the United States District Court for the Southern District of New York alleging violations of the Securities Exchange Act of 1934, as amended in matters captioned Wang v. Luther Burbank Corporation, et al. (Civil Action No. 23-cv-01949) and O’Dell v. Luther Burbank Corporation, et al. (Civil Action No. 23-cv-1912), and one other purported Luther Burbank Corporation shareholder has filed a similar action in the Superior Court for the County of Sonoma, California captioned Coffman v. Luther Burbank Corporation, et al. (Case No. SCV-273074). None of the plaintiffs have taken any action to serve these actions or otherwise prosecute their claims.
We believe the Siegel complaint and the other complaints are without merit.
In addition to the matters described above, from time to time, we are party to legal actions that are routine and incidental to our business. In addition, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, we, like all banking organizations, are subject to heightened regulatory compliance and legal risk. However, based on available information, management does not expect the ultimate disposition of any or a combination of these actions, including those described above, to have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, other than as described below.
Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system. The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank and First Republic Bank, among other recent events within the banking industry, and responses to them, have generated significant market volatility among publicly traded bank holding companies and, in particular, banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of certain banks. As a result, customers may choose, and some of our customers have chosen, to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in banks and the banking system more broadly. In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could adversely impact the trading prices of our common stock and potentially our results of operations. Additional bank failures or other events that erode confidence in the banking industry, or in community banks, or our bank specifically, could quickly escalate and have consequences that we may not be able to adequately predict or mitigate and may also exacerbate the “Risk Factors” discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases or unregistered sales of the Company’s stock during the quarter.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization, dated November 13, 2022, by and between Washington Federal, Inc. and Luther Burbank Corporation*		8-K	001-38317	2.1	11/14/2022
3.1	Amended and Restated Articles of Incorporation of Luther Burbank Corporation		S-1	333-221455	3.1	11/9/2017
3.2	Amended and Restated Bylaws of Luther Burbank Corporation		8-K	001-38317	3.1	4/27/2018
4.1	Specimen Certificate for Common Stock		S-1	333-221455	4.1	11/9/2017
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

*Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUTHER BURBANK CORPORATION

DATED:	MAY 5, 2023	By: /s/ Simone Lagomarsino
Simone Lagomarsino
President and Chief Executive Officer

DATED:	MAY 5, 2023	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer