Form 10-Q
period 2023-06-30
Luther Burbank Corp
filed 2023-08-04
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

As of July 31, 2023, there were 51,027,878 shares of the registrant’s common stock, no par value, outstanding.

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

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and cash equivalents	$699,366	$185,895
Available for sale debt securities, at fair value	564,274	607,348
Held to maturity debt securities, at amortized cost (fair value of $2,821 and $2,874 at June 30, 2023 and December 31, 2022, respectively)	3,053	3,108
Equity securities, at fair value	10,340	10,340
Loans receivable, net of allowance for credit losses ("ACL") on loans of $37,214 and $36,685 at June 30, 2023 and December 31, 2022, respectively	6,883,780	6,973,760
Accrued interest receivable	24,062	24,306
Federal Home Loan Bank ("FHLB") stock, at cost	45,146	32,694
Premises and equipment, net	13,199	13,661
Goodwill	3,297	3,297
Prepaid expenses and other assets	113,553	120,223
Total assets	$8,360,070	$7,974,632

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,840,439	$5,839,340
FHLB advances	1,576,647	1,208,147
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $154 and $215 at June 30, 2023 and December 31, 2022, respectively)	94,846	94,785
Accrued interest payable	10,565	3,964
Other liabilities and accrued expenses	76,369	84,003
Total liabilities	7,660,723	7,292,096

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, no par value; 100,000,000 shares authorized; 51,027,878 and 51,073,272 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	398,834	398,988
Retained earnings	337,987	317,711
Accumulated other comprehensive loss, net of taxes	(37,474)	(34,163)
Total stockholders' equity	699,347	682,536
Total liabilities and stockholders' equity	$8,360,070	$7,974,632
See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and fee income:
Loans	$76,014	$56,912	$150,618	$110,545
Investment securities	5,613	2,863	11,101	5,163
Cash and cash equivalents	8,623	198	11,926	265
Total interest and fee income	90,250	59,973	173,645	115,973
Interest expense:
Deposits	47,717	6,913	85,324	12,933
FHLB advances	13,630	3,628	22,892	6,725
Junior subordinated deferrable interest debentures	1,008	385	1,974	660
Senior debt	1,575	1,575	3,149	3,149
Total interest expense	63,930	12,501	113,339	23,467
Net interest income before provision for credit losses	26,320	47,472	60,306	92,506
Provision for credit losses	1,212	2,500	417	—
Net interest income after provision for credit losses	25,108	44,972	59,889	92,506
Noninterest income:
FHLB dividends	625	342	1,202	696
Other income	266	20	924	(276)
Total noninterest income	891	362	2,126	420
Noninterest expense:
Compensation and related benefits	10,118	7,070	20,789	17,289
Deposit insurance premium	943	479	1,827	960
Professional and regulatory fees	499	634	935	1,173
Occupancy	1,134	1,197	2,318	2,391
Depreciation and amortization	373	746	1,022	1,349
Data processing	1,025	1,007	1,887	1,995
Marketing	955	525	1,694	983
Other expenses	1,057	1,667	2,566	2,697
Total noninterest expense	16,104	13,325	33,038	28,837
Income before provision for income taxes	9,895	32,009	28,977	64,089
Provision for income taxes	2,978	9,442	8,618	18,582
Net income	$6,917	$22,567	$20,359	$45,507

Basic earnings per common share	$0.14	$0.44	$0.40	$0.89
Diluted earnings per common share	$0.14	$0.44	$0.40	$0.89
Dividends per common share	$—	$0.12	$—	$0.24

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$6,917	$22,567	$20,359	$45,507
Other comprehensive income (loss):
Unrealized loss on available for sale debt securities:
Unrealized holding loss arising during the period	(5,922)	(13,150)	(4,665)	(30,115)
Tax effect	1,719	3,813	1,354	8,732
Total other comprehensive loss, net of tax	(4,203)	(9,337)	(3,311)	(21,383)
Comprehensive income	$2,714	$13,230	$17,048	$24,124

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, March 31, 2022	51,403,914	$401,102	$278,856	$(11,958)	$668,000
Net income	—	—	22,567	—	22,567
Other comprehensive loss	—	—	—	(9,337)	(9,337)
Restricted stock forfeitures	(33,739)	(67)	12	—	(55)
Stock based compensation expense	—	683	—	—	683
Shares repurchased	(306,677)	(4,098)	—	—	(4,098)
Cash dividends ($0.12 per share)	—	—	(6,138)	—	(6,138)
Balance, June 30, 2022	51,063,498	$397,620	$295,297	$(21,295)	$671,622

Balance, March 31, 2023	51,030,877	$398,363	$331,069	$(33,271)	$696,161
Net income	—	—	6,917	—	6,917
Other comprehensive loss	—	—	—	(4,203)	(4,203)
Restricted stock forfeitures	(2,999)	(3)	1	—	(2)
Stock based compensation expense	—	474	—	—	474
Balance, June 30, 2023	51,027,878	$398,834	$337,987	$(37,474)	$699,347

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, December 31, 2021	51,682,398	$406,904	$262,141	$88	$669,133
Net income	—	—	45,507	—	45,507
Other comprehensive loss	—	—	—	(21,383)	(21,383)
Restricted stock award grants	206,675	—	—	—	—
Settled restricted stock units	6,759	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(62,422)	(875)	—	—	(875)
Restricted stock forfeitures	(37,839)	(71)	14	—	(57)
Stock based compensation expense	—	1,396	—	—	1,396
Shares repurchased	(732,073)	(9,734)	—	—	(9,734)
Cash dividends ($0.24 per share)	—	—	(12,365)	—	(12,365)
Balance, June 30, 2022	51,063,498	$397,620	$295,297	$(21,295)	$671,622

Balance, December 31, 2022	51,073,272	$398,988	$317,711	$(34,163)	$682,536
Cumulative effect of change in accounting principal (1)	—	—	(84)	—	(84)
Comprehensive income:
Net income	—	—	20,359	—	20,359
Other comprehensive loss	—	—	—	(3,311)	(3,311)
Restricted stock award grants	42,034	—	—	—	—
Settled restricted stock units	15,426	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(99,855)	(1,098)	—	—	(1,098)
Restricted stock forfeitures	(2,999)	(3)	1	—	(2)
Stock based compensation expense	—	947	—	—	947
Balance, June 30, 2023	51,027,878	$398,834	$337,987	$(37,474)	$699,347

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

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$20,359	$45,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,022	1,349
Provision for credit losses	417	—
Amortization of deferred loan costs, net	2,795	8,815
Amortization of premiums on investment securities, net	100	528
Stock based compensation expense, net of forfeitures	944	1,325
Change in fair value of mortgage servicing rights	49	136
Change in fair value of equity securities	—	921
Other items, net	94	110
Effect of changes in:
Accrued interest receivable	244	(1,536)
Accrued interest payable	6,601	158
Prepaid expenses and other assets	7,028	(5,798)
Other liabilities and accrued expenses	(6,018)	(3,049)
Net cash provided by operating activities	33,635	48,466
Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of available for sale debt securities	38,311	72,742
Proceeds from maturities and paydowns of held to maturity debt securities	52	659
Purchases of available for sale debt securities	—	(117,494)
Net decrease (increase) in loans receivable	85,986	(362,403)
Purchase of FHLB stock, net	(12,452)	(4,463)
Purchase of premises and equipment	(562)	(228)
Net cash provided by (used in) investing activities	111,335	(411,187)
Cash flows from financing activities:
Net increase in deposits	1,099	130,516
Proceeds from long-term FHLB advances	450,000	150,000
Repayment of long-term FHLB advances	(150,000)	(100,000)
Net change in short-term FHLB advances	68,500	153,300
Shares withheld for taxes on vested restricted stock	(1,098)	(875)
Shares repurchased	—	(9,734)
Cash paid for dividends	—	(12,351)
Net cash provided by financing activities	368,501	310,856
Increase (decrease) in cash and cash equivalents	513,471	(51,865)
Cash and cash equivalents, beginning of period	185,895	138,413
Cash and cash equivalents, end of period	$699,366	$86,548
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$106,738	$23,309
Income taxes	$190	$15,369
Supplemental non-cash disclosures:
Lease liabilities arising from obtaining right-of-use assets	$—	$17,514

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
On November 13, 2022, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Washington Federal, Inc. (“WAFD”), pursuant to which the Company will merge with and into WAFD (the “Corporate Merger”), with WAFD surviving the Corporate Merger. Promptly following the Corporate Merger, the Company’s wholly-owned bank subsidiary, Luther Burbank Savings, will be merged with and into Washington Federal Bank, dba WaFd Bank, the wholly-owned bank subsidiary of WAFD (“WAFD Bank”), with WAFD Bank as the surviving institution. Closing of the transaction, which is expected to occur in 2023, is contingent upon the receipt of all necessary regulatory approvals, along with the satisfaction of other customary closing conditions. On May 4, 2023, the shareholders of the Company and WAFD approved the Corporate Merger at their respective special meetings.
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

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2023.

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

(Dollars in thousands, except share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$6,917	$22,567	$20,359	$45,507

Weighted average basic common shares outstanding	50,864,217	50,794,950	50,867,695	51,066,219
Add: Dilutive effects of assumed vesting of restricted stock	28,097	112,312	30,185	94,621
Weighted average diluted common shares outstanding	50,892,314	50,907,262	50,897,880	51,160,840

Income per common share:
Basic EPS	$0.14	$0.44	$0.40	$0.89
Diluted EPS	$0.14	$0.44	$0.40	$0.89
Anti-dilutive shares not included in calculation of diluted earnings per share	30,891	1,359	24,172	433
CECL
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

2.     INVESTMENT SECURITIES
Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2023:
Government and Government Sponsored Entities:
Commercial mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$344,433	$187	$(28,714)	$315,906
Residential MBS and CMOs	210,898	10	(23,618)	187,290
Agency bonds	38,698	91	(136)	38,653
Other asset backed securities ("ABS")	23,066	—	(641)	22,425
Total available for sale debt securities	$617,095	$288	$(53,109)	$564,274
At December 31, 2022:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$365,207	$265	$(24,736)	$340,736
Residential MBS and CMOs	221,994	22	(22,632)	199,384
Agency bonds	42,540	189	(99)	42,630
Other ABS	25,763	—	(1,165)	24,598
Total available for sale debt securities	$655,504	$476	$(48,632)	$607,348
Net unrealized losses on available for sale investment securities are recorded as accumulated other comprehensive loss within stockholders’ equity and totaled $37.5 million and $34.2 million, net of $15.3 million and $14.0 million in tax assets, at June 30, 2023 and December 31, 2022, respectively. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities during the three or six months ended June 30, 2023 or 2022.

The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$116,526	$(1,279)	$172,758	$(27,435)	$289,284	$(28,714)
Residential MBS and CMOs	31,361	(1,456)	150,917	(22,162)	182,278	(23,618)
Agency bonds	26,809	(136)	—	—	26,809	(136)
Other ABS	—	—	22,425	(641)	22,425	(641)
Total available for sale debt securities	$174,696	$(2,871)	$346,100	$(50,238)	$520,796	$(53,109)
At June 30, 2023, the Company held 58 commercial MBS and CMOs of which 52 were in a loss position and 33 had been in a loss position for twelve months or more. The Company held 89 residential MBS and CMOs of which 87 were in a loss position and 65 had been in a loss position for twelve months or more. The Company held six agency bonds of which two were in a loss position for less than twelve months. The Company held three other ABS of which all three were in a loss position for twelve months or more.

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
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2023 or December 31, 2022. Additionally, the Company had no ACL recorded for available for sale investment securities at June 30, 2023.
As of June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.
Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of June 30, 2023:
Government Sponsored Entities:
Residential MBS	$2,996	$—	$(232)	$2,764
Other investments	57	—	—	57
Total held to maturity investment securities	$3,053	$—	$(232)	$2,821
As of December 31, 2022:
Government Sponsored Entities:
Residential MBS	$3,047	$—	$(234)	$2,813
Other investments	61	—	—	61
Total held to maturity investment securities	$3,108	$—	$(234)	$2,874
The following table summarizes the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
As of June 30, 2023:
Government Sponsored Entities:
Residential MBS	$857	$(57)	$1,907	$(175)	$2,764	$(232)
As of December 31, 2022:
Government Sponsored Entities:
Residential MBS	$2,813	$(234)	$—	$—	$2,813	$(234)
At June 30, 2023, the Company had seven held to maturity residential MBS of which all seven were in a loss position and four had been in a loss position for twelve months or more. At December 31, 2022, the Company had seven held to maturity residential MBS of which all seven were in a loss position for less than twelve months.
The unrecognized losses on the Company’s held to maturity investments at June 30, 2023 were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2023 or December 31, 2022. Additionally, the Company had no ACL recorded for held to maturity investment securities at June 30, 2023.
The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of June 30, 2023:

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
Five to ten years	$35,791	$35,732
Beyond ten years	2,907	2,921
MBS, CMOs and other ABS	578,397	525,621
Total available for sale debt securities	$617,095	$564,274
Held to maturity investments securities
Five to ten years	$57	$57
MBS	2,996	2,764
Total held to maturity debt securities	$3,053	$2,821
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities, collateralized mortgage obligations and other asset backed securities are not included in the maturity categories above and instead are shown separately. As of June 30, 2023, securities with an amortized cost totaling $592.0 million were pledged to the FHLB and Federal Reserve Bank of San Francisco ("FRB") to secure borrowing arrangements. See Note 9 for additional information. No securities were pledged as of December 31, 2022.
Equity Securities
Equity securities consist of investments in a qualified community reinvestment fund. At both June 30, 2023 and December 31, 2022, the fair value of equity securities totaled $10.3 million. Changes in fair value are recognized in other noninterest income and totaled $(166) thousand and none during the three and six months ended June 30, 2023, respectively, compared to $(344) thousand and $(921) thousand during the three and six months ended June 30, 2022, respectively. There were no sales of equity securities during the three or six months ended June 30, 2023 or 2022.
3.     LOANS
Loans consist of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Mortgages on:
Multifamily residential	$4,428,226	$4,532,312
Single family residential	2,308,912	2,283,628
Commercial real estate	161,588	172,258
Construction and land	22,268	22,247
Total	6,920,994	7,010,445
Allowance for credit losses on loans	(37,214)	(36,685)
Loans, net	$6,883,780	$6,973,760

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
The following table summarizes activity in and the allocation of the allowance for credit losses by portfolio segment during the three and six months ended June 30, 2023:

	Allowance for Credit Losses
(Dollars in thousands)	Beginning Balance	Impact of CECL Adoption	Charge-Offs	Recoveries	Provision	Ending Balance
Three months ended June 30, 2023
Multifamily residential	$27,292	$—	$—	$—	$1,931	$29,223
Single family residential	7,431	—	—	—	(557)	6,874
Commercial real estate	777	—	—	—	(1)	776
Construction and land	414	—	—	—	(73)	341
Allowance for credit losses on loans	35,914	—	—	—	1,300	37,214
Allowance for credit losses on off-balance sheet credit exposures	658	—	—	—	(88)	570
Total	$36,572	$—	$—	$—	$1,212	$37,784
Six months ended June 30, 2023
Multifamily residential	$26,417	$2,882	$—	$—	$(76)	$29,223
Single family residential	8,564	(2,472)	—	—	782	6,874
Commercial real estate	1,539	(784)	—	—	21	776
Construction and land	165	282	—	—	(106)	341
Allowance for credit losses on loans	36,685	(92)	—	—	621	37,214
Allowance for credit losses on off-balance sheet credit exposures	563	211	—	—	(204)	570
Total	$37,248	$119	$—	$—	$417	$37,784

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment during the three and six months ended June 30, 2022:

	Allowance for Loan Losses
(Dollars in thousands)	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Three months ended June 30, 2022
Multifamily residential	$24,151	$—	$—	$1,856	$26,007
Single family residential	6,797	—	—	828	7,625
Commercial real estate	1,882	—	—	(209)	1,673
Construction and land	205	—	—	25	230
Total	$33,035	$—	$—	$2,500	$35,535
Six months ended June 30, 2022
Multifamily residential	$26,043	$—	$—	$(36)	$26,007
Single family residential	7,224	—	—	401	7,625
Commercial real estate	2,094	—	—	(421)	1,673
Construction and land	174	—	—	56	230
Total	$35,535	$—	$—	$—	$35,535
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

The following table presents the internal risk ratings for total loans by portfolio segment of loan and origination year as of June 30, 2023, as well as gross charge-offs for the three and six months ended June 30, 2023:

(Dollars in thousands)	Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Multifamily residential
Pass	$42,716	$1,168,478	$1,198,034	$708,016	$421,080	$832,573	$4,370,897
Watch	—	688	11,986	4,809	8,511	13,067	39,061
Special Mention	—	—	—	—	1,721	—	1,721
Substandard	—	—	—	3,565	3,855	9,127	16,547
Total	$42,716	$1,169,166	$1,210,020	$716,390	$435,167	$854,767	$4,428,226
Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Single family residential
Pass	$112,244	$819,295	$720,213	$166,261	$136,353	$339,664	$2,294,030
Watch	—	1,413	1,151	—	3,795	6,466	12,825
Special Mention	—	338	—	—	—	—	338
Substandard	—	—	—	—	—	1,719	1,719
Total	$112,244	$821,046	$721,364	$166,261	$140,148	$347,849	$2,308,912
Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$—	$21,993	$1,932	$11,548	$24,087	$100,483	$160,043
Watch	—	—	—	—	—	601	601
Special Mention	—	—	—	—	944	—	944
Substandard	—	—	—	—	—	—	—
Total	$—	$21,993	$1,932	$11,548	$25,031	$101,084	$161,588
Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Construction and land
Pass	$—	$7,733	$14,535	$—	$—	$—	$22,268
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$—	$7,733	$14,535	$—	$—	$—	$22,268
Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$154,960	$2,017,499	$1,934,714	$885,825	$581,520	$1,272,720	$6,847,238
Watch	—	2,101	13,137	4,809	12,306	20,134	52,487
Special Mention	—	338	—	—	2,665	—	3,003
Substandard	—	—	—	3,565	3,855	10,846	18,266
Total	$154,960	$2,019,938	$1,947,851	$894,199	$600,346	$1,303,700	$6,920,994
Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—

The following table summarizes the loan portfolio allocated by management’s internal risk ratings at December 31, 2022.

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Construction and Land	Total
Grade:
Pass	$4,469,443	$2,269,325	$169,711	$22,247	$6,930,726
Watch	44,436	11,341	1,594	—	57,371
Special mention	2,460	—	953	—	3,413
Substandard	15,973	2,962	—	—	18,935
Total	$4,532,312	$2,283,628	$172,258	$22,247	$7,010,445
The following table summarizes an aging analysis of the loan portfolio by the time past due as of the dates indicated below:

(Dollars in thousands)	30-59 Days	60-89 Days	90+ Days	Total Past Due	Current	Total
As of June 30, 2023:
Loans:
Multifamily residential	$—	$—	$3,023	$3,023	$4,425,203	$4,428,226
Single family residential	4,858	1,297	92	6,247	2,302,665	2,308,912
Commercial real estate	—	—	—	—	161,588	161,588
Construction and land	—	—	—	—	22,268	22,268
Total	$4,858	$1,297	$3,115	$9,270	$6,911,724	$6,920,994
As of December 31, 2022:
Loans:
Multifamily residential	$—	$—	$3,023	$3,023	$4,529,289	$4,532,312
Single family residential	—	—	104	104	2,283,524	2,283,628
Commercial real estate	—	—	—	—	172,258	172,258
Construction and land	—	—	—	—	22,247	22,247
Total	$—	$—	$3,127	$3,127	$7,007,318	$7,010,445
As of both June 30, 2023 and December 31, 2022, there were no loans that were past due over 89 days and still accruing interest.
Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral. Collateral dependent loans are evaluated individually for purposes of measuring the ACL, which is determined based on the estimated fair value of the collateral. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded. The following table presents the amortized cost basis of collateral dependent loans by loan type at June 30, 2023.

	Amortized Cost by Collateral Type			Allowance for Credit Losses
(Dollars in thousands)	Residential	Office	Industrial
Multifamily residential	$3,498	$—	$—	$—
Single family residential	1,457	—	—	—
Total	$4,955	$—	$—	$—

The following table summarizes information related to impaired loans at December 31, 2022:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$485	$562	$—
Single family residential	5,580	5,779	—
	6,065	6,341	—
With an allowance recorded:
Multifamily residential	3,024	3,002	600
Single family residential	801	798	25
	3,825	3,800	625
Total:
Multifamily residential	3,509	3,564	600
Single family residential	6,381	6,577	25
	$9,890	$10,141	$625
The following table summarizes information related to impaired loans for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$767	$17	$17	$654	$25	$25
Single family residential	6,219	37	10	5,626	80	29
	6,986	54	27	6,280	105	54
With an allowance recorded:
Single family residential	825	6	—	830	12	—
	825	6	—	830	12	—
Total:
Multifamily residential	767	17	17	654	25	25
Single family residential	7,044	43	10	6,456	92	29
	$7,811	$60	$27	$7,110	$117	$54
The following table summarizes the allocation of the allowance for loan losses by impairment methodology as of December 31, 2022:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Construction and Land	Total
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$600	$25	$—	$—	$625
Loans collectively evaluated for impairment	25,817	8,539	1,539	165	36,060
Ending balance	$26,417	$8,564	$1,539	$165	$36,685
Loans:
Ending balance: individually evaluated for impairment	$3,509	$6,381	$—	$—	$9,890
Ending balance: collectively evaluated for impairment	4,528,803	2,277,247	172,258	22,247	7,000,555
Ending balance	$4,532,312	$2,283,628	$172,258	$22,247	$7,010,445

There were no loans experiencing financial difficulty that were modified during the six months ended June 30, 2023. The Company had no modified loans with a subsequent payment default within the twelve months following their modification during the three or six months ended June 30, 2023. A loan is considered to be in default once it is 90 days contractually past due under the modified terms.
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
The Company had no TDRs with a subsequent payment default within the twelve months following their modification during the three or six months ended June 30, 2022. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
4.     NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned. The following table presents the composition of non-accrual loans as of the dates indicated below:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Non-Accrual Loans with No ACL	Non-Accrual Loans	Non-Accrual Loans with No ALLL	Non-Accrual Loans
Multifamily residential	$3,498	$3,498	$3,509	$3,509
Single family residential	1,457	1,457	2,962	2,962
Total	$4,955	$4,955	$6,471	$6,471

The allowance for non-accrual loans is based on the CECL cash flow methodology unless the loan is considered collateral dependent. The allowance for collateral dependent loans is determined based on the estimated fair value of the underlying collateral.
Interest income on non-accrual loans is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loans are deemed to be fully collectible. If there is doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on non-accrual loans during the three and six months ended June 30, 2023 totaling $18 thousand and $46 thousand, respectively, compared to $27 thousand and $54 thousand during the three and six months ended June 30, 2022, respectively. Contractual interest not recorded on nonperforming loans during the three and six months ended June 30, 2023 totaled $124 thousand and $241 thousand, respectively, compared to $17 thousand and $24 thousand during the three and six months ended June 30, 2022, respectively.

The Company did not own any other real estate owned as of June 30, 2023 and December 31, 2022.
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

(Dollars in thousands)	June 30, 2023	December 31, 2022
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$76,294	$80,478
Other financial institutions	36,044	37,503
Total mortgage loans serviced for others	$112,338	$117,981
Custodial account balances maintained in connection with serviced loans totaled $2.5 million and $234 thousand at June 30, 2023 and December 31, 2022, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$669	$811	$688	$915
Additions	—	—	—	—
Disposals	—	—	—	—
Changes in fair value due to changes in assumptions	—	—	—	—
Other changes in fair value	(30)	(32)	(49)	(136)
Ending balance	$639	$779	$639	$779
Fair value as of June 30, 2023 was determined using a discount rate of 10%, prepayment speeds ranging from 7.0% to 47.4% and a weighted average default rate of 5%. The weighted average prepayment speed at June 30, 2023 was 32.5%. Fair value as of December 31, 2022 was determined using a discount rate of 10%, prepayment speeds ranging from 3.5% to 32.3% and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2022 was 23.0%.
6.     LEASES
The Company leases various office premises under long-term operating lease agreements. These leases expire between 2024 and 2033, with certain leases containing five-year renewal options. The Company includes lease extension options in the lease term, if it is reasonably certain the Company will exercise the option, when considering the economic incentive to do so. Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. All of the Company’s leases are classified as operating leases.
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
Supplemental lease information as of June 30, 2023 and December 31, 2022 is as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Operating lease right-of-use assets included in prepaid expenses and other assets	$11,711	$13,244
Operating lease liabilities included in other liabilities and accrued expenses	11,711	13,316
Weighted average remaining lease term (years) of operating leases	4.8	5.1
Weighted average discount rate of operating leases	2.77%	2.69%
Supplemental lease information for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating lease costs included in occupancy expense	$911	$910	$1,816	$1,839
Cash paid for amounts included in the measurement of operating lease liabilities	911	1,014	1,888	2,051

At June 30, 2023, future undiscounted lease payments with initial terms of one year or more are as follows:

(Dollars in thousands)
July 1 - December 31, 2023	$1,686
2024	2,803
2025	2,388
2026	2,203
2027	1,964
Thereafter	1,640
Total undiscounted lease payments	12,684
Less: Imputed interest	(973)
Net lease liabilities	$11,711
7.     QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS
The Company is invested in qualified affordable housing projects that are expected to provide federal and state tax credits in the future. The investments are accounted for using the proportional amortization method. As of June 30, 2023 and December 31, 2022, the Company was committed to invest $19.3 million and $17.9 million, respectively, of which $5.7 million and $4.8 million, respectively, had been funded and was included in prepaid expenses and other assets in the consolidated statements of financial condition. The total unfunded commitments related to the investments totaled $13.6 million and $13.1 million at June 30, 2023 and December 31, 2022, respectively, and were included in other liabilities and accrued expenses in the consolidated statements of financial condition. During the three and six months ended June 30, 2023, the Company recognized amortization expense of $380 thousand and $744 thousand, respectively, and tax benefits related to the investments of $124 thousand and $243 thousand, respectively. During the three and six months ended June 30, 2022, the Company recognized amortization expense of $129 thousand and $265 thousand, respectively, and tax benefits related to the investments of $169 thousand and $365 thousand, respectively. Amortization expense and tax benefits are included in the provision for income taxes in the unaudited consolidated statements of income.

8.     DEPOSITS
A summary of deposits at June 30, 2023 and December 31, 2022 is as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Time deposits	$3,746,271	$3,134,373
Money market savings	1,112,639	1,718,008
Money market checking	781,544	728,231
Interest-bearing demand	127,638	158,068
Noninterest-bearing demand	72,347	100,660
Total	$5,840,439	$5,839,340
The Company had time deposits that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250 thousand of $1.5 billion and $1.3 billion at June 30, 2023 and December 31, 2022, respectively.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $577.3 million and $455.8 million at June 30, 2023 and December 31, 2022, respectively. The increase in brokered deposits was primarily utilized to offset retail deposit declines during the first quarter of 2023.
Maturities of the Company’s time deposits at June 30, 2023 are summarized as follows:

(Dollars in thousands)
July 1 - December 31, 2023	$2,143,963
2024	1,540,368
2025	49,031
2026	8,487
2027	3,552
Thereafter	870
Total	$3,746,271
9.     FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets, provided that adequate collateral has been pledged. As of June 30, 2023, the Bank had pledged various mortgage loans and securities to secure these borrowing arrangements totaling approximately $4.2 billion and $244.7 million, respectively, compared to pledged mortgage loans totaling approximately $4.2 billion as of December 31, 2022. Additionally, the FHLB stock held by the Bank as of both dates further secure these arrangements.
The Bank has access to the Loan and Discount Window of the FRB and the FRB's Bank Term Funding Program ("BTFP"). Advances under these programs are subject to the Bank providing qualifying collateral. Mortgage loans totaling approximately $2.6 billion and $904.9 million as of June 30, 2023 and December 31, 2022, respectively, secure the discount window borrowing arrangement. Securities with a current par value totaling $347.3 million secure the BTFP as of June 30, 2023. No securities were pledged to secure FRB borrowings as of December 31, 2022. There were no borrowings outstanding with the FRB as of June 30, 2023 or December 31, 2022.

The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

	Outstanding Balances		As of June 30, 2023
(Dollars in thousands)	June 30, 2023	December 31, 2022	Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate	Maturity Dates
Fixed rate short-term	$125,000	$56,500	5.35%	5.35%	5.35%	July 2023
Fixed rate long-term(1)	1,451,647	1,151,647	0.38%	7.33%	3.17%	December 2023 to March 2030
	$1,576,647	$1,208,147
(1) Included in total fixed rate long-term advances is a $200.0 million advance which matures in September 2025 and contains a FHLB quarterly call provision beginning in September 2023.
The Bank's available borrowing capacity based on loans and securities pledged to the FHLB and the FRB totaled $2.3 billion and $1.7 billion at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Bank had aggregate loan balances of $4.5 million and $1.1 billion, respectively, available to pledge to the FHLB and FRB to increase its borrowing capacity. As of June 30, 2023 and December 31, 2022, the Bank pledged as collateral a $62.6 million FHLB letter of credit to Freddie Mac related to our multifamily securitization reimbursement obligation.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the three and six months ended June 30, 2023, there was a maximum amount of short-term borrowings outstanding of $150.0 million for both periods, an average amount outstanding of $123.4 million and $86.4 million, respectively, with a weighted average interest rate of 5.27% and 5.21%, respectively. During the three and six months ended June 30, 2022, there was a maximum amount of short-term borrowings outstanding of $228.4 million for both periods, an average amount outstanding of $95.0 million and $58.6 million, respectively, with a weighted average interest rate of 1.05% and 0.92%, respectively.
The following table summarizes scheduled principal payments on FHLB advances over the next five years as of June 30, 2023:

(Dollars in thousands)
July 1 - December 31, 2023	$225,000
2024	500,000
2025	751,500
2026	100,000
2027	—
Thereafter	147
$1,576,647
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
The following table is a summary of the outstanding Trust Securities and Notes at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	6.93%	$41,238	6.15%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	7.17%	$20,619	6.39%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
11.     SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$154	$95,000	$215	9/30/2024	6.50%
12.     DERIVATIVES AND HEDGING ACTIVITIES
From time to time, the Company utilizes interest rate swaps and other derivative financial instruments as part of its asset liability management strategy to manage interest rate risk positions.

Fair Value Hedges of Interest Rate Risk
As of June 30, 2023, the Company held 10 interest rate swaps with a total notional amount of $1.5 billion. The swaps provide a hedge against the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period.

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

The following table presents the effect of the Company’s interest rate swaps on the unaudited consolidated statements of income for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Derivative - interest rate swaps:
Interest income	$8,136	$498	$16,300	$433
Hedged items - loans:
Interest income (loss)	91	(35)	(29)	(48)
Net increase in interest income	$8,227	$463	$16,271	$385
The following table presents the fair value of the Company’s interest rate swaps, as well as their classification in the consolidated statements of financial condition as of June 30, 2023 and December 31, 2022:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
As of June 30, 2023:
Interest Rate Swaps	$1,500,000	Prepaid Expenses and Other Assets	$19,827	Other Liabilities and Accrued Expenses	$—
As of December 31, 2022:
Interest Rate Swaps	$1,850,000	Prepaid Expenses and Other Assets	$21,323	Other Liabilities and Accrued Expenses	$2,136

As of June 30, 2023 and December 31, 2022, the following amounts were recorded in the consolidated statements of financial condition related to cumulative basis adjustments for its fair value hedges:

Line Item in the Consolidated Statements of Financial Condition in Which the Hedged Items are Included (1)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
As of June 30, 2023:
Loans receivable, net	$1,479,971	$(20,029)
As of December 31, 2022:
Loans receivable, net	$1,430,641	$(19,359)
(1) These amounts include the amortized cost basis of portfolio loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2023 and December 31, 2022, the amortized cost basis of the portfolio loans used in these hedging relationships were $4.1 billion and $3.9 billion, respectively.
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

All RSAs and RSUs are granted at the fair value of the common stock at the time of the award. RSAs and RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period. Non-cash stock compensation expense recognized for RSAs for the three and six months ended June 30, 2023 totaled $471 thousand and $944 thousand, respectively, compared to $616 thousand and $1.3 million for the three and six months ended June 30, 2022. The fair value of RSAs that vested during the six months ended June 30, 2023 and 2022 totaled $2.7 million and $2.6 million, respectively. No RSAs or RSUs vested during the three months ended June 30, 3023 or 2022.

As of June 30, 2023 and December 31, 2022, there was $1.9 million and $2.4 million, respectively, of unrecognized compensation expense related to 229,460 and 414,004 unvested RSAs, respectively, which amounts were expected to be expensed over a weighted average period of 1.30 years and 1.74 years, respectively. As of June 30, 2023 and December 31, 2022, 65,799 and 81,225 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections. There were no unvested RSUs at June 30, 2023 or December 31, 2022.

The following table summarizes share information about RSAs and RSUs:

	Six Months Ended June 30,
	2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	495,229	$11.89	581,189	$10.56
Shares granted	42,034	11.24	206,675	13.81
Shares settled	(239,005)	11.81	(253,706)	10.45
Shares forfeited	(2,999)	11.68	(37,839)	11.97
End of the period balance	295,259	$11.87	496,319	$11.86
Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At June 30, 2023 and December 31, 2022, there were 1,643,433 and 1,682,468 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. RSU awards were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan and were excluded from the shares reserved and available for grant under the Omnibus Plan.
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments were as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2023:
Financial assets:
Cash and cash equivalents	$699,366	$699,366	$699,366	$—	$—
Debt securities:
Available for sale	564,274	564,274	—	564,274	—
Held to maturity	3,053	2,821	—	2,821	—
Equity securities	10,340	10,340	—	10,340	—
Loans receivable, net	6,883,780	6,648,397	—	—	6,648,397
Accrued interest receivable	24,062	24,062	180	2,094	21,788
FHLB stock	45,146	N/A	N/A	N/A	N/A
Interest rate swaps	19,827	19,827	—	19,827	—
Financial liabilities:
Deposits	$5,840,439	$5,814,552	$1,864,169	$3,950,383	$—
FHLB advances	1,576,647	1,532,436	—	1,532,436	—
Junior subordinated deferrable interest debentures	61,857	56,487	—	56,487	—
Senior debt	94,846	90,353	—	90,353	—
Accrued interest payable	10,565	10,565	—	10,565	—
As of December 31, 2022:
Financial assets:
Cash and cash equivalents	$185,895	$185,895	$185,895	$—	$—
Debt securities:
Available for sale	607,348	607,348	—	607,348	—
Held to maturity	3,108	2,874	—	2,874	—
Equity securities	10,340	10,340	—	10,340	—
Loans receivable, net	6,973,760	6,743,783	—	—	6,743,783
Accrued interest receivable	24,306	24,306	58	4,171	20,077
FHLB stock	32,694	N/A	N/A	N/A	N/A
Interest rate swaps	21,323	21,323	—	21,323	—
Financial liabilities:
Deposits	$5,839,340	$5,789,929	$2,449,966	$3,339,963	$—
FHLB advances	1,208,147	1,153,511	—	1,153,511	—
Junior subordinated deferrable interest debentures	61,857	56,967	—	56,967	—
Senior debt	94,785	94,652	—	94,652	—
Accrued interest payable	3,964	3,964	—	3,964	—
Interest rate swaps	2,136	2,136	—	2,136	—
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

Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2023 and December 31, 2022.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2023:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$315,906	$—	$315,906	$—
Residential MBS and CMOs	187,290	—	187,290	—
Agency bonds	38,653	—	38,653	—
Other ABS	22,425	—	22,425	—
Total available for sale debt securities	$564,274	$—	$564,274	$—
Equity securities	$10,340	$—	$10,340	$—
Mortgage servicing rights	639	—	—	639
Interest rate swaps	19,827	—	19,827	—
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
There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2023 or 2022.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date.

At both June 30, 2023 and December 31, 2022, there were no assets or liabilities measured at fair value on a non-recurring basis and the Company held no other real estate owned.
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
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $268 thousand and $439 thousand as of June 30, 2023 and December 31, 2022, respectively, based upon an analysis of quantitative and qualitative data of the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation. In connection with the adoption the CECL accounting standard on January 1, 2023, the Company decreased the allowance for the reimbursement obligation by $119 thousand, which represented the difference between the CECL methodology and the prior methodology utilized for estimating losses for its reimbursement obligation.
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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If the Bank's capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At June 30, 2023, the Bank’s net worth was $839.9 million which equates to its Tier 1 capital of $874.0 million plus goodwill of $3.3 million less accumulated other comprehensive loss related to net unrealized losses on available for sale securities of $37.5 million.
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
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Proceeds from loan sales	$—	$—	$—	$—
Servicing fees	64	89	127	186
The following table provides information about the loans transferred through sales or securitization and not recorded in the consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of June 30, 2023:
Principal balance of loans	$10,812	$101,526
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2022:
Principal balance of loans	$11,000	$106,981
Loans 90+ days past due	—	—
Charge-offs, net	—	—
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
At June 30, 2023 and December 31, 2022, the Company had outstanding commitments of approximately $27.0 million and $37.7 million, respectively, for loans. Unfunded commitment reserves totaled $303 thousand and $125 thousand at June 30, 2023 and December 31, 2022, respectively. The Company adopted the CECL accounting standard on January 1, 2023. Upon adoption, the Company increased the allowance for unfunded loan commitments by $330 thousand, which represented the difference between the allowance calculated under the CECL methodology as of January 1, 2023 and the incurred loss methodology as of December 31, 2022. The $330 thousand increase in the allowance for unfunded loan commitments was primarily due to higher lifetime expected losses on unfunded commitments on construction loans under the CECL methodology.
Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations or cash flows. In the ordinary course of operations, as well as in connection with the pending merger with WAFD, the Company may be party to various legal proceedings.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured portions of these balances are limited to $250 thousand per institution based on FDIC insurance limits. At June 30, 2023 and December 31, 2022, the Company had $798 thousand and $25.0 million, respectively, in uninsured available cash balances. The Company also has established federal funds lines of credit with correspondent banks totaling $50.0 million at both June 30, 2023 and December 31, 2022, none of which were advanced at those dates. The Company periodically monitors the financial condition and capital adequacy of these correspondent banks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at June 30, 2023 and December 31, 2022 and our results of operations for the three months ended June 30, 2023 and March 31, 2023 and the six months ended June 30, 2023 and 2022, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on February 22, 2023 (our “Annual Report”) and with the accompanying Notes to Unaudited Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings (the "Bank"), the discussion and analysis relates to activities primarily conducted by the Bank.
Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank with $8.4 billion in assets at June 30, 2023. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank ("FHLB") and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.
Selected Financial Data
The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three and six months June 30, 2023 and 2022 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Report. The selected historical consolidated financial data for the three months ended March 31, 2023 are derived from our unaudited consolidated financial statements which are included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with SEC on May 5, 2023. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Three Months Ended		As of or For the Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Statements of Income and Financial Condition Data
Net Income	$6,917	$13,442	$20,359	$45,507
Pre-tax, pre-provision net earnings (1)	$11,107	$18,287	$29,394	$64,089
Total assets	$8,360,070	$8,302,457	$8,360,070	$7,530,516
Per Common Share
Diluted earnings per share	$0.14	$0.26	$0.40	$0.89
Book value per share	$13.71	$13.64	$13.71	$13.15
Tangible book value per share (1)	$13.64	$13.58	$13.64	$13.09
Selected Ratios
Return on average:
Assets	0.33%	0.67%	0.49%	1.25%
Stockholders' equity	3.94%	7.78%	5.85%	13.50%
Dividend payout ratio	—%	—%	—%	27.14%
Net interest margin	1.27%	1.72%	1.49%	2.58%
Efficiency ratio (1)	59.18%	48.08%	52.92%	31.03%
Noninterest expense to average assets	0.76%	0.84%	0.80%	0.79%
Loan to deposit ratio	118.50%	124.32%	118.50%	117.09%
Credit Quality Ratios
Allowance for credit losses on loans to total loans	0.54%	0.51%	0.54%	0.54%
Allowance for credit losses on loans to nonperforming loans	751.04%	722.62%	751.04%	706.46%
Nonperforming assets to total assets	0.06%	0.06%	0.06%	0.07%
Net charge-offs to average loans	—%	—%	—%	—%
Capital Ratios
Tier 1 leverage ratio	9.40%	9.73%	9.40%	10.20%
Total risk-based capital ratio	20.39%	19.50%	20.39%	19.12%

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Pre-tax, Pre-provision Net Earnings
Income before taxes	$9,895	$19,082	$28,977	$64,089
Plus: Provision for (reversal of) credit losses	1,212	(795)	417	—
Pre-tax, pre-provision net earnings	$11,107	$18,287	$29,394	$64,089
Efficiency Ratio
Noninterest expense (numerator)	$16,104	$16,934	$33,038	$28,837
Net interest income	$26,320	$33,986	60,306	92,506
Noninterest income	891	1,235	2,126	420
Operating revenue (denominator)	$27,211	$35,221	$62,432	$92,926
Efficiency ratio	59.18%	48.08%	52.92%	31.03%

(Dollars in thousands, except per share data)	June 30, 2023	March 31, 2023	June 30, 2022
Tangible Book Value Per Share
Total assets	$8,360,070	$8,302,457	$7,530,516
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	8,356,773	8,299,160	7,527,219
Less: Total liabilities	(7,660,723)	(7,606,296)	(6,858,894)
Tangible stockholders' equity (numerator)	$696,050	$692,864	$668,325
Period end shares outstanding (denominator)	51,027,878	51,030,877	51,063,498
Tangible book value per share	$13.64	$13.58	$13.09
Results of Operations - Three Months Ended June 30, 2023 and March 31, 2023

Overview

For the three months ended June 30, 2023, our net income was $6.9 million as compared to $13.4 million for the three months ended March 31, 2023. The decrease of $6.5 million, or 48.5%, was attributable to a decrease in net interest income of $7.7 million and an increase in the provision for credit losses of $2.0 million, partially offset by a decrease in provision for income taxes of $2.7 million. Pre-tax, pre-provision net earnings decreased by $7.2 million, or 39.3%, for the three months ended June 30, 2023 as compared to the linked quarter.
Net Interest Income

Net interest income decreased by $7.7 million, or 22.6%, to $26.3 million for the three months ended June 30, 2023 from $34.0 million for the prior quarter due to higher interest expense on our deposit portfolio and FHLB advances, partially offset by higher interest income on cash and cash equivalents and loans.

Our net interest margin was 1.27% during the three months ended June 30, 2023 compared to 1.72% during the prior quarter. Our net interest margin reflects the net impact of an increase in the cost of interest bearing liabilities, partially offset by an increase in the yield on interest earning assets. Due to the liability sensitivity of our balance sheet, our interest-bearing liabilities generally reprice more quickly than our interest-earning assets, which will result in lower net interest income during periods of rising interest rates. During the second quarter, the cost of our interest bearing liabilities increased by 61 basis points primarily due to an increase in the cost of our deposits and FHLB advances, while the yield on our interest earning assets increased by 14 basis points primarily due to an increase in the yields on loans and cash and cash equivalents. Our net interest spread in the second quarter was 0.98%, decreasing by 47 basis points as compared to the linked quarter.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended June 30, 2023 and March 31, 2023. The average balances are daily averages.

	For the Three Months Ended
	June 30, 2023			March 31, 2023
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,487,735	$50,780	4.53%	$4,521,440	$48,961	4.33%
Single family residential	2,317,880	22,249	3.84%	2,283,753	22,991	4.03%
Commercial real estate	164,733	2,256	5.48%	169,268	2,147	5.07%
Construction and land	24,753	729	11.81%	23,665	505	8.65%
Total loans (1)	6,995,101	76,014	4.35%	6,998,126	74,604	4.26%
Investment securities	595,223	5,613	3.77%	614,527	5,488	3.57%
Cash and cash equivalents	683,409	8,623	5.06%	291,706	3,303	4.59%
Total interest-earning assets	8,273,733	90,250	4.36%	7,904,359	83,395	4.22%
Noninterest-earning assets (2)	147,474			149,670
Total assets	$8,421,207			$8,054,029
Interest-Bearing Liabilities
Transaction accounts	$132,927	186	0.55%	$150,429	160	0.43%
Money market demand accounts	1,943,861	14,870	3.03%	2,271,018	13,956	2.46%
Time deposits	3,662,985	32,661	3.54%	3,268,933	23,491	2.88%
Total deposits	5,739,773	47,717	3.30%	5,690,380	37,607	2.65%
FHLB advances	1,640,939	13,630	3.33%	1,327,863	9,262	2.83%
Junior subordinated debentures	61,857	1,008	6.54%	61,857	966	6.33%
Senior debt	94,826	1,575	6.64%	94,796	1,574	6.64%
Total interest-bearing liabilities	7,537,395	63,930	3.38%	7,174,896	49,409	2.77%
Noninterest-bearing deposit accounts	71,865			86,967
Other noninterest-bearing liabilities	110,391			100,627
Total liabilities	7,719,651			7,362,490
Total stockholders' equity	701,556			691,539
Total liabilities and stockholders' equity	$8,421,207			$8,054,029

Net interest spread (3)			0.98%			1.45%
Net interest income/margin (4)		$26,320	1.27%		$33,986	1.72%
(1)    Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $1.4 million for both the three months ended June 30, 2023 and March 31, 2023.
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

	Three Months Ended June 30 vs March 31, 2023
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$(376)	$2,195	$1,819
Single family residential	344	(1,086)	(742)
Commercial real estate	(59)	168	109
Construction and land	25	199	224
Total loans	(66)	1,476	1,410
Investment securities	(176)	301	125
Cash and cash equivalents	4,943	377	5,320
Total interest-earning assets	4,701	2,154	6,855
Interest-Bearing Liabilities
Transaction accounts	(19)	45	26
Money market demand accounts	(2,131)	3,045	914
Time deposits	3,167	6,003	9,170
Total deposits	1,017	9,093	10,110
FHLB advances	2,497	1,871	4,368
Junior subordinated debentures	—	42	42
Senior debt	1	—	1
Total interest-bearing liabilities	3,515	11,006	14,521

Net Interest Income	$1,186	$(8,852)	$(7,666)

Total interest income increased by $6.9 million, or 8.2%, for the three months ended June 30, 2023 as compared to the prior quarter. This increase was primarily due to a $1.4 million improvement in interest income earned on loans resulting from an 9 basis point increase in the average yield on our loans due to the repricing of loans, as well as the recent origination of loans at higher current rates relative to the existing coupon on our loan portfolio. Interest income was also positively impacted by an increase in the average balance and, to a lesser extent, the average yield, of cash and cash equivalents of $391.7 million and 47 basis points, respectively, compared to the linked quarter. The increase in average balance was due to our purposeful plan to increase on-balance sheet liquidity.
The volume of new loan originations totaled $69.8 million and $90.3 million for the three months ended June 30, 2023 and March 31, 2023, respectively. Declining loan originations are primarily attributable to slowing demand resulting from the general rise in interest rates and our desire to achieve a risk adjusted return on new loan volume in light of the elevated cost of new funding. The weighted average rate on new loans for the three months ended June 30, 2023 was 6.78% as compared to 6.42% for the linked quarter. Loan prepayment speeds were 6.6% and 4.2% during the three months ended June 30, 2023 and March 31, 2023, respectively. The continued low prepayment speeds were due to rising market interest rates, which continued to impact purchase and refinancing activity. The weighted average rate on loan payoffs/curtailments during the three months ended June 30, 2023 was 5.07% as compared to 4.43% for the prior quarter.
Total interest expense increased $14.5 million, or 29.4%, to $63.9 million, for the three months ended June 30, 2023 from $49.4 million for the prior quarter. Interest expense on deposits increased $10.1 million, to $47.7 million, for the three months ended June 30, 2023 from $37.6 million for the prior quarter. The increase was primarily due to a 65 basis point increase in the cost of interest-bearing deposits predominantly due to rate increases in both retail and brokered deposits. Additionally, interest expense on FHLB advances increased $4.4 million compared to the prior quarter due to an increase in the average balance and cost of advances of $313.1 million and 50 basis points, respectively. The increase in FHLB advances was primarily utilized to supplement our liquidity during the quarter. We also use long-term FHLB advances as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

Provision for Credit Losses
During the three months ended June 30, 2023, the Company recorded loan loss provisions of $1.3 million, compared to recaptured loan loss provisions of $679 thousand during the linked quarter. The provision recorded during the current quarter was primarily related to forecasted declines in multifamily property values. The reversal during the prior quarter was predominantly due to the elimination of a specific reserve previously established on a collateral dependent loan. Our ACL on loans as a percentage of total loans was 0.54% at June 30, 2023 compared to 0.52% at December 31, 2022. The Company adopted the CECL methodology on January 1, 2023 using the modified retrospective method and results for reporting periods beginning January 1, 2023 are reported under the CECL methodology, while prior period results continue to be reported under previously applicable GAAP.
Nonperforming assets totaled $5.0 million, or 0.06% of total assets, at June 30, 2023 compared to $6.5 million, or 0.08% of total assets, at December 31, 2022. The decrease in nonperforming assets was primarily due to two single family residential loans returning to performing status during the first quarter. Classified loans, which includes loans graded Substandard and of greater risk, totaled $18.3 million and $18.9 million at June 30, 2023 and December 31, 2022, respectively. Criticized loans, which includes loans graded Special Mention and classified loans, were $21.3 million at June 30, 2023 compared to $22.3 million at December 31, 2022. The Company's exposure to nonresidential commercial real estate remains limited, totaling $161.6 million, or 2.3% of our loan portfolio, at the end of the current quarter. See further detail of our nonresidential commercial real estate below in this item under "Loan Portfolio Composition - Commercial real estate loans".
Noninterest Income
Noninterest income decreased by $344 thousand, or 27.9%, to $891 thousand for the three months ended June 30, 2023 from $1.2 million for the prior quarter. The following table presents the major components of our noninterest income:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$625	$577	$48	8.3%
Fee income	98	138	(40)	(29.0)%
Other	168	520	(352)	(67.7)%
Total noninterest income	$891	$1,235	$(344)	(27.9)%
The decrease in noninterest income for the quarter ended June 30, 2023 compared to the quarter ended March 31, 2023, was primarily attributable to a decrease in the fair value of equity securities during the current quarter compared to the prior quarter. Changes in fair value are primarily attributable to changes in market interest rates.
Noninterest Expense
Noninterest expense decreased $830 thousand, or 4.9%, to $16.1 million for the three months ended June 30, 2023 from $16.9 million for the three months ended March 31, 2023. The following table presents the major components of our noninterest expense:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$10,118	$10,671	$(553)	(5.2)%
Deposit insurance premium	943	884	59	6.7%
Professional and regulatory fees	499	436	63	14.4%
Occupancy	1,134	1,184	(50)	(4.2)%
Depreciation and amortization	373	649	(276)	(42.5)%
Data processing	1,025	862	163	18.9%
Marketing	955	739	216	29.2%
Merger costs	41	553	(512)	(92.6)%
Other expenses	1,016	956	60	6.3%
Total noninterest expense	$16,104	$16,934	$(830)	(4.9)%
The decrease in noninterest expense during the quarter ended June 30, 2023 compared to the linked quarter was predominantly due to a $553 thousand decrease in compensation costs primarily due to a decline in the required accrual for post-retirement benefits due to rising long-term interest rates during the period, partially offset by a decline in capitalized loan origination costs due to lower loan origination volume. During the current quarter, the Company further reduced its workforce by approximately 10%, predominantly impacting our loan production team. The financial benefit of this reduction will be reflected in future quarters. Noninterest expense was also positively impacted by a $512 thousand decline in external costs incurred in connection with our previously announced merger with Washington Federal, Inc. ("WAFD") compared to the prior quarter.
Income Tax Expense
For the three months ended June 30, 2023, we recorded income tax expense of $3.0 million as compared to $5.6 million for the prior quarter with effective tax rates of 30.1% and 29.6%, respectively.
Results of Operations - Six Months Ended June 30, 2023 and 2022

Overview

For the six months ended June 30, 2023, our net income was $20.4 million as compared to $45.5 million for the six months ended June 30, 2022. The decrease of $25.1 million, or 55.3%, was primarily attributable to a decrease of $32.2 million in net interest income and an increase of $4.2 million in noninterest expense, partially offset by a $10.0 million decrease in provision for income tax as compared to the same period last year. Pre-tax, pre-provision net earnings decreased by $34.7 million, or 54.1%, for the six months ended June 30, 2023 as compared to the same period last year.

Net Interest Income

Net interest income decreased by $32.2 million, or 34.8%, to $60.3 million for the six months ended June 30, 2023 from $92.5 million for the same period last year due to higher interest expense on deposits and FHLB advances, partially offset by higher interest income on loans, cash and cash equivalents and investments.
Net interest margin for the six months ended June 30, 2023 was 1.49% compared to 2.58% for the same period last year. The decrease in our margin was primarily related to a 234 basis point increase in the cost of our interest-bearing liabilities, partially offset by a 106 basis point increase in the yield of our interest-earning assets.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the six months ended June 30, 2023 and 2022. The average balances are daily averages.

	For the Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,504,495	$99,741	4.43%	$4,265,584	$79,038	3.71%
Single family residential	2,300,911	45,240	3.93%	1,914,875	26,456	2.76%
Commercial real estate	166,988	4,403	5.27%	191,776	4,460	4.65%
Construction and land	24,212	1,234	10.28%	23,077	591	5.16%
Total loans (1)	6,996,606	150,618	4.31%	6,395,312	110,545	3.46%
Investment securities	604,822	11,101	3.67%	650,304	5,163	1.59%
Cash and cash equivalents	488,640	11,926	4.92%	127,479	265	0.42%
Total interest-earning assets	8,090,068	173,645	4.29%	7,173,095	115,973	3.23%
Noninterest-earning assets (2)	148,563			101,204
Total assets	$8,238,631			$7,274,299
Interest-Bearing Liabilities
Transaction accounts	$141,630	346	0.49%	$172,351	183	0.21%
Money market demand accounts	2,106,536	28,827	2.72%	3,007,908	7,189	0.48%
Time deposits	3,467,047	56,151	3.23%	2,213,867	5,561	0.50%
Total deposits	5,715,213	85,324	2.98%	5,394,126	12,933	0.48%
FHLB advances	1,485,266	22,892	3.11%	812,685	6,725	1.67%
Junior subordinated debentures	61,856	1,974	6.44%	61,857	660	2.15%
Senior debt	94,811	3,149	6.64%	94,688	3,149	6.65%
Total interest-bearing liabilities	7,357,146	113,339	3.08%	6,363,356	23,467	0.74%
Noninterest-bearing deposit accounts	79,374			156,717
Other noninterest-bearing liabilities	105,536			80,196
Total liabilities	7,542,056			6,600,269
Total stockholders' equity	696,575			674,030
Total liabilities and stockholders' equity	$8,238,631			$7,274,299

Net interest spread (3)			1.21%			2.49%
Net interest income/margin (4)		$60,306	1.49%		$92,506	2.58%

(1)    Non-accrual loans and loans held for sale are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $2.8 million and $8.8 million for the six months ended June 30, 2023 and 2022, respectively.
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

	Six Months Ended June 30, 2023 vs 2022
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$4,637	$16,066	$20,703
Single family residential	6,054	12,730	18,784
Commercial real estate	(613)	556	(57)
Construction and land	30	613	643
Total loans	10,108	29,965	40,073
Investment securities	(386)	6,324	5,938
Cash, cash equivalents and restricted cash	2,438	9,223	11,661
Total interest-earning assets	12,160	45,512	57,672
Interest-Bearing Liabilities
Transaction accounts	(37)	200	163
Money market demand accounts	(2,760)	24,398	21,638
Time deposits	4,775	45,815	50,590
Total deposits	1,978	70,413	72,391
FHLB advances	7,918	8,249	16,167
Junior subordinated debentures	—	1,314	1,314
Senior debt	—	—	—
Total interest-bearing liabilities	9,896	79,976	89,872

Net Interest Income	$2,264	$(34,464)	$(32,200)

Total interest income increased by $57.7 million, or 49.7%, for the six months ended June 30, 2023 as compared to the same period last year. The increase was primarily due to an 85 basis point increase in loan yields and a $601.3 million increase in the average balance of loans. The increase in loan yields was attributable to an $15.9 million increase in interest income earned on our interest rate swaps as well as loans originated in the past twelve months at increasing interest rates. The average balance of loans increased due to strong prior year loan originations and slowing prepayment speeds. Additionally, interest income on cash and cash equivalents and investments increased $11.6 million and $5.9 million, respectively, primarily due to a 450 basis point and a 208 basis point, respectively, increase in yield compared to the same period last year due to rising market interest rates. At June 30, 2023, over 62% of our available for sale securities portfolio consisted of floating rate securities with an average repricing period of approximately 14 months.
The volume of new loans originated totaled $160.1 million and $1.3 billion for the six months ended June 30, 2023 and 2022, respectively. The decline in loan originations was primarily attributable to slowing demand resulting from the general rise in interest rates and our desire to achieve a risk adjusted return on new loan volume in light of the elevated cost of new funding. The weighted average interest rate on new loans for the six months ended June 30, 2023 was 6.58% as compared to 3.37% for the same period last year. The increase in the average coupon on originations was primarily due to the rising interest rate environment. Loan prepayment speeds were 5.4% and 25.1% during the six months ended June 30, 2023 and 2022, respectively. The decrease in prepayment speeds was due to rising market interest rates, which slowed purchase and refinancing activity during the current year-to-date period. The weighted average rate on loan payoffs/curtailments during the six months ended June 30, 2023 was 4.80% as compared to 3.78% for the same period last year.
Total interest expense increased $89.9 million, or 383.0%, to $113.3 million for the six months ended June 30, 2023 from $23.5 million for the same period last year. Interest expense on deposits increased $72.4 million primarily due to the cost of interest-bearing deposits increasing 250 basis points due to the general rise in market interest rates. Interest expense on advances from the FHLB increased by $16.2 million during the six months ended June 30, 2023 compared to the same period last year, due to an increase in the average balance and cost of FHLB advances of $672.6 million and 144 basis points, respectively. The increase in FHLB advances has been utilized to mitigate interest rate risk and increase on-balance sheet liquidity. The increase in the cost of FHLB advances is due to rising market interest rates. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’
Provision for Credit Losses

For the six months ended June 30, 2023, we recorded $621 thousand in provisions for loan losses compared to no provisions during the same period last year. During the six months ended June 30, 2023, provisions were recorded primarily related to forecasted declines in multifamily property values, partially offset by the elimination of a specific reserve previously established on a collateral dependent loan. As discussed above, the Company adopted the CECL methodology on January 1, 2023.

Noninterest Income

Noninterest income increased to $2.1 million for the six months ended June 30, 2023 from $420 thousand for the same period last year.

The following table presents the major components of our noninterest income:

	For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$1,202	$696	$506	72.7%
Fee income	236	517	(281)	(54.4)%
Other	688	(793)	1,481	(186.8)%
Total noninterest income	$2,126	$420	$1,706	406.2%
The increase in noninterest income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a $920 thousand net increase in the fair value of equity securities during the current period compared to the same period last year, as well as a $506 thousand increase in FHLB dividends.

Noninterest Expense

Noninterest expense increased $4.2 million, or 14.6%, to $33.0 million for the six months ended June 30, 2023 from $28.8 million for the same period last year.

The following table presents the major components of our noninterest expense:

	For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$20,789	$17,289	$3,500	20.2%
Deposit insurance premium	1,827	960	867	90.3%
Occupancy	2,318	2,391	(73)	(3.1)%
Depreciation and amortization	1,022	1,349	(327)	(24.2)%
Professional and regulatory fees	935	1,173	(238)	(20.3)%
Data processing	1,887	1,995	(108)	(5.4)%
Marketing	1,694	983	711	72.3%
Merger costs	594	—	594	N/A
Other expenses	1,972	2,697	(725)	(26.9)%
Total noninterest expense	$33,038	$28,837	$4,201	14.6%
The increase in noninterest expense during the six months ended June 30, 2023 as compared to the same period last year was primarily attributable to a $3.5 million increase in compensation expense due to a decline in capitalized salary costs due to lower loan origination volume, partially offset by a decrease in salaries and related benefits due to a reduction in our lending workforce. Additionally, FDIC deposit insurance premiums increased $867 thousand compared to the same period last year due to an increase in assessment rates effective at the beginning of 2023 and marketing costs increased $711 thousand related to deposit gathering efforts. During the six months ended June 30, 2023, $594 thousand of external costs were incurred in connection with our previously announced merger with WAFD. These increases were partially offset by a $757 thousand decline in loan down payment assistance costs.
Income Tax Expense

For the six months ended June 30, 2023, we recorded income tax expense of $8.6 million as compared to $18.6 million for the same period last year with effective tax rates of 29.7% and 29.0%, respectively.
Financial Condition - As of June 30, 2023 and December 31, 2022

Total assets at June 30, 2023 were $8.4 billion, an increase of $385.4 million, or 4.8%, from December 31, 2022. The increase was primarily due to a $513.5 million increase in cash and cash equivalents as compared to the prior year end, partially offset by a $89.5 million decline in loans. Total liabilities were $7.7 billion at quarter end, an increase of $368.6 million, or 5.1%, from December 31, 2022. The increase in total liabilities was primarily attributable to a $368.5 million increase in FHLB advances.
Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of June 30, 2023 and December 31, 2022, our total loans amounted to $6.9 billion and $7.0 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of June 30, 2023		As of December 31, 2022
(Dollars in thousands)	Amount	% of total	Amount	% of total
Real estate loans
Multifamily residential	$4,397,188	64.2%	$4,500,500	64.8%
Single family residential	2,279,166	33.2%	2,253,987	32.4%
Commercial real estate	161,177	2.3%	171,767	2.5%
Construction and land	22,404	0.3%	22,533	0.3%
Total loans before deferred items	6,859,935	100.0%	6,948,787	100.0%
Deferred loan costs, net	61,059		61,658
Total loans	$6,920,994		$7,010,445
The relative composition of the loan portfolio has not changed significantly over the past several years. Our primary focus remains multifamily real estate lending, which constituted 64% and 65% of our portfolio at June 30, 2023 and December 31, 2022, respectively. Single family residential lending is our secondary lending emphasis and represented 33% and 32% of our portfolio at June 30, 2023 and December 31, 2022, respectively.

We recognize that our multifamily and single family residential loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 534% and 560% as of June 30, 2023 and December 31, 2022, respectively. Our single family loans as a percentage of risk-based capital were 277% and 281% as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At both June 30, 2023 and December 31, 2022, 61%, 27% and 9% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively.

Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual cash flow evaluations of income property loans and semi-annual stress testing.

We had a small portfolio of construction loans with commitments (funded and unfunded) totaling $36.3 million and $38.7 million at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the average loan commitment for our single family construction product, which includes small tract housing and condominium projects, and our multifamily residential construction loans was $5.7 million and $3.9 million, respectively. Our construction lending typically focuses on non-owner occupied single family residential projects with completed per-unit values of $4.0 million or less and multifamily projects with loan commitments of $15.0 million or less. In late 2022, we stopped accepting any new construction loan applications.
The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Loan increases:
Multifamily residential	$18,994	$23,380	$42,374	$792,721
Single family residential	50,825	66,927	117,752	483,347
Commercial real estate	—	—	—	20,410
Construction and land	—	—	—	5,400
Total loans originated and purchased	69,819	90,307	160,126	1,301,878

Loan decreases:
Loan principal reductions and payoffs	(148,028)	(105,288)	(253,316)	(957,827)
Other (1)	(24,276)	28,015	3,739	(3,642)
Total loan outflows	(172,304)	(77,273)	(249,577)	(961,469)
Net change in total loan portfolio	$(102,485)	$13,034	$(89,451)	$340,409

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loan costs, fair value adjustments and, to the extent applicable, may include foreclosures and charge-offs. Fair value adjustments totaled $(26.2) million and $25.5 million for the three months ended June 30, 2023 and March 31, 2023, respectively, and totaled $(670) thousand and $(13.2) million for the six months ended June 30, 2023 and 2022, respectively.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At June 30, 2023, our multifamily real estate portfolio had an average loan balance of $1.6 million, a weighted average loan to value of 56.2%, a weighted average debt service coverage ratio of 1.6 times and supporting collateral averaging 13.6 housing units, as compared to an average loan balance of $1.7 million, a weighted average loan to value of 56.7%, a weighted average debt service coverage ratio of 1.5 times and supporting collateral averaging 13.7 housing units at December 31, 2022.
Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide loans to refinance single family properties. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At June 30, 2023, our single family residential real estate portfolio had an average loan balance of $907 thousand, a weighted average loan to value of 64.0% and a weighted average borrower credit score at origination/refreshed of 759. At December 31, 2022, our single family residential real estate portfolio had an average loan balance of $907 thousand, a weighted average loan to value of 64.0% and a weighted average borrower credit score at origination/refreshed of 759.
Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on nonresidential commercial real estate. Our nonresidential commercial real estate loans are generally used to finance the purchase or refinance of established multi-tenant industrial, office and retail sites. At June 30, 2023, our commercial real estate portfolio had an average loan balance of $2.2 million, a weighted average loan to value of 53.7% and a weighted average debt service coverage ratio of 1.7 times, as compared to an average loan balance of $2.2 million, a weighted average loan to value of 53.9% and a weighted average debt service coverage ratio of 1.7 times at December 31, 2022. Our exposure to nonresidential commercial real estate is limited. Additional detail is provided within the table below as of June 30, 2023:

(Dollars in thousands)	Count	Balance	Weighted Average LTV	% of Total Loans
Multifamily Real Estate	2,709	$4,428,226	56.2%	64.0%
Single Family Real Estate	2,550	2,308,912	64.0%	33.4%
Commercial Real Estate Type:
Mid Rise Office	7	37,445	62.1%	0.5%
Strip Retail	13	23,081	50.1%	0.3%
Medical Office	5	18,389	58.8%	0.3%
Shopping Center	5	17,837	56.3%	0.3%
Unanchored Retail	8	14,469	44.1%	0.2%
Anchored Retail	3	11,420	50.4%	0.2%
Low rise office	7	11,324	51.6%	0.2%
More than 50% commercial	10	10,798	47.3%	0.2%
Multi-Tenant Industrial	5	6,925	41.2%	0.1%
Shadow Retail	3	3,897	61.1%	0.1%
Flex Industrial	2	2,354	60.7%	0.0%
Warehouse	3	2,336	43.9%	0.0%
Restaurant	2	1,242	25.8%	0.0%
Other	1	71	13.6%	0.0%
Commercial Real Estate	74	161,588	53.7%	2.3%
Construction (1)	7	22,268	55.4%	0.3%
Total	5,340	$6,920,994	58.7%	100.0%
(1) Construction LTV is calculated based on an "as-completed" property value. Undisbursed commitments for construction loans totaled $11.1 million at June 30, 2023.
Construction and land. Other categories of loans included in our portfolio consist of construction and land loans. Construction loans include a single family construction product, which includes small tract housing and condominium projects, and multifamily construction projects. As of June 30, 2023 and December 31, 2022, the Company had no land loans outstanding.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
As of June 30, 2023:
Loans
Real estate mortgage loans:
Multifamily residential	$7	$639	$38,138	$4,358,404	$4,397,188
Single family residential	45	332	50,351	2,228,438	2,279,166
Commercial real estate	949	68,485	91,743	—	161,177
Construction and land	19,977	2,427	—	—	22,404
Total loans	$20,978	$71,883	$180,232	$6,586,842	$6,859,935

Fixed interest rates	$—	$195	$43,306	$265,411	$308,912
Floating or hybrid adjustable rates	20,978	71,688	136,926	6,321,431	6,551,023
Total loans	$20,978	$71,883	$180,232	$6,586,842	$6,859,935
As of December 31, 2022:
Loans
Real estate mortgage loans:
Multifamily residential	$72	$537	$39,917	$4,459,974	$4,500,500
Single family residential	27	468	51,443	2,202,049	2,253,987
Commercial real estate	—	41,505	130,262	—	171,767
Construction and land	17,464	5,069	—	—	22,533
Total loans	$17,563	$47,579	$221,622	$6,662,023	$6,948,787

Fixed interest rates	$—	$197	$45,045	$270,285	$315,527
Floating or hybrid adjustable rates	17,563	47,382	176,577	6,391,738	6,633,260
Total loans	$17,563	$47,579	$221,622	$6,662,023	$6,948,787
Our fixed interest rate loans generally consist of 30 and 40-year loans that are primarily secured by single family residential properties, often in conjunction with our efforts to provide affordable housing financing to low-to-moderate income individuals. Our floating and adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of three to ten years and then convert to quarterly or semi-annual repricing adjustments thereafter. As of June 30, 2023 and December 31, 2022, $4.3 billion and $4.6 billion, respectively, of our floating or hybrid adjustable rate loans were at their floor rates. The weighted average minimum interest rate on loans at their floor rates was 3.64% and 3.66% at June 30, 2023 and December 31, 2022, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.5 billion and $5.7 billion at June 30, 2023 and December 31, 2022, respectively. These loans had a weighted average term to first repricing date of 3.3 years and 3.7 years at June 30, 2023 and December 31, 2022, respectively.
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
The following table provides details of our nonperforming assets as of the dates presented and certain other related information:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Non-accrual loans
Multifamily residential portfolio	$3,498	$3,509
Single family residential portfolio	1,457	2,962
Total non-accrual loans	4,955	6,471
Real estate owned	—	—
Total nonperforming assets	$4,955	$6,471
Allowance for credit losses on loans to period end nonperforming loans	751.04%	566.91%
Nonperforming loans to period end loans	0.07%	0.09%
Nonperforming assets to total assets	0.06%	0.08%
When assessing whether a loan should be placed on non-accrual status because contractual payments appear doubtful, consideration is given to information we collect from third parties and our borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.
Interest income recognized on non-accrual loans subsequent to their classification as non-accrual totaled $18 thousand and $28 thousand for the three months ended June 30, 2023 and March 31, 2023, respectively, and $46 and $54 thousand for the six months ended June 30, 2023 and 2022, respectively. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $142 thousand and $146 thousand for the three months ended June 30, 2023 and March 31, 2023, respectively, and $287 thousand and $71 thousand for the six months ended June 30, 2023 and 2022, respectively.
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
The following tables provide information on the activity within the allowance as of and for the periods indicated:

(Dollars in thousands)	Beginning Balance	Impact of CECL Adoption	Charge-Offs	Recoveries	Provision	Ending Balance
Three months ended June 30, 2023
Multifamily residential	$27,292	$—	$—	$—	$1,931	$29,223
Single family residential	7,431	—	—	—	(557)	6,874
Commercial real estate	777	—	—	—	(1)	776
Construction and land	414	—	—	—	(73)	341
Allowance for credit losses on loans	35,914	—	—	—	1,300	37,214
Allowance for credit losses on off-balance sheet credit exposures	658	—	—	—	(88)	570
Total allowance for credit losses	$36,572	$—	$—	$—	$1,212	$37,784
Three months ended March 31, 2023
Multifamily residential	$26,417	$2,882	$—	$—	$(2,007)	$27,292
Single family residential	8,564	(2,472)	—	—	1,339	7,431
Commercial real estate	1,539	(784)	—	—	22	777
Construction and land	165	282	—	—	(33)	414
Allowance for credit losses on loans	36,685	(92)	—	—	(679)	35,914
Allowance for credit losses on off-balance sheet credit exposures	563	211	—	—	(116)	658
Total allowance for credit losses	$37,248	$119	$—	$—	$(795)	$36,572
Six months ended June 30, 2023
Multifamily residential	$26,417	$2,882	$—	$—	$(76)	$29,223
Single family residential	8,564	(2,472)	—	—	782	6,874
Commercial real estate	1,539	(784)	—	—	21	776
Construction and land	165	282	—	—	(106)	341
Allowance for credit losses on loans	36,685	(92)	—	—	621	37,214
Allowance for credit losses on off-balance sheet credit exposures	563	211	—	—	(204)	570
Total allowance for credit losses	$37,248	$119	$—	$—	$417	$37,784
Six months ended June 30, 2022
Multifamily residential	$26,043	$—	$—	$—	$(36)	$26,007
Single family residential	7,224	—	—	—	401	7,625
Commercial real estate	2,094	—	—	—	(421)	1,673
Construction and land	174	—	—	—	56	230
Allowance for loan losses	$35,535	$—	$—	$—	$—	$35,535

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Allowance for credit losses on loans to period end loans	0.54%	0.51%	0.54%	0.54%
Annualized net charge-offs to average loans:
Multifamily residential	—%	—%	—%	—%
Single family residential	—%	—%	—%	—%
Commercial real estate	—%	—%	—%	—%
Construction and land	—%	—%	—%	—%
Annualized net charge-offs to average loans	—%	—%	—%	—%

Investment Portfolio
Our investment portfolio is generally comprised of government agency securities which are high-quality liquid investments under Basel III, with over 97.9% classified as available for sale. The portfolio is primarily maintained to serve as a contingent, on-balance sheet source of liquidity. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk which is reflective in the yields obtained on those securities. Most of our securities are classified as available for sale, although we occasionally purchase long-term fixed rate mortgage backed securities or municipal securities for community reinvestment purposes and classify those as held to maturity. In addition, we have equity securities which consist of investments in a qualified community reinvestment fund.

The following table presents the book value of our investment portfolio:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$315,906	54.69%	$340,736	54.89%
Residential MBS and CMOs	187,290	32.42%	199,384	32.11%
Agency bonds	38,653	6.69%	42,630	6.87%
Other asset backed securities	22,425	3.88%	24,598	3.96%
Total available for sale debt securities	564,274	97.68%	607,348	97.83%
Held to maturity:
Government Sponsored Entities:
Residential MBS	2,996	0.52%	3,047	0.49%
Other investments	57	0.01%	61	0.01%
Total held to maturity debt securities	3,053	0.53%	3,108	0.50%
Equity securities	10,340	1.79%	10,340	1.67%
Total investment securities	$577,667	100.00%	$620,796	100.00%
The net unrealized losses in the Company's available for sale and held to maturity portfolios were $52.8 million and $232 thousand, respectively, and represented 8.38% and 0.04%, respectively, of the total amortized cost of our investment portfolio at June 30, 2023. Unrealized losses in our AFS portfolio are reported in our stockholders' equity, net of any tax impact. Over 62% of our available for sale securities portfolio consisted of floating rate securities with an average repricing period of approximately 14 months. As of June 30, 2023, securities with a book value totaling $544.9 million were pledged to the FHLB and Federal Reserve Bank ("FRB"). There were no advances against these pledged securities during the six months ended June 30, 2023. No securities were pledged as of December 31, 2022.
Deposits

Representing 76.2% of our total liabilities as of June 30, 2023, deposits are our primary source of funding for our business operations. During the second quarter retail deposit activity appears to have normalized following volatility primarily caused by the recent banking turmoil. We continue to remain focused on growing deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations. When competitively priced, or when there is market disruption, and/or for asset liability management purposes, we will supplement our retail deposits with wholesale fundings, including brokered deposits.

Deposits totaled $5.8 billion at both June 30, 2023 and December 31, 2022. Retail deposits declined $120.3 million, while brokered deposits increased $121.4 million during the six months ended June 30, 2023. The decline in retail deposits during the year-to-date period was primarily in money market savings accounts, partially offset by increases in time deposits. Consequently, the proportion of non-maturity deposits within the portfolio decreased to 35.9% at June 30, 2023 compared to 46.3% at December 31, 2022, while our portfolio of time deposits increased to 64.1% from 53.7% as of the same dates. Retail deposit declines began after the events of mid-March and resulted in large first quarter outflows which were partially offset by increases during the second quarter as retail deposit activity normalized. The increase in brokered deposits was primarily utilized to offset the decline in our retail deposits and further supplement our liquidity position. Our cost of interest bearing deposits was 3.30% and 2.65% during the quarters ended June 30, 2023 and March 31, 2023, respectively, and 2.98% and 0.48% during the six months ended June 30, 2023 and 2022, respectively. As discussed above, the increase in our cost of interest bearing deposits compared to the prior quarter and prior year-to-date period was predominantly due to rapid interest rate increases in both retail and brokered deposits.
Our loan to deposit ratio was 119% and 120% at June 30, 2023 and December 31, 2022, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth and to strategically manage our interest rate risk, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.
The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended
	June 30, 2023			March 31, 2023
(Dollars in thousands)	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$71,865	—%	1.2%	$86,967	—%	1.5%
Interest-bearing transaction accounts	132,927	0.55%	2.3%	150,429	0.43%	2.6%
Money market demand accounts	1,943,861	3.03%	33.4%	2,271,018	2.46%	39.3%
Time deposits	3,662,985	3.54%	63.1%	3,268,933	2.88%	56.6%
Total	$5,811,638	3.25%	100.0%	$5,777,347	2.60%	100.0%

	Six Months Ended
	June 30, 2023			June 30, 2022
(Dollars in thousands)	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$79,374	—%	1.4%	$156,717	—%	2.8%
Interest-bearing transaction accounts	141,630	0.49%	2.4%	172,351	0.21%	3.1%
Money market demand accounts	2,106,536	2.72%	36.4%	3,007,908	0.48%	54.2%
Time deposits	3,467,047	3.23%	59.8%	2,213,867	0.50%	39.9%
Total	$5,794,587	2.93%	100.0%	$5,550,843	0.46%	100.0%
The Company estimated its balance of uninsured deposits at approximately $997.8 million, or 17.1% of total deposits, and $1.3 billion, or 22.5% of total deposits, at June 30, 2023 and December 31, 2022, respectively. The following table summarizes our deposit composition by source and segregates balances between estimated insured and uninsured balances for each deposit category as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Insured	Uninsured	Insured	Uninsured
Consumer	$3,359,071	$828,474	$3,090,797	$931,454
Business	906,244	169,369	981,692	379,560
Brokered	577,281	—	455,837	—
Total deposits	$4,842,596	$997,843	$4,528,326	$1,311,014

The following table sets forth the maturity of time deposits and estimated insured and uninsured balances as of June 30, 2023:

(Dollars in thousands)	Insured	Uninsured
Remaining maturity:
Three months or less	$891,344	$194,110
Over three through six months	870,477	188,031
Over six through twelve months	1,152,987	246,538
Over twelve months	175,994	26,790
Total	$3,090,802	$655,469
Percent of time deposits to total deposits	52.92%	11.22%
FHLB Advances and Other Borrowings
In addition to deposits, we utilize collateralized FHLB borrowings to fund our asset growth and, more recently, to add liquidity to our balance sheet. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management efforts to reduce the liability sensitive position of our balance sheet. FHLB advances totaled $1.6 billion and $1.2 billion at June 30, 2023 and December 31, 2022, respectively. As of the same dates, the Bank had a FHLB letter of credit outstanding totaling $62.6 million. The increase in FHLB advances during the six months ended June 30, 2023 was primarily utilized to supplement our liquidity in response to the unexpected bank closures in March 2023 and offset the declines in retail deposits, discussed above.

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

	June 30, 2023		December 31, 2022		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	6.93%	$41,238	6.15%	3/1/2006	6/15/2036	3 month LIBOR + 1.38%
Luther Burbank Statutory Trust II	$20,619	7.17%	$20,619	6.39%	3/1/2007	6/15/2037	3 month LIBOR + 1.62%
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

The following table presents information regarding our FHLB advances and other borrowings as of or for the periods indicated:

	As of or For the Three Months Ended		As of or For the Six Months Ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
FHLB advances
Average amount outstanding during the period	$1,640,939	$1,327,863	$1,485,266	$812,685
Maximum amount outstanding at any month-end during the period	1,701,647	1,701,647	1,701,647	954,947
Balance outstanding at end of period	1,576,647	1,701,647	1,576,647	954,947
Weighted average maturity (in years)	1.5	1.6	1.5	1.7
Weighted average interest rate at end of period	3.34%	3.34%	3.34%	1.79%
Weighted average interest rate during the period	3.33%	2.83%	3.11%	1.67%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857	$61,857	$61,857
Weighted average maturity (in years)	13.5	13.7	13.5	14.5
Weighted average interest rate at end of period	7.01%	6.33%	7.01%	3.29%
Weighted average interest rate during the period	6.54%	6.33%	6.44%	2.15%

Senior unsecured term notes
Balance outstanding at end of period	$94,846	$94,816	$94,846	$94,724
Weighted average maturity (in years)	1.3	1.4	1.3	2.3
Weighted average interest rate at end of period	6.64%	6.64%	6.64%	6.65%
Weighted average interest rate during the period	6.64%	6.64%	6.64%	6.65%

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

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of or for the dates indicated:

	As of or For the Three Months Ended		As of or For the Six Months Ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Outstanding at period end	$125,000	$150,000	$125,000	$153,300
Average amount outstanding	123,352	48,993	86,378	58,551
Maximum amount outstanding at any month end	150,000	150,000	150,000	153,300
Weighted average interest rate at end of period	5.35%	5.27%	5.35%	1.70%
Weighted average interest rate during the period	5.27%	5.05%	5.21%	0.92%
Stockholders’ Equity
The Company's stockholders’ equity totaled $699.3 million at June 30, 2023, an increase of $16.8 million, or 2.5%,

compared to December 31, 2022. The increase in stockholders' equity was primarily due to net income of $20.4 million, partially offset by unrealized losses on securities of $3.3 million during the six months ended June 30, 2023.
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

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commitments to fund loans	$26,988	$37,741
In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $268 thousand and $439 thousand at June 30, 2023 and December 31, 2022, respectively, which is included in other liabilities and accrued expenses in the consolidated statements of financial condition. In connection with the adoption of the CECL accounting standard on January 1, 2023, the Company decreased the allowance for the reimbursement obligation by $119 thousand, which represented the difference between the CECL methodology and the prior methodology utilized for estimating losses for its reimbursement obligation. The prior period allowance is reported in accordance with previous GAAP.

As of June 30, 2023, the Company held ten interest rate swaps with a total notional amount of $1.5 billion. The swaps provide a hedge against the interest rate risk associated with both hybrid adjustable loans in their fixed rate period and a pool of fixed rate single family loans. Our swaps involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amounts. As of June 30, 2023, these swaps carried a weighted average fixed payment rate of 3.57%, while receiving a federal funds weighted average rate of 5.08%. The net hedging impact associated with our swaps is reported in interest income on loans.

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

Contractual Obligations

The following table presents, as of June 30, 2023, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", Note 17. ‘‘Commitments and Contingencies,’’ in the Notes to Our Unaudited Consolidated Financial Statements in this Report.

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)					Total
Contractual Cash Obligations
Time deposits (1)	$3,543,487	$190,009	$12,775	$—	$3,746,271
FHLB advances (1)(2)	475,000	1,001,500	100,000	147	1,576,647
Senior debt (1)	—	95,000	—	—	95,000
Junior subordinated debentures (1)	—	—	—	61,857	61,857
Operating leases	3,141	4,837	3,607	1,099	12,684
Significant contract (3)	1,628	3,025	—	—	4,653
Total	$4,023,256	$1,294,371	$116,382	$63,103	$5,497,112

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
Liquidity Management and Capital Adequacy

Liquidity Management

Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions, the banking industry, such as bank failures, or exposure to rapid changes in interest rates, as well as credit, market, operational, legal and reputational risks also could affect the Company’s liquidity risk profile and are considered in the assessment of liquidity management.

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

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, unrestricted cash at third party banks, investments available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the FRB discount window and the FRB Bank Term Funding Program

("BTFP"), draws on established federal funds lines from unaffiliated commercial banks and the issuance of debt or equity securities. Our reliance on wholesale funding sources may fluctuate as economic conditions and customer preferences change.
We proactively and prudently manage liquidity, which became even more important this year in light of the bank failures and other deposit dislocations resulting from the rapidly rising interest rate environment. During the six months ended June 30, 2023, we increased our on-balance sheet liquidity by an additional $389.2 million primarily through an increase in FHLB advances. Usage of our FHLB line to augment our liquidity is consistent with our past borrowing practices. We have pledged substantially all of our pledgeable investment and loan portfolios to the FHLB and FRB. Although the Bank has access to an aggregate borrowing capacity of $1.2 billion under FRB's BTFP and discount window, we have not utilized either line during the current year. As of June 30, 2023, our total on-balance sheet liquidity and borrowing capacity, as shown below, represented 337% of our estimated uninsured deposit balances. As of June 30, 2023, we maintained the following liquidity position:

(Dollars in thousands)	As of June 30, 2023	% of Assets
Unrestricted cash & cash equivalents	$699,366	8.37%
Unpledged liquid securities	32,765	0.39%
Unutilized brokered deposit capacity(1)	298,785	3.57%
Unutilized FHLB borrowing capacity(2)(3)	1,123,450	13.44%
Unutilized FRB borrowing capacity(2)	1,162,693	13.91%
Commercial lines of credit	50,000	0.60%
Total liquidity	$3,367,059	40.28%
(1) Capacity based on internal guidelines.
(2) Capacity based on pledged collateral specific to the FHLB or FRB, as applicable.
(3) Availability to borrow from the FHLB is permitted up to 40% of Luther Burbank Savings’ (the “Bank”) assets or $3.3 billion, subject to collateral capacity.
Our total deposits at both June 30, 2023 and December 31, 2022 were $5.8 billion. Based on the values of loans and securities pledged as collateral, our $1.6 billion of FHLB advances outstanding and our $62.6 million FHLB letter of credit outstanding, we had $1.1 billion of additional borrowing capacity with the FHLB at June 30, 2023. Based on the values of other loans and securities pledged as collateral, we had $1.2 billion of borrowing capacity with the FRB at June 30, 2023. There were no outstanding advances with the FRB at June 30, 2023. In addition to the liquidity provided by the FHLB and FRB described above, we have established federal funds lines of credit with unaffiliated banks totaling $50.0 million at June 30, 2023, none of which were advanced at that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Available cash balances at correspondent banks, including amounts at the FRB, totaled $699.4 million at June 30, 2023.

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
Capital Adequacy

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of June 30, 2023 and December 31, 2022, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations.

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

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of June 30, 2023
Tier 1 Leverage Ratio	$795,381	9.40%	$338,613	4.00%	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	733,524	17.95%	285,979	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	795,381	19.47%	347,260	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	833,187	20.39%	428,968	10.50%	N/A	N/A
As of December 31, 2022
Tier 1 Leverage Ratio	$775,259	9.72%	$319,051	4.00%	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	713,402	16.80%	297,214	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	775,259	18.26%	360,902	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	812,529	19.14%	445,820	10.50%	N/A	N/A
Luther Burbank Savings
As of June 30, 2023
Tier 1 Leverage Ratio	$874,042	10.33%	$338,502	4.00%	$423,128	5.00%
Common Equity Tier 1 Risk-Based Ratio	874,042	21.41%	285,772	7.00%	265,360	6.50%
Tier 1 Risk-Based Capital Ratio	874,042	21.41%	347,009	8.50%	326,596	8.00%
Total Risk-Based Capital Ratio	911,848	22.34%	428,658	10.50%	408,246	10.00%
As of December 31, 2022
Tier 1 Leverage Ratio	$856,631	10.74%	$318,970	4.00%	$398,712	5.00%
Common Equity Tier 1 Risk-Based Ratio	856,631	20.19%	297,026	7.00%	275,809	6.50%
Tier 1 Risk-Based Capital Ratio	856,631	20.19%	360,674	8.50%	339,458	8.00%
Total Risk-Based Capital Ratio	893,901	21.07%	445,538	10.50%	424,322	10.00%

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the exposure to unanticipated changes in net interest earnings or loss due to changes in the market value of assets and liabilities as a result of fluctuations in interest rates. As a financial institution, our primary market risk is interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves (basis risk).
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
Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints. In recognition of this, we endeavor to actively manage our assets and liabilities to maximize our net interest income and return on equity, while managing our risk exposure and maintaining adequate liquidity and capital positions.
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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months may change if prevailing interest rates increased or decreased by the specified amounts at June 30, 2023. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
June 30, 2023
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(11.7)	(25.2)%
+300 BP	(7.3)	(15.6)%
+200 BP	(4.0)	(8.5)%
+100 BP	(1.7)	(3.7)%
-100 BP	0.8	1.8%
-200 BP	1.9	4.2%
-300 BP	2.7	5.7%
-400 BP	3.1	6.6%
The NII at Risk reported at June 30, 2023 reflects that our earnings were in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. During the six months ended June 30, 2023, our NII at Risk decreased as compared to December 31, 2022 primarily due to a decline in longer-term interest rates, a decrease in the months to repricing of our loan balances and an increase in the duration of our hedge positions, partially offset by slower loan prepayments and lower loan market values.
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

Interest Rate Risk to Capital (EVE)
June 30, 2023
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(292.1)	(58.0)%
+300 BP	(194.5)	(38.7)%
+200 BP	(113.0)	(22.5)%
+100 BP	(47.8)	(9.5)%
-100 BP	28.4	5.6%
-200 BP	38.1	7.6%
-300 BP	36.4	7.2%
-400 BP	23.1	4.6%
The EVE reported at June 30, 2023 reflects that our market value of capital was in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. During the six months ended June 30, 2023, our EVE at risk decreased as compared to December 31, 2022 primarily due to a decline in longer-term interest rates, a decrease in the months to repricing of our loan balances and an increase in the duration of our hedge positions, partially offset by slower loan prepayments and lower loan market values.
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
We are currently utilizing FHLB advances and interest rate swaps to hedge our liability sensitive interest rate risk position. As of June 30, 2023, the Company maintained ten interest rate swaps with an aggregate notional amount of $1.5 billion to primarily hedge the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. All of our swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on derivatives, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in interest income for loans in our unaudited consolidated statements of income. During the three and six months ended June 30, 2023, the Company recognized an increase in interest income of $8.2 million and $16.3 million, respectively, in connection with interest rate swaps compared to $463 thousand and $385 thousand during the three and six months ended June 30, 2022, respectively.
The following table summarizes derivative instruments utilized by us as interest rate risk hedge positions as of June 30, 2023:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate swap	Fair value hedge	9	$100,000	$2,259	$—
Interest rate swap	Fair value hedge	12	100,000	2,172	—
Interest rate swap	Fair value hedge	23	100,000	3,862	—
Interest rate swap	Fair value hedge	32	200,000	2,515	—
Interest rate swap	Fair value hedge	33	100,000	489	—
Interest rate swap	Fair value hedge	36	200,000	386	—
Interest rate swap	Fair value hedge	50	100,000	4,037	—
Interest rate swap	Fair value hedge	51	200,000	2,021	—
Interest rate swap	Fair value hedge	52	200,000	901	—
Interest rate swap	Fair value hedge	58	200,000	1,185	—
			$1,500,000	$19,827	$—
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO. Additionally, contracts are in place to ensure that minimum transfer amounts and collateral requirements are established.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2023, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II.

Item 1. Legal Proceedings
On March 24, 2023, Martin Siegel, a purported Luther Burbank Corporation shareholder, filed and served a putative class action on behalf of our shareholders in the Superior Court for the County of Sonoma, California captioned Siegel v. Lagomarsino, et al. (Case No. SCV-272922). The Siegel complaint alleges that our board of directors breached their fiduciary duty by failing to disclose certain internal projections and other information allegedly underlying the fairness opinion of our financial adviser, Piper Sandler & Co., in connection with our pending merger transaction with Washington Federal, Inc. Following the filing of our Current Report on Form 8-K on April 10, 2023 containing certain supplemental information regarding unaudited prospective financial estimates received and considered by Piper Sandler & Co., Mr. Siegel withdrew his request for a preliminary injunction to require us to disclose the internal projections and other information and to delay our May 4, 2023 shareholders meeting, but reserved the right to seek an award of attorney’s fees and expenses. On May 9, 2023, Siegel and his counsel filed an amended complaint alleging unjust enrichment and seeking an award of attorney's fees and expenses and removing their prior disclosure based claims.

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
We believe the allegations and claims in the Siegel action and the other complaints are without merit.
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
Item 1A. Risk Factors
There have been no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
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

LUTHER BURBANK CORPORATION

DATED:	AUGUST 4, 2023	By: /s/ Simone Lagomarsino
Simone Lagomarsino
President and Chief Executive Officer

DATED:	AUGUST 4, 2023	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer