Form 10-Q
period 2023-09-30
Luther Burbank Corp
filed 2023-11-03
CIK 1475348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

As of October 31, 2023, there were 51,016,948 shares of the registrant’s common stock, no par value, outstanding.

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
•political instability or the effects of war or other conflicts, including, but not limited to, the current conflicts between Russia and Ukraine and in the Middle East, as well as the civil unrest in Sudan;
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

PART I.

Item 1. Financial Statements
LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and cash equivalents	$579,724	$185,895
Available for sale debt securities, at fair value	535,924	607,348
Held to maturity debt securities, at amortized cost (fair value of $2,656 and $2,874 at September 30, 2023 and December 31, 2022, respectively)	3,025	3,108
Equity securities, at fair value	10,018	10,340
Loans receivable, net of allowance for credit losses ("ACL") on loans of $39,885 and $36,685 at September 30, 2023 and December 31, 2022, respectively	6,787,334	6,973,760
Accrued interest receivable	26,049	24,306
Federal Home Loan Bank ("FHLB") stock, at cost	44,370	32,694
Premises and equipment, net	12,884	13,661
Goodwill	3,297	3,297
Prepaid expenses and other assets	131,288	120,223
Total assets	$8,133,913	$7,974,632

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$5,760,102	$5,839,340
FHLB advances	1,426,647	1,208,147
Junior subordinated deferrable interest debentures	61,857	61,857
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024 (less debt issuance costs of $123 and $215 at September 30, 2023 and December 31, 2022, respectively)	94,877	94,785
Accrued interest payable	10,847	3,964
Other liabilities and accrued expenses	84,578	84,003
Total liabilities	7,438,908	7,292,096

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, no par value; 100,000,000 shares authorized; 51,027,878 and 51,073,272 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	399,313	398,988
Retained earnings	339,894	317,711
Accumulated other comprehensive loss, net of taxes	(44,202)	(34,163)
Total stockholders' equity	695,005	682,536
Total liabilities and stockholders' equity	$8,133,913	$7,974,632
See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and fee income:
Loans	$75,116	$62,366	$225,734	$172,911
Investment securities	5,711	4,127	16,812	9,290
Cash and cash equivalents	8,243	547	20,169	812
Total interest and fee income	89,070	67,040	262,715	183,013
Interest expense:
Deposits	55,099	14,085	140,423	27,018
FHLB advances	11,722	5,346	34,614	12,071
Junior subordinated deferrable interest debentures	1,112	560	3,086	1,220
Senior debt	1,574	1,575	4,723	4,724
Total interest expense	69,507	21,566	182,846	45,033
Net interest income before provision for credit losses	19,563	45,474	79,869	137,980
Provision for credit losses	3,001	500	3,418	500
Net interest income after provision for credit losses	16,562	44,974	76,451	137,480
Noninterest income:
FHLB dividends	886	363	2,088	1,059
Other income	146	(94)	1,070	(370)
Total noninterest income	1,032	269	3,158	689
Noninterest expense:
Compensation and related benefits	8,527	8,857	29,316	26,146
Deposit insurance premium	960	508	2,787	1,468
Professional and regulatory fees	638	639	1,573	1,812
Occupancy	1,115	1,199	3,433	3,590
Depreciation and amortization	368	806	1,390	2,155
Data processing	1,039	1,044	2,926	3,039
Marketing	860	1,211	2,554	2,194
Other expenses	1,528	1,112	4,094	3,809
Total noninterest expense	15,035	15,376	48,073	44,213
Income before provision for income taxes	2,559	29,867	31,536	93,956
Provision for income taxes	652	8,865	9,270	27,447
Net income	$1,907	$21,002	$22,266	$66,509

Basic earnings per common share	$0.04	$0.41	$0.44	$1.31
Diluted earnings per common share	$0.04	$0.41	$0.44	$1.30
Dividends per common share	$—	$0.12	$—	$0.36

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$1,907	$21,002	$22,266	$66,509
Other comprehensive loss:
Unrealized loss on available for sale debt securities:
Unrealized holding loss arising during the period	(9,516)	(14,855)	(14,181)	(44,970)
Tax effect	2,788	4,334	4,142	13,066
Total other comprehensive loss, net of tax	(6,728)	(10,521)	(10,039)	(31,904)
Comprehensive (loss) income	$(4,821)	$10,481	$12,227	$34,605

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
(Dollar amounts in thousands, except per share data)

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Stockholders' Equity
	Common Stock		Retained Earnings	Available for Sale Securities
	Shares	Amount
Balance, June 30, 2022	51,063,498	$397,620	$295,297	$(21,295)	$671,622
Net income	—	—	21,002	—	21,002
Other comprehensive loss	—	—	—	(10,521)	(10,521)
Restricted stock award grants	11,373	—	—	—	—
Settled restricted stock units	3,502	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(3,768)	(51)	—	—	(51)
Stock based compensation expense	—	756	—	—	756
Cash dividends ($0.12 per share)	—	—	(6,139)	—	(6,139)
Balance, September 30, 2022	51,074,605	$398,325	$310,160	$(31,816)	$676,669

Balance, June 30, 2023	51,027,878	$398,834	$337,987	$(37,474)	$699,347
Net income	—	—	1,907	—	1,907
Other comprehensive loss	—	—	—	(6,728)	(6,728)
Stock based compensation expense	—	479	—	—	479
Balance, September 30, 2023	51,027,878	$399,313	$339,894	$(44,202)	$695,005

Balance, December 31, 2021	51,682,398	$406,904	$262,141	$88	$669,133
Net income	—	—	66,509	—	66,509
Other comprehensive loss	—	—	—	(31,904)	(31,904)
Restricted stock award grants	218,048	—	—	—	—
Settled restricted stock units	10,261	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(66,190)	(926)	—	—	(926)
Restricted stock forfeitures	(37,839)	(71)	14	—	(57)
Stock based compensation expense	—	2,152	—	—	2,152
Shares repurchased	(732,073)	(9,734)	—	—	(9,734)
Cash dividends ($0.36 per share)	—	—	(18,504)	—	(18,504)
Balance, September 30, 2022	51,074,605	$398,325	$310,160	$(31,816)	$676,669

Balance, December 31, 2022	51,073,272	$398,988	$317,711	$(34,163)	$682,536
Cumulative effect of change in accounting principal (1)	—	—	(84)	—	(84)
Net income	—	—	22,266	—	22,266
Other comprehensive loss	—	—	—	(10,039)	(10,039)
Restricted stock award grants	42,034	—	—	—	—
Settled restricted stock units	15,426	—	—	—	—
Shares withheld to pay taxes on stock based compensation	(99,855)	(1,098)	—	—	(1,098)
Restricted stock forfeitures	(2,999)	(3)	1	—	(2)
Stock based compensation expense	—	1,426	—	—	1,426
Balance, September 30, 2023	51,027,878	$399,313	$339,894	$(44,202)	$695,005

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

See accompanying notes to unaudited consolidated financial statements

LUTHER BURBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$22,266	$66,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,390	2,155
Provision for credit losses	3,418	500
Amortization of deferred loan costs, net	4,250	11,173
Amortization of premiums on investment securities, net	168	552
Stock based compensation expense, net of forfeitures	1,423	2,081
Change in fair value of mortgage servicing rights	55	190
Change in fair value of equity securities	322	1,376
Other items, net	184	217
Effect of changes in:
Accrued interest receivable	(1,743)	(3,250)
Accrued interest payable	6,883	832
Prepaid expenses and other assets	7,586	(12,653)
Other liabilities and accrued expenses	(188)	11,483
Net cash provided by operating activities	46,014	81,165
Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of available for sale debt securities	57,078	108,908
Proceeds from maturities and paydowns of held to maturity debt securities	79	684
Purchases of available for sale debt securities	—	(147,578)
Net decrease (increase) in loans receivable	164,785	(592,313)
Purchase of FHLB stock, net	(11,676)	(9,283)
Purchase of premises and equipment	(615)	(325)
Net cash provided by (used in) investing activities	209,651	(639,907)
Cash flows from financing activities:
Net (decrease) increase in deposits	(79,238)	256,137
Proceeds from long-term FHLB advances	450,000	350,000
Repayment of long-term FHLB advances	(350,000)	(100,000)
Net change in short-term FHLB advances	118,500	200,000
Shares withheld for taxes on vested restricted stock	(1,098)	(926)
Shares repurchased	—	(9,734)
Cash paid for dividends	—	(18,490)
Net cash provided by financing activities	138,164	676,987
Increase in cash and cash equivalents	393,829	118,245
Cash and cash equivalents, beginning of period	185,895	138,413
Cash and cash equivalents, end of period	$579,724	$256,658
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$175,963	$44,201
Income taxes	$203	$21,987
Supplemental non-cash disclosures:
Lease liabilities arising from obtaining right-of-use assets	$2,978	$15,707

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
On November 13, 2022, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Washington Federal, Inc. (“WAFD”), pursuant to which the Company will merge with and into WAFD (the “Corporate Merger”), with WAFD surviving the Corporate Merger. Promptly following the Corporate Merger, the Company’s wholly-owned bank subsidiary, Luther Burbank Savings, will be merged with and into Washington Federal Bank, dba WaFd Bank, the wholly-owned bank subsidiary of WAFD (“WAFD Bank”), with WAFD Bank as the surviving institution. On May 4, 2023, the shareholders of the Company and WAFD approved the Corporate Merger at their respective special meetings and, on October 13, 2023, the Washington State Department of Financial Institutions granted conditional approval of the merger. Closing of the transaction, which is expected to occur in the fourth quarter of 2023, remains subject to the receipt of approvals from the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System, along with the satisfaction of other customary closing conditions.
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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2023.

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
Reclassifications
Certain prior period balances have been reclassified to conform to current year presentation. These reclassifications had no effect on prior year net income or stockholders’ equity.
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

(Dollars in thousands, except share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$1,907	$21,002	$22,266	$66,509

Weighted average basic common shares outstanding	50,864,217	50,738,479	50,866,536	50,956,972
Add: Dilutive effects of assumed vesting of restricted stock	59,224	155,079	39,864	114,774
Weighted average diluted common shares outstanding	50,923,441	50,893,558	50,906,400	51,071,746

Income per common share:
Basic EPS	$0.04	$0.41	$0.44	$1.31
Diluted EPS	$0.04	$0.41	$0.44	$1.30
Anti-dilutive shares not included in calculation of diluted earnings per share	3,888	—	18,224	2,493
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

2.     INVESTMENT SECURITIES
Available for Sale
The following table summarizes the amortized cost and the estimated fair value of available for sale debt securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2023:
Government and Government Sponsored Entities:
Commercial mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$333,497	$145	$(34,736)	$298,906
Residential MBS and CMOs	205,351	13	(27,239)	178,125
Agency bonds	37,069	76	(137)	37,008
Other asset backed securities ("ABS")	22,344	—	(459)	21,885
Total available for sale debt securities	$598,261	$234	$(62,571)	$535,924
At December 31, 2022:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$365,207	$265	$(24,736)	$340,736
Residential MBS and CMOs	221,994	22	(22,632)	199,384
Agency bonds	42,540	189	(99)	42,630
Other ABS	25,763	—	(1,165)	24,598
Total available for sale debt securities	$655,504	$476	$(48,632)	$607,348
Net unrealized losses on available for sale investment securities are recorded as accumulated other comprehensive loss within stockholders’ equity and totaled $44.2 million and $34.2 million, net of $18.1 million and $14.0 million in tax assets, at September 30, 2023 and December 31, 2022, respectively. There were no sales or transfers of available for sale investment securities and no realized gains or losses on these securities during the three or nine months ended September 30, 2023 or 2022.

The following tables summarize the gross unrealized losses and fair value of available for sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$32,808	$(357)	$240,500	$(34,379)	$273,308	$(34,736)
Residential MBS and CMOs	2,539	(19)	173,126	(27,220)	175,665	(27,239)
Agency bonds	13,285	(29)	12,176	(108)	25,461	(137)
Other ABS	—	—	21,885	(459)	21,885	(459)
Total available for sale debt securities	$48,632	$(405)	$447,687	$(62,166)	$496,319	$(62,571)
At September 30, 2023, the Company held 58 commercial MBS and CMOs of which 52 were in a loss position and 45 had been in a loss position for twelve months or more. The Company held 88 residential MBS and CMOs of which 86 were in a loss position and 81 had been in a loss position for twelve months or more. The Company held six agency bonds of which four were in a loss position and three had been in a loss position for twelve months or more. The Company held three other ABS of which all three were in a loss position for twelve months or more.

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
The unrealized losses on the Company’s investments were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by the U.S. government or agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2023 or December 31, 2022. Additionally, the Company had no ACL recorded for available for sale investment securities at September 30, 2023.
As of September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders' equity, other than the U.S. government and its agencies.
Held to Maturity
The following table summarizes the amortized cost and estimated fair value of held to maturity investment securities as of the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
As of September 30, 2023:
Government Sponsored Entities:
Residential MBS	$2,971	$—	$(369)	$2,602
Other investments	54	—	—	54
Total held to maturity investment securities	$3,025	$—	$(369)	$2,656
As of December 31, 2022:
Government Sponsored Entities:
Residential MBS	$3,047	$—	$(234)	$2,813
Other investments	61	—	—	61
Total held to maturity investment securities	$3,108	$—	$(234)	$2,874
The following table summarizes the gross unrecognized losses and fair value of held to maturity investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
As of September 30, 2023:
Government Sponsored Entities:
Residential MBS	$—	$—	$2,602	$(369)	$2,602	$(369)
As of December 31, 2022:
Government Sponsored Entities:
Residential MBS	$2,813	$(234)	$—	$—	$2,813	$(234)
At September 30, 2023, the Company had seven held to maturity residential MBS of which all seven had been in a loss position for twelve months or more. At December 31, 2022, the Company had seven held to maturity residential MBS of which all seven were in a loss position for less than twelve months.
The unrecognized losses on the Company’s held to maturity investments at September 30, 2023 were caused by interest rate changes. In addition, the contractual cash flows of these investments are guaranteed by agencies sponsored by the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than amortized cost. Because the decline in market value is attributable to changes in interest rates but not credit quality, and because the Company has the ability and intent to hold those investments until maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2023 or December 31, 2022. Additionally, the Company had no ACL recorded for held to maturity investment securities at September 30, 2023.
The following table summarizes the scheduled maturities of available for sale and held to maturity investment securities as of September 30, 2023:

	September 30, 2023
(Dollars in thousands)	Amortized Cost	Fair Value
Available for sale debt securities
One to five years	$1,451	$1,457
Five to ten years	32,762	32,681
Beyond ten years	2,856	2,870
MBS, CMOs and other ABS	561,192	498,916
Total available for sale debt securities	$598,261	$535,924
Held to maturity investments securities
Five to ten years	$54	$54
MBS	2,971	2,602
Total held to maturity debt securities	$3,025	$2,656
The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. As such, mortgage backed securities, collateralized mortgage obligations and other asset backed securities are not included in the maturity categories above and instead are shown separately. As of September 30, 2023, securities with an amortized cost totaling $575.3 million were pledged to the FHLB and Federal Reserve Bank of San Francisco ("FRB") to secure borrowing arrangements. See Note 9 for additional information. No securities were pledged as of December 31, 2022.
Equity Securities
Equity securities consist of investments in a qualified community reinvestment fund. At September 30, 2023 and December 31, 2022, the fair value of equity securities totaled $10.0 million and $10.3 million, respectively. Changes in fair value are recognized in other noninterest income and totaled $(322) thousand during both the three and nine months ended September 30, 2023, compared to $(455) thousand and

$(1.4) million during the three and nine months ended September 30, 2022, respectively. There were no sales of equity securities during the three or nine months ended September 30, 2023 or 2022.
3.     LOANS
Loans consist of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Mortgages on:
Multifamily residential	$4,349,645	$4,532,312
Single family residential	2,303,280	2,283,628
Commercial real estate	153,986	172,258
Construction and land	20,308	22,247
Total	6,827,219	7,010,445
Allowance for credit losses on loans	(39,885)	(36,685)
Loans, net	$6,787,334	$6,973,760

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
The following table summarizes activity in and the allocation of the allowance for credit losses by portfolio segment during the three and nine months ended September 30, 2023:

	Allowance for Credit Losses
(Dollars in thousands)	Beginning Balance	Impact of CECL Adoption	Charge-Offs	Recoveries	Provision	Ending Balance
Three months ended September 30, 2023
Multifamily residential	$29,223	$—	$—	$—	$2,203	$31,426
Single family residential	6,874	—	(463)	—	718	7,129
Commercial real estate	776	—	—	—	207	983
Construction and land	341	—	—	—	6	347
Allowance for credit losses on loans	37,214	—	(463)	—	3,134	39,885
Allowance for credit losses on off-balance sheet credit exposures	570	—	—	—	(133)	437
Total	$37,784	$—	$(463)	$—	$3,001	$40,322
Nine months ended September 30, 2023
Multifamily residential	$26,417	$2,882	$—	$—	$2,127	$31,426
Single family residential	8,564	(2,472)	(463)	—	1,500	7,129
Commercial real estate	1,539	(784)	—	—	228	983
Construction and land	165	282	—	—	(100)	347
Allowance for credit losses on loans	36,685	(92)	(463)	—	3,755	39,885
Allowance for credit losses on off-balance sheet credit exposures	563	211	—	—	(337)	437
Total	$37,248	$119	$(463)	$—	$3,418	$40,322

The following table summarizes activity in and the allocation of the allowance for loan losses by portfolio segment during the three and nine months ended September 30, 2022:

	Allowance for Loan Losses
(Dollars in thousands)	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Three months ended September 30, 2022
Multifamily residential	$26,007	$—	$—	$197	$26,204
Single family residential	7,625	—	—	532	8,157
Commercial real estate	1,673	—	—	(130)	1,543
Construction and land	230	—	—	(99)	131
Total	$35,535	$—	$—	$500	$36,035
Nine months ended September 30, 2022
Multifamily residential	$26,043	$—	$—	$161	$26,204
Single family residential	7,224	—	—	933	8,157
Commercial real estate	2,094	—	—	(551)	1,543
Construction and land	174	—	—	(43)	131
Total	$35,535	$—	$—	$500	$36,035
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

The following table presents the internal risk ratings for total loans by portfolio segment of loan and origination year as of September 30, 2023, as well as gross charge-offs for the nine months ended September 30, 2023:

(Dollars in thousands)	Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Multifamily residential
Pass	$62,408	$1,153,789	$1,173,628	$702,485	$407,302	$789,415	$4,289,027
Watch	—	2,066	11,918	4,784	10,651	8,870	38,289
Special Mention	—	—	—	—	1,712	4,135	5,847
Substandard	—	—	—	3,546	3,836	9,100	16,482
Total	$62,408	$1,155,855	$1,185,546	$710,815	$423,501	$811,520	$4,349,645
Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Single family residential
Pass	$153,229	$804,841	$706,081	$156,946	$132,733	$325,433	$2,279,263
Watch	—	1,408	2,687	—	3,774	11,340	19,209
Special Mention	—	335	—	—	784	556	1,675
Substandard	—	1,686	—	—	—	1,447	3,133
Total	$153,229	$808,270	$708,768	$156,946	$137,291	$338,776	$2,303,280
Year to date gross charge-offs	$—	$—	$463	$—	$—	$—	$463
Commercial real estate
Pass	$—	$21,892	$1,922	$11,489	$23,963	$86,604	$145,870
Watch	—	—	—	—	—	4,100	4,100
Special Mention	—	—	—	—	939	2,864	3,803
Substandard	—	—	—	—	—	213	213
Total	$—	$21,892	$1,922	$11,489	$24,902	$93,781	$153,986
Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Construction and land
Pass	$—	$9,397	$10,911	$—	$—	$—	$20,308
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	$—	$9,397	$10,911	$—	$—	$—	$20,308
Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—
Total loans
Pass	$215,637	$1,989,919	$1,892,542	$870,920	$563,998	$1,201,452	$6,734,468
Watch	—	3,474	14,605	4,784	14,425	24,310	61,598
Special Mention	—	335	—	—	3,435	7,555	11,325
Substandard	—	1,686	—	3,546	3,836	10,760	19,828
Total	$215,637	$1,995,414	$1,907,147	$879,250	$585,694	$1,244,077	$6,827,219
Year to date gross charge-offs	$—	$—	$463	$—	$—	$—	$463

The following table summarizes the loan portfolio allocated by management’s internal risk ratings at December 31, 2022.

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Construction and Land	Total
Grade:
Pass	$4,469,443	$2,269,325	$169,711	$22,247	$6,930,726
Watch	44,436	11,341	1,594	—	57,371
Special mention	2,460	—	953	—	3,413
Substandard	15,973	2,962	—	—	18,935
Total	$4,532,312	$2,283,628	$172,258	$22,247	$7,010,445
The following table summarizes an aging analysis of the loan portfolio by the time past due as of the dates indicated below:

(Dollars in thousands)	30-59 Days	60-89 Days	90+ Days	Total Past Due	Current	Total
As of September 30, 2023:
Loans:
Multifamily residential	$3,171	$1,381	$3,023	$7,575	$4,342,070	$4,349,645
Single family residential	2,307	1,537	2,729	6,573	2,296,707	2,303,280
Commercial real estate	—	—	—	—	153,986	153,986
Construction and land	—	—	—	—	20,308	20,308
Total	$5,478	$2,918	$5,752	$14,148	$6,813,071	$6,827,219
As of December 31, 2022:
Loans:
Multifamily residential	$—	$—	$3,023	$3,023	$4,529,289	$4,532,312
Single family residential	—	—	104	104	2,283,524	2,283,628
Commercial real estate	—	—	—	—	172,258	172,258
Construction and land	—	—	—	—	22,247	22,247
Total	$—	$—	$3,127	$3,127	$7,007,318	$7,010,445
As of both September 30, 2023 and December 31, 2022, there were no loans that were past due over 89 days and still accruing interest.
Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral. Collateral dependent loans are evaluated individually for purposes of measuring the ACL, which is determined based on the estimated fair value of the collateral. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded. The following table presents the amortized cost basis of collateral dependent loans by loan type at September 30, 2023.

	Amortized Cost by Collateral Type			Allowance for Credit Losses
(Dollars in thousands)	Residential	Office	Industrial
Multifamily residential	$3,494	$—	$—	$—
Single family residential	3,132	—	—	—
Total	$6,626	$—	$—	$—

The following table summarizes information related to impaired loans at December 31, 2022:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Multifamily residential	$485	$562	$—
Single family residential	5,580	5,779	—
	6,065	6,341	—
With an allowance recorded:
Multifamily residential	3,024	3,002	600
Single family residential	801	798	25
	3,825	3,800	625
Total:
Multifamily residential	3,509	3,564	600
Single family residential	6,381	6,577	25
	$9,890	$10,141	$625
The following table summarizes information related to impaired loans for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(Dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis Interest	Average Recorded Investment	Interest Income	Cash Basis Interest
With no related allowance recorded:
Multifamily residential	$847	$13	$13	$712	$38	$38
Single family residential	6,791	60	32	5,935	140	61
	7,638	73	45	6,647	178	99
With an allowance recorded:
Single family residential	815	7	—	825	20	—
	815	7	—	825	20	—
Total:
Multifamily residential	847	13	13	712	38	38
Single family residential	7,606	67	32	6,760	160	61
	$8,453	$80	$45	$7,472	$198	$99
The following table summarizes the allocation of the allowance for loan losses by impairment methodology as of December 31, 2022:

(Dollars in thousands)	Multifamily Residential	Single Family Residential	Commercial Real Estate	Construction and Land	Total
Ending allowance balance allocated to:
Loans individually evaluated for impairment	$600	$25	$—	$—	$625
Loans collectively evaluated for impairment	25,817	8,539	1,539	165	36,060
Ending balance	$26,417	$8,564	$1,539	$165	$36,685
Loans:
Ending balance: individually evaluated for impairment	$3,509	$6,381	$—	$—	$9,890
Ending balance: collectively evaluated for impairment	4,528,803	2,277,247	172,258	22,247	7,000,555
Ending balance	$4,532,312	$2,283,628	$172,258	$22,247	$7,010,445

There were no loans experiencing financial difficulty that were modified during the nine months ended September 30, 2023. The Company had no modified loans with a subsequent payment default within the twelve months following their modification during the three or nine months ended September 30, 2023. A loan is considered to be in default once it is 90 days contractually past due under the modified terms.
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
The Company had no TDRs with a subsequent payment default within the twelve months following their modification during the three or nine months ended September 30, 2022. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
4.     NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans plus real estate owned. The following table presents the composition of non-accrual loans as of the dates indicated below:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Non-Accrual Loans with No ACL	Non-Accrual Loans	Non-Accrual Loans with No ALLL	Non-Accrual Loans
Multifamily residential	$3,494	$3,494	$3,509	$3,509
Single family residential	3,132	3,132	2,962	2,962
Total	$6,626	$6,626	$6,471	$6,471

The allowance for non-accrual loans is based on the CECL cash flow methodology unless the loan is considered collateral dependent. The allowance for collateral dependent loans is determined based on the estimated fair value of the underlying collateral.
Interest income on non-accrual loans is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loans is deemed to be fully collectible. If there is doubt regarding the collectability of the loan, then any interest payments received are applied to principal. Interest income was recognized on a cash basis on non-accrual loans during the three and nine months ended September 30, 2023 totaling $23 thousand and $69 thousand, respectively, compared to $45 thousand and $99 thousand during the three and nine months ended September 30, 2022, respectively. Contractual interest not recorded on nonperforming loans during the three and nine months ended September 30, 2023 totaled $121 thousand and $362 thousand, respectively, compared to $6 thousand and $30 thousand during the three and nine months ended September 30, 2022, respectively.

The Company did not own any other real estate owned as of September 30, 2023 or December 31, 2022.
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

(Dollars in thousands)	September 30, 2023	December 31, 2022
Mortgage loans serviced for:
Federal Home Loan Mortgage Corporation ("Freddie Mac")	$75,631	$80,478
Other financial institutions	34,749	37,503
Total mortgage loans serviced for others	$110,380	$117,981
Custodial account balances maintained in connection with serviced loans totaled $360 thousand and $234 thousand at September 30, 2023 and December 31, 2022, respectively.
The Company measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. Activities for mortgage servicing rights are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$639	$779	$688	$915
Additions	—	—	—	—
Disposals	—	—	—	—
Changes in fair value due to changes in assumptions	—	—	—	—
Other changes in fair value	(6)	(54)	(55)	(190)
Ending balance	$633	$725	$633	$725
Fair value as of September 30, 2023 was determined using a discount rate of 10%, prepayment speeds ranging from 7.0% to 46.9% and a weighted average default rate of 5%. The weighted average prepayment speed at September 30, 2023 was 31.8%. Fair value as of December 31, 2022 was determined using a discount rate of 10%, prepayment speeds ranging from 3.5% to 32.3% and a weighted average default rate of 5%. The weighted average prepayment speed at December 31, 2022 was 23.0%.
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
Supplemental lease information as of September 30, 2023 and December 31, 2022 is as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Operating lease right-of-use assets included in prepaid expenses and other assets	$13,969	$13,244
Operating lease liabilities included in other liabilities and accrued expenses	13,969	13,316
Weighted average remaining lease term (years) of operating leases	4.9	5.1
Weighted average discount rate of operating leases	3.24%	2.69%
Supplemental lease information for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating lease costs included in occupancy expense	$893	$911	$2,709	$2,750
Cash paid for amounts included in the measurement of operating lease liabilities	893	1,019	2,781	3,071

At September 30, 2023, future undiscounted lease payments with initial terms of one year or more are as follows:

(Dollars in thousands)
October 1 - December 31, 2023	$862
2024	3,394
2025	3,050
2026	2,886
2027	2,667
Thereafter	2,425
Total undiscounted lease payments	15,284
Less: Imputed interest	(1,315)
Net lease liabilities	$13,969
7.     QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS
The Company is invested in qualified affordable housing projects that are expected to provide federal and state tax credits in the future. The investments are accounted for using the proportional amortization method. As of September 30, 2023 and December 31, 2022, the Company was committed to invest $19.3 million and $17.9 million, respectively, of which $6.2 million and $4.8 million, respectively, had been funded and was included in prepaid expenses and other assets in the consolidated statements of financial condition. The total unfunded commitments related to the investments totaled $13.1 million at both September 30, 2023 and December 31, 2022 and were included in other liabilities and accrued expenses in the consolidated statements of financial condition. During the three and nine months ended September 30, 2023, the Company recognized amortization expense of $211 thousand and $955 thousand, respectively, and tax benefits related to the investments of $283 thousand and $1.3 million, respectively. During the three and nine months ended September 30, 2022, the Company recognized amortization expense of $130 thousand and $395 thousand, respectively, and tax benefits related to the investments of $200 thousand and $565 thousand, respectively. Amortization expense and tax benefits are included in the provision for income taxes in the unaudited consolidated statements of income.
8.     DEPOSITS
A summary of deposits at September 30, 2023 and December 31, 2022 is as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Time deposits	$3,647,822	$3,134,373
Money market checking	965,944	908,231
Money market savings	953,306	1,538,008
Interest-bearing demand	122,919	158,068
Noninterest-bearing demand	70,111	100,660
Total	$5,760,102	$5,839,340
The Company had time deposits that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250 thousand of $1.5 billion and $1.3 billion at September 30, 2023 and December 31, 2022, respectively.

The Company utilizes brokered deposits as an additional source of funding. The Company had brokered deposits of $441.7 million and $455.8 million at September 30, 2023 and December 31, 2022, respectively.
Maturities of the Company’s time deposits at September 30, 2023 are summarized as follows:

(Dollars in thousands)
October 1 - December 31, 2023	$1,151,224
2024	2,421,263
2025	63,093
2026	7,868
2027	3,498
Thereafter	876
Total	$3,647,822
9.     FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK ADVANCES
The Bank may borrow from the FHLB, on either a short-term or long-term basis, up to 40% of its assets, provided that adequate collateral has been pledged. As of September 30, 2023, the Bank had pledged various mortgage loans and securities to secure these borrowing arrangements totaling approximately $4.1 billion and $233.5 million, respectively, compared to pledged mortgage loans totaling approximately $4.2 billion as of December 31, 2022. Additionally, the FHLB stock held by the Bank as of both dates further secure these arrangements.
The Bank has access to the Loan and Discount Window of the FRB and the FRB's Bank Term Funding Program ("BTFP"). Advances under these programs are subject to the Bank providing qualifying collateral. Mortgage loans totaling approximately $2.6 billion and $904.9 million as of September 30, 2023 and December 31, 2022, respectively, secure the discount window borrowing arrangement. Securities with a current par value totaling $339.9 million secure the BTFP as of September 30, 2023. No securities were pledged to secure FRB borrowings as of December 31, 2022. There were no borrowings outstanding with the FRB as of September 30, 2023 or December 31, 2022.

The following table discloses the Bank’s outstanding advances from the FHLB of San Francisco:

	Outstanding Balances		As of September 30, 2023
(Dollars in thousands)	September 30, 2023	December 31, 2022	Minimum Interest Rate	Maximum Interest Rate	Weighted Average Rate	Maturity Dates
Fixed rate short-term	$175,000	$56,500	5.77%	5.77%	5.77%	October 2023
Fixed rate long-term	1,251,647	1,151,647	0.38%	7.33%	3.07%	December 2023 to March 2030
	$1,426,647	$1,208,147
The Bank's available borrowing capacity based on loans and securities pledged to the FHLB and the FRB totaled $2.5 billion and $1.7 billion at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Bank had aggregate loan balances of $11.4 million and $1.1 billion, respectively, available to pledge to the FHLB and FRB to increase its borrowing capacity. As of September 30, 2023 and December 31, 2022, the Bank pledged as collateral a $62.6 million FHLB letter of credit to Freddie Mac related to our multifamily securitization reimbursement obligation.
Short-term borrowings are borrowings with original maturities of 90 days or less. During the three and nine months ended September 30, 2023, there was a maximum amount of short-term borrowings outstanding of $175.0 million for both periods, an average amount outstanding of $6.5 million and $59.5 million, respectively, with a weighted average interest rate of 5.60% and 5.22%, respectively. During the three and nine months ended September 30, 2022, there was a maximum amount of short-term borrowings outstanding of $406.9 million for both periods, an average amount outstanding of $265.3 million and $128.2 million, respectively, with a weighted average interest rate of 2.52% and 2.04%, respectively.
The following table summarizes scheduled principal payments on FHLB advances over the next five years as of September 30, 2023:

(Dollars in thousands)
October 1 - December 31, 2023	$275,000
2024	500,000
2025	551,500
2026	100,000
2027	—
Thereafter	147
$1,426,647
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
The following table is a summary of the outstanding Trust Securities and Notes at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	7.05%	$41,238	6.15%	3/1/2006	6/15/2036	3 month CME Term SOFR + Tenor Spread Adjustment (0.26%) + 1.38%
Luther Burbank Statutory Trust II	$20,619	7.29%	$20,619	6.39%	3/1/2007	6/15/2037	3 month CME Term SOFR + Tenor Spread Adjustment (0.26%) + 1.62%
11.     SENIOR DEBT
In September 2014, the Company issued $95 million in senior unsecured term notes to qualified institutional investors. The following table summarizes information on these notes as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Maturity Date	Fixed Interest Rate
Senior Unsecured Term Notes	$95,000	$123	$95,000	$215	9/30/2024	6.50%
12.     DERIVATIVES AND HEDGING ACTIVITIES
From time to time, the Company utilizes interest rate swaps and other derivative financial instruments as part of its asset liability management strategy to manage interest rate risk positions.

Fair Value Hedges of Interest Rate Risk
As of September 30, 2023, the Company held 11 interest rate swaps with a total notional amount of $1.8 billion. The swaps provide a hedge against the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period.

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

The following table presents the effect of the Company’s interest rate swaps on the unaudited consolidated statements of income for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Derivative - interest rate swaps:
Interest income	$6,473	$2,971	$22,773	$3,404
Hedged items - loans:
Interest loss	(63)	(77)	(92)	(125)
Net increase in interest income	$6,410	$2,894	$22,681	$3,279

The following table presents the fair value of the Company’s interest rate swaps, as well as their classification in the consolidated statements of financial condition as of September 30, 2023 and December 31, 2022:

		Fair Values of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
As of September 30, 2023:
Interest Rate Swaps	$1,800,000	Prepaid Expenses and Other Assets	$32,823	Other Liabilities and Accrued Expenses	$—
As of December 31, 2022:
Interest Rate Swaps	$1,850,000	Prepaid Expenses and Other Assets	$21,323	Other Liabilities and Accrued Expenses	$2,136

As of September 30, 2023 and December 31, 2022, the following amounts were recorded in the consolidated statements of financial condition related to cumulative basis adjustments for its fair value hedges:

Line Item in the Consolidated Statements of Financial Condition in Which the Hedged Items are Included (1)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)
As of September 30, 2023:
Loans receivable, net	$1,766,913	$(33,087)
As of December 31, 2022:
Loans receivable, net	$1,430,641	$(19,359)
(1) These amounts include the amortized cost basis of portfolio loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2023 and December 31, 2022, the amortized cost basis of the portfolio loans used in these hedging relationships were $4.4 billion and $3.9 billion, respectively.
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

All RSAs and RSUs are granted at the fair value of the common stock at the time of the award. RSAs and RSUs are considered fixed awards as the number of shares and fair value are known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period. Non-cash stock compensation expense recognized for RSAs for the three and nine months ended September 30, 2023 totaled $479 thousand and $1.4 million, respectively, compared to $756 thousand and $2.1 million for the three and nine months ended September 30, 2022. The fair value of RSAs that vested during the nine months ended September 30, 2023 totaled $2.7 million compared to $90 thousand and $2.7 million during the three and nine months ended September 30, 2022, respectively. No RSAs or RSUs vested during the three months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, there was $1.4 million and $2.4 million, respectively, of unrecognized compensation expense related to 229,460 and 414,004 unvested RSAs, respectively, which amounts were expected to be expensed over a weighted average period of 1.17 years and 1.74 years, respectively. As of September 30, 2023 and December 31, 2022, 65,799 and 81,225 shares, respectively, of RSUs were vested and remain unsettled per the original deferral elections. There were no unvested RSUs at September 30, 2023 or December 31, 2022.

The following table summarizes share information about RSAs and RSUs:

	Nine Months Ended September 30,
	2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of the period balance	495,229	$11.89	581,189	$10.56
Shares granted	42,034	11.24	218,048	13.78
Shares settled	(239,005)	11.81	(264,836)	10.49
Shares forfeited	(2,999)	11.68	(37,839)	11.97
End of the period balance	295,259	$11.87	496,562	$11.90
Under its Omnibus Plan, the Company reserved 3,360,000 shares of common stock for new awards. At September 30, 2023 and December 31, 2022, there were 1,643,433 and 1,682,468 shares, respectively, of common stock reserved and available for grant through restricted stock or other awards under the Omnibus Plan. RSU awards were initially issued to replace unvested phantom stock awards under the Luther Burbank Corporation Phantom Stock Plan and were excluded from the shares reserved and available for grant under the Omnibus Plan.
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

Fair Value of Financial Instruments
The carrying and estimated fair values of the Company’s financial instruments were as follows:

			Fair Level Measurements Using
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2023:
Financial assets:
Cash and cash equivalents	$579,724	$579,724	$579,724	$—	$—
Debt securities:
Available for sale	535,924	535,924	—	535,924	—
Held to maturity	3,025	2,656	—	2,656	—
Equity securities	10,018	10,018	—	10,018	—
Loans receivable, net	6,787,334	6,542,608	—	—	6,542,608
Accrued interest receivable	26,049	26,049	965	2,093	22,991
FHLB stock	44,370	N/A	N/A	N/A	N/A
Interest rate swaps	32,823	32,823	—	32,823	—
Financial liabilities:
Deposits	$5,760,102	$5,742,498	$1,906,694	$3,835,804	$—
FHLB advances	1,426,647	1,390,249	—	1,390,249	—
Junior subordinated deferrable interest debentures	61,857	57,602	—	57,602	—
Senior debt	94,877	91,768	—	91,768	—
Accrued interest payable	10,847	10,847	—	10,847	—
As of December 31, 2022:
Financial assets:
Cash and cash equivalents	$185,895	$185,895	$185,895	$—	$—
Debt securities:
Available for sale	607,348	607,348	—	607,348	—
Held to maturity	3,108	2,874	—	2,874	—
Equity securities	10,340	10,340	—	10,340	—
Loans receivable, net	6,973,760	6,743,783	—	—	6,743,783
Accrued interest receivable	24,306	24,306	58	4,171	20,077
FHLB stock	32,694	N/A	N/A	N/A	N/A
Interest rate swaps	21,323	21,323	—	21,323	—
Financial liabilities:
Deposits	$5,839,340	$5,789,929	$2,449,966	$3,339,963	$—
FHLB advances	1,208,147	1,153,511	—	1,153,511	—
Junior subordinated deferrable interest debentures	61,857	56,967	—	56,967	—
Senior debt	94,785	94,652	—	94,652	—
Accrued interest payable	3,964	3,964	—	3,964	—
Interest rate swaps	2,136	2,136	—	2,136	—
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

Assets and Liabilities Recorded at Fair Value
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2023 and December 31, 2022.
Recurring Basis
The Company is required or permitted to record the following assets and liabilities at fair value on a recurring basis:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2023:
Financial Assets:
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial MBS and CMOs	$298,906	$—	$298,906	$—
Residential MBS and CMOs	178,125	—	178,125	—
Agency bonds	37,008	—	37,008	—
Other ABS	21,885	—	21,885	—
Total available for sale debt securities	$535,924	$—	$535,924	$—
Equity securities	$10,018	$—	$10,018	$—
Mortgage servicing rights	633	—	—	633
Interest rate swaps	32,823	—	32,823	—
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
There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2023 or 2022.

Non-recurring Basis
The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date.

At September 30, 2023, one single family residential collateral dependent loan was measured at a fair value resulting in a charge-off of the full loan balance of $463 thousand during the three months ended September 30, 2023. The fair value of collateral dependent loans were measured based on the fair value of the collateral at the reporting date, adjusted for selling costs. The fair value of collateral dependent loans was determined utilizing estimates resulting in a Level 3 classification. At December 31, 2022, there were no assets or liabilities measured at fair value on a non-recurring basis. At both September 30, 2023 and December 31, 2022, the Company held no other real estate owned.

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
Multifamily loan securitization
With respect to the securitization transaction with Freddie Mac which settled September 27, 2017, the Company's variable interests reside with a reimbursement agreement entered into with Freddie Mac that obligates the Company to reimburse Freddie Mac for defaulted contractual principal and interest payments identified after the ultimate resolution of any defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool. As part of the securitization transaction, the Company released all servicing obligations and rights to Freddie Mac who was designated as the Master Servicer. As Master Servicer, Freddie Mac appointed the Company with sub-servicing obligations, which include obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans. The servicing of defaulted loans and foreclosed loans was assigned to a separate third-party entity, independent of the Company and Freddie Mac. Freddie Mac, in its capacity as Master Servicer, can terminate the Company in its role as sub-servicer and direct such responsibilities accordingly. In evaluating the variable interests and continuing involvement in the VIE, the Company determined that it does not have the power to make significant decisions or direct the activities that most significantly impact the economic performance of the VIE's assets and liabilities. As sub-servicer of the loans, the Company does not have the authority to make significant decisions that influence the value of the VIE's net assets and therefore, is not the primary beneficiary of the VIE. Hence, the Company determined that the VIE associated with the multifamily securitization should not be included in the consolidated financial statements of the Company.
The Company believes its maximum exposure to loss as a result of involvement with the VIE associated with the securitization under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $62.6 million. The reserve for estimated losses with respect to the reimbursement obligation totaled $247 thousand and $439 thousand as of September 30, 2023 and December 31, 2022, respectively, based upon an analysis of quantitative and qualitative data of the underlying loans included in the securitization pool. No disbursements have been made in connection with the reimbursement obligation. In connection with the adoption the CECL accounting standard on January 1, 2023, the Company decreased the allowance for the reimbursement obligation by $119 thousand, which represented the difference between the CECL methodology and the prior methodology utilized for estimating losses for its reimbursement obligation.
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
As sub-servicer for Freddie Mac, the Bank is required to maintain a minimum net worth in accordance with GAAP of not less than $2.0 million. If the Bank's capital were to fall below this threshold, Freddie Mac would have the authority to terminate and assume the Bank’s sub-servicing duties. At September 30, 2023, the Bank’s net worth was $834.5 million which equates to its Tier 1 capital of $875.4 million plus goodwill of $3.3 million less accumulated other comprehensive loss related to net unrealized losses on available for sale securities of $44.2 million.

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
The following table provides cash flows associated with the Company's loan sale activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Proceeds from loan sales	$—	$—	$—	$—
Servicing fees	60	75	187	261
The following table provides information about the loans transferred through sales or securitization and not recorded in the consolidated statements of financial condition, for which the Company's continuing involvement includes sub-servicing or servicing responsibilities and/or reimbursement obligations:

(Dollars in thousands)	Single Family Residential	Multifamily Residential
As of September 30, 2023:
Principal balance of loans	$10,717	$99,663
Loans 90+ days past due	—	—
Charge-offs, net	—	—
As of December 31, 2022:
Principal balance of loans	$11,000	$106,981
Loans 90+ days past due	—	—
Charge-offs, net	—	—
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
At September 30, 2023 and December 31, 2022, the Company had outstanding commitments of approximately $21.0 million and $37.7 million, respectively, for loans. Unfunded commitment reserves totaled $190 thousand and $125 thousand at September 30, 2023 and December 31, 2022, respectively. The Company adopted the CECL accounting standard on January 1, 2023. Upon adoption, the Company increased the allowance for unfunded loan commitments by $330 thousand, which represented the difference between the allowance calculated under the CECL methodology as of January 1, 2023 and the incurred loss methodology as of December 31, 2022. The $330 thousand increase in the allowance for unfunded loan commitments was primarily due to higher lifetime expected losses on unfunded commitments on construction loans under the CECL methodology.
Contingencies
At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations or cash flows. In the ordinary course of operations, as well as in connection with the pending merger with WAFD, the Company may be party to various legal proceedings.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Insured portions of these balances are limited to $250 thousand per institution based on FDIC insurance limits. At September 30, 2023 and December 31, 2022, the Company had $800 thousand and $25.0 million, respectively, in uninsured available cash balances. The Company also has established federal funds lines of credit with correspondent banks totaling $25.0 million and $50.0 million at September 30, 2023 and December 31, 2022, respectively, none of which were advanced at those dates. The Company periodically monitors the financial condition and capital adequacy of these correspondent banks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition at September 30, 2023 and December 31, 2022 and our results of operations for the three months ended September 30, 2023 and June 30, 2023 and the nine months ended September 30, 2023 and 2022, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on February 22, 2023 (our “Annual Report”) and with the accompanying Notes to Unaudited Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this “Report”). Because we conduct all of our material business operations through our bank subsidiary, Luther Burbank Savings (the "Bank"), the discussion and analysis relates to activities primarily conducted by the Bank.
Overview
We are a bank holding company headquartered in Santa Rosa, California, and the parent company of Luther Burbank Savings, a California-chartered commercial bank with $8.1 billion in assets at September 30, 2023. Our principal business is providing high-value, relationship-based banking products and services to our customers, which include real estate investors, professionals, entrepreneurs, depositors and commercial businesses. We generate most of our revenue from interest on loans and investments. Our primary source of funding for our loans is retail deposits and we place secondary reliance on wholesale funding, primarily borrowings from the Federal Home Loan Bank ("FHLB") and brokered deposits. Our largest expenses are interest on deposits and borrowings along with salaries and related employee benefits. Our principal lending products are real estate secured loans, consisting primarily of multifamily residential properties and jumbo single family residential properties on the West Coast.
Recent Developments
As announced in November of last year, Luther Burbank Corporation entered into an agreement to merge with and into Washington Federal, Inc. ("WAFD"). On May 4, 2023, shareholders of each entity approved the transaction, and on October 13, 2023, the Washington State Department of Financial Institutions granted conditional approval of the merger. The merger remains subject to the receipt of approvals from the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System.
Selected Financial Data
The following table sets forth the Company’s selected historical consolidated financial data for the periods and as of the dates indicated. You should read this information together with the Company’s audited consolidated financial statements included in our Annual Report and the unaudited consolidated financial statements and related notes included elsewhere in this Report. The selected historical consolidated financial data as of and for the three and nine months September 30, 2023 and 2022 are derived from our unaudited consolidated financial statements, which are included elsewhere in this Report. The selected historical consolidated financial data for the three months ended June 30, 2023 are derived from our unaudited consolidated financial statements which are included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with SEC on August 4, 2023. The Company’s historical results for any prior period are not necessarily indicative of future performance.

(Dollars in thousands, except per share data)	As of or For the Three Months Ended		As of or For the Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Statements of Income and Financial Condition Data
Net Income	$1,907	$6,917	$22,266	$66,509
Pre-tax, pre-provision net earnings (1)	$5,560	$11,107	$34,954	$94,456
Total assets	$8,133,913	$8,360,070	$8,133,913	$7,921,584
Per Common Share
Diluted earnings per share	$0.04	$0.14	$0.44	$1.30
Book value per share	$13.62	$13.71	$13.62	$13.25
Tangible book value per share (1)	$13.56	$13.64	$13.56	$13.18
Selected Ratios
Return on average:
Assets	0.09%	0.33%	0.36%	1.20%
Stockholders' equity	1.09%	3.94%	4.25%	13.11%
Dividend payout ratio	—%	—%	—%	27.80%
Net interest margin	0.97%	1.27%	1.32%	2.52%
Efficiency ratio (1)	73.00%	59.18%	57.90%	31.88%
Noninterest expense to average assets	0.73%	0.76%	0.78%	0.80%
Loan to deposit ratio	118.53%	118.50%	118.53%	118.29%
Credit Quality Ratios
Allowance for credit losses on loans to total loans	0.58%	0.54%	0.58%	0.53%
Allowance for credit losses on loans to nonperforming loans	601.95%	751.04%	601.95%	940.86%
Nonperforming assets to total assets	0.08%	0.06%	0.08%	0.05%
Net charge-offs to average loans	0.03%	—%	0.01%	—%
Capital Ratios
Tier 1 leverage ratio	9.66%	9.40%	9.66%	9.99%
Total risk-based capital ratio	20.86%	20.39%	20.86%	19.20%

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Pre-tax, Pre-provision Net Earnings
Income before taxes	$2,559	$9,895	$31,536	$93,956
Plus: Provision for credit losses	3,001	1,212	3,418	500
Pre-tax, pre-provision net earnings	$5,560	$11,107	$34,954	$94,456
Efficiency Ratio
Noninterest expense (numerator)	$15,035	$16,104	$48,073	$44,213
Net interest income	$19,563	$26,320	79,869	137,980
Noninterest income	1,032	891	3,158	689
Operating revenue (denominator)	$20,595	$27,211	$83,027	$138,669
Efficiency ratio	73.00%	59.18%	57.90%	31.88%

(Dollars in thousands, except per share data)	September 30, 2023	June 30, 2023	September 30, 2022
Tangible Book Value Per Share
Total assets	$8,133,913	$8,360,070	$7,921,584
Less: Goodwill	(3,297)	(3,297)	(3,297)
Tangible assets	8,130,616	8,356,773	7,918,287
Less: Total liabilities	(7,438,908)	(7,660,723)	(7,244,915)
Tangible stockholders' equity (numerator)	$691,708	$696,050	$673,372
Period end shares outstanding (denominator)	51,027,878	51,027,878	51,074,605
Tangible book value per share	$13.56	$13.64	$13.18
Results of Operations - Three Months Ended September 30, 2023 and June 30, 2023

Overview

For the three months ended September 30, 2023, our net income was $1.9 million as compared to $6.9 million for the three months ended June 30, 2023. The decrease of $5.0 million, or 72.4%, was attributable to a decrease in net interest income of $6.8 million and an increase in the provision for credit losses of $1.8 million, partially offset by a decrease in provision for income taxes of $2.3 million and a decrease in noninterest expense of $1.1 million. Pre-tax, pre-provision net earnings decreased by $5.5 million, or 49.9%, for the three months ended September 30, 2023 as compared to the linked quarter.
Net Interest Income

Net interest income decreased by $6.8 million, or 25.7%, to $19.6 million for the three months ended September 30, 2023 from $26.3 million for the prior quarter primarily due to higher interest expense on our deposit portfolio, partially offset by lower interest expense on FHLB advances.
As of September 30, 2023, the Company held swaps with an aggregate notional amount of $1.8 billion, carrying a weighted average fixed payment rate of 3.78%, while receiving a federal funds weighted average rate of 5.33%. The Company's swaps provide a partial hedge against the interest rate risk associated with hybrid adjustable loans in their fixed period, as well as a pool of fixed rate single family loans. The net hedging impact associated with our swaps is reported in interest income on loans. During the quarters ended September 30 and June 30, 2023, interest income earned on these swaps totaled $6.4 million and $8.0 million, respectively. The decline in interest income on swaps was attributable to the maturity of a $300 million swap at the end of the prior quarter. The Company replaced this swap with a new $300 million swap at the end of the current quarter.
Our net interest margin was 0.97% during the three months ended September 30, 2023 compared to 1.27% during the prior quarter. Our net interest margin reflects the net impact of an increase in the cost of interest bearing liabilities, partially offset by an increase in the yield on interest earning assets. Due to the liability sensitivity of our balance sheet, our interest-bearing liabilities generally reprice more quickly than our interest-earning assets, which will result in lower net interest income during periods of rising interest rates. During the third quarter, the cost of our interest bearing liabilities increased by 34 basis points primarily due to an increase in the cost of our deposits, while the yield on our interest earning assets increased by 6 basis points primarily due to increases in yields on our cash and investment holdings. Our net interest spread in the third quarter was 0.70%, a decrease of 28 basis points as compared to the linked quarter.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended September 30, 2023 and June 30, 2023. The average balances are daily averages.

	For the Three Months Ended
	September 30, 2023			June 30, 2023
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,391,926	$49,176	4.48%	$4,487,735	$50,780	4.53%
Single family residential	2,301,841	23,085	4.01%	2,317,880	22,249	3.84%
Commercial real estate	159,917	2,279	5.70%	164,733	2,256	5.48%
Construction and land	20,947	576	10.91%	24,753	729	11.81%
Total loans (1)	6,874,631	75,116	4.37%	6,995,101	76,014	4.35%
Investment securities	569,925	5,711	4.01%	595,223	5,613	3.77%
Cash and cash equivalents	610,788	8,243	5.35%	683,409	8,623	5.06%
Total interest-earning assets	8,055,344	89,070	4.42%	8,273,733	90,250	4.36%
Noninterest-earning assets (2)	159,413			147,474
Total assets	$8,214,757			$8,421,207
Interest-Bearing Liabilities
Transaction accounts	$125,908	245	0.76%	$132,927	186	0.55%
Money market demand accounts	1,881,449	16,453	3.42%	1,943,861	14,870	3.03%
Time deposits	3,715,204	38,401	4.05%	3,662,985	32,661	3.54%
Total deposits	5,722,561	55,099	3.77%	5,739,773	47,717	3.30%
FHLB advances	1,453,821	11,722	3.20%	1,640,939	13,630	3.33%
Junior subordinated debentures	61,857	1,112	7.13%	61,857	1,008	6.54%
Senior debt	94,857	1,574	6.64%	94,826	1,575	6.64%
Total interest-bearing liabilities	7,333,096	69,507	3.72%	7,537,395	63,930	3.38%
Noninterest-bearing deposit accounts	69,777			71,865
Other noninterest-bearing liabilities	109,858			110,391
Total liabilities	7,512,731			7,719,651
Total stockholders' equity	702,026			701,556
Total liabilities and stockholders' equity	$8,214,757			$8,421,207

Net interest spread (3)			0.70%			0.98%
Net interest income/margin (4)		$19,563	0.97%		$26,320	1.27%
(1)    Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $1.5 million and $1.4 million for the three months ended September 30, 2023 and June 30, 2023, respectively.
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

	Three Months Ended September 30 vs June 30, 2023
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$(1,057)	$(547)	$(1,604)
Single family residential	(153)	989	836
Commercial real estate	(67)	90	23
Construction and land	(102)	(51)	(153)
Total loans	(1,379)	481	(898)
Investment securities	(246)	344	98
Cash and cash equivalents	(890)	510	(380)
Total interest-earning assets	(2,515)	1,335	(1,180)
Interest-Bearing Liabilities
Transaction accounts	(10)	69	59
Money market demand accounts	(441)	2,024	1,583
Time deposits	516	5,224	5,740
Total deposits	65	7,317	7,382
FHLB advances	(1,422)	(486)	(1,908)
Junior subordinated debentures	—	104	104
Senior debt	(1)	—	(1)
Total interest-bearing liabilities	(1,358)	6,935	5,577

Net Interest Income	$(1,157)	$(5,600)	$(6,757)

Total interest income decreased by $1.2 million, or 1.3%, for the three months ended September 30, 2023 as compared to the prior quarter. This decrease was primarily due to a $898 thousand decline in interest income earned on loans due to a $2.0 million decrease in income earned on interest rate swaps primarily related to multifamily residential loans due to a maturity of a swap in the prior quarter, as discussed above. This decrease was partially offset by an increase in the average yield on our loans due to the repricing of loans, as well as the recent origination of loans at higher current rates relative to the existing coupon on our loan portfolio. Interest income was also affected by a decrease in interest income on cash and cash equivalents due to a $72.6 million decline in the average balance, partially offset by a 29 basis point increase in the average yield compared to the linked quarter.
The volume of new loan originations totaled $62.8 million and $69.8 million for the three months ended September 30, 2023 and June 30, 2023, respectively. Loan originations remained low primarily due to slowing demand resulting from the general rise in interest rates and our desire to achieve a reasonable risk adjusted return on new loan volume in light of the elevated cost of new funding. The weighted average rate on new loans for the three months ended September 30, 2023 was 6.89% as compared to 6.78% for the linked quarter. Loan prepayment speeds were 6.5% and 6.6% during the three months ended September 30, 2023 and June 30, 2023, respectively. The continued low prepayment speeds were due to rising market interest rates, which continued to impact purchase and refinancing activity. The weighted average rate on loan payoffs/curtailments during both the three months ended September 30, 2023 and June 30, 2023 was 5.07%.
Total interest expense increased $5.6 million, or 8.7%, to $69.5 million, for the three months ended September 30, 2023 from $63.9 million for the prior quarter. Interest expense on deposits increased $7.4 million, to $55.1 million, for the three months ended September 30, 2023 from $47.7 million for the prior quarter. The increase was due to a 47 basis point increase in the cost of interest-bearing deposits predominantly due to rate increases in both retail and brokered deposits. This increase was partially offset by a $1.9 million decline in interest expense on FHLB advances compared to the prior quarter due to decreases in the average balance and cost of advances of $187.1 million and 13 basis points, respectively. We use long-term FHLB advances as a hedge of interest rate risk, as we can strategically control the duration of those funds. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’
Provision for Credit Losses
During the three months ended September 30, 2023 and June 30, 2023, the Company recorded loan loss provisions of $3.1 million and $1.3 million, respectively. The provisions recorded during the current and prior quarters were primarily related to forecasted declines in multifamily property values. Our ACL on loans as a percentage of total loans was 0.58% at September 30, 2023 compared to 0.52% at December 31, 2022. The Company adopted the CECL methodology on January 1, 2023 using the modified retrospective method and results for reporting periods beginning January 1, 2023 are reported under the CECL methodology, while prior period results continue to be reported under previously applicable GAAP.
Nonperforming assets totaled $6.6 million, or 0.08% of total assets, at September 30, 2023 compared to $6.5 million, or 0.08% of total assets, at December 31, 2022. Classified loans, which includes loans graded Substandard and of greater risk, totaled $19.8 million and $18.9 million at September 30, 2023 and December 31, 2022, respectively. Criticized loans, which includes loans graded Special Mention and classified loans, were $31.2 million at September 30, 2023 compared to $22.3 million at December 31, 2022. This increase was primarily caused by the downgrade of three loans to Special Mention during the current quarter. The Company's exposure to nonresidential commercial real estate remains limited, totaling $154.0 million, or 2.3% of our loan portfolio, at the end of the current quarter. See further detail of our nonresidential commercial real estate below in this item under "Loan Portfolio Composition - Commercial real estate loans."
Noninterest Income
Noninterest income increased by $141 thousand, or 15.8%, to $1.0 million for the three months ended September 30, 2023 from $891 thousand for the prior quarter. The following table presents the major components of our noninterest income:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$886	$625	$261	41.8%
Fee income	128	98	30	30.6%
Other	18	168	(150)	(89.3)%
Total noninterest income	$1,032	$891	$141	15.8%
The increase in noninterest income for the quarter ended September 30, 2023 compared to the quarter ended June 30, 2023 was primarily attributable to a $261 thousand increase in FHLB dividends due to a 75 basis point increase in the annualized dividend rate compared to the prior quarter. The $150 thousand decrease in other noninterest income was attributable to a decrease in the fair value of equity securities during the current quarter compared to the prior quarter. Changes in fair value are primarily attributable to changes in market interest rates.
Noninterest Expense
Noninterest expense decreased $1.1 million, or 6.6%, to $15.0 million for the three months ended September 30, 2023 from $16.1 million for the three months ended June 30, 2023.

The following table presents the major components of our noninterest expense:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$8,527	$10,118	$(1,591)	(15.7)%
Deposit insurance premium	960	943	17	1.8%
Professional and regulatory fees	638	499	139	27.9%
Occupancy	1,115	1,134	(19)	(1.7)%
Depreciation and amortization	368	373	(5)	(1.3)%
Data processing	1,039	1,025	14	1.4%
Marketing	860	955	(95)	(9.9)%
Merger costs	555	41	514	1253.7%
Other expenses	973	1,016	(43)	(4.2)%
Total noninterest expense	$15,035	$16,104	$(1,069)	(6.6)%
The decrease in noninterest expense during the quarter ended September 30, 2023 compared to the linked quarter was predominantly due to a $1.6 million decrease in compensation costs primarily due to an approximate 10% workforce reduction during the second quarter, which predominantly impacted our loan production team, and to a lesser extent, a decline in the required accrual for post-retirement benefits due to rising long-term interest rates during the period. Noninterest expense was negatively affected by a $514 thousand increase in costs incurred in connection with our previously announced merger with WAFD compared to the prior quarter.
Income Tax Expense
For the three months ended September 30, 2023, we recorded income tax expense of $652 thousand as compared to $3.0 million for the prior quarter with effective tax rates of 25.5% and 30.1%, respectively. The decline in income tax expense was due to lower pre-tax income during the current quarter compared to the prior quarter, while the decrease in effective tax rate was primarily due to true-ups related to updated state apportionment factors.
Results of Operations - Nine Months Ended September 30, 2023 and 2022

Overview

For the nine months ended September 30, 2023, our net income was $22.3 million as compared to $66.5 million for the nine months ended September 30, 2022. The decrease of $44.2 million, or 66.5%, was primarily attributable to a decrease of $58.1 million in net interest income, partially offset by a $18.2 million decrease in provision for income tax as compared to the same period last year. Pre-tax, pre-provision net earnings decreased by $59.5 million, or 63.0%, for the nine months ended September 30, 2023 as compared to the same period last year.

Net Interest Income

Net interest income decreased by $58.1 million, or 42.1%, to $79.9 million for the nine months ended September 30, 2023 from $138.0 million for the same period last year due to higher interest expense on deposits and FHLB advances, partially offset by higher interest income on loans, cash and cash equivalents and investments.
Net interest margin for the nine months ended September 30, 2023 was 1.32% compared to 2.52% for the same period last year. The decrease in our margin was primarily related to a 237 basis point increase in the cost of our interest-bearing liabilities, partially offset by a 99 basis point increase in the yield of our interest-earning assets.

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the nine months ended September 30, 2023 and 2022. The average balances are daily averages.

	For the Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Yield/Rate	Average Balance	Interest Inc/Exp	Yield/Rate
Interest-Earning Assets
Multifamily residential	$4,466,559	$148,917	4.45%	$4,327,355	$120,306	3.71%
Single family residential	2,301,224	68,325	3.96%	1,976,356	45,115	3.04%
Commercial real estate	164,605	6,682	5.41%	189,499	6,597	4.64%
Construction and land	23,112	1,810	10.47%	21,960	893	5.44%
Total loans (1)	6,955,500	225,734	4.33%	6,515,170	172,911	3.54%
Investment securities	593,062	16,812	3.78%	660,069	9,290	1.88%
Cash and cash equivalents	529,803	20,169	5.09%	118,452	812	0.92%
Total interest-earning assets	8,078,365	262,715	4.34%	7,293,691	183,013	3.35%
Noninterest-earning assets (2)	152,221			110,459
Total assets	$8,230,586			$7,404,150
Interest-Bearing Liabilities
Transaction accounts	$136,332	592	0.57%	$171,148	279	0.21%
Money market demand accounts	2,030,683	45,280	2.94%	3,007,085	14,603	0.64%
Time deposits	3,550,675	94,551	3.52%	2,250,523	12,136	0.71%
Total deposits	5,717,690	140,423	3.24%	5,428,756	27,018	0.66%
FHLB advances	1,474,669	34,614	3.14%	899,838	12,071	1.79%
Junior subordinated debentures	61,856	3,086	6.67%	61,857	1,220	2.64%
Senior debt	94,826	4,723	6.64%	94,704	4,724	6.65%
Total interest-bearing liabilities	7,349,041	182,846	3.29%	6,485,155	45,033	0.92%
Noninterest-bearing deposit accounts	76,140			159,504
Other noninterest-bearing liabilities	106,993			82,935
Total liabilities	7,532,174			6,727,594
Total stockholders' equity	698,412			676,556
Total liabilities and stockholders' equity	$8,230,586			$7,404,150

Net interest spread (3)			1.05%			2.43%
Net interest income/margin (4)		$79,869	1.32%		$137,980	2.52%

(1)    Non-accrual loans are included in total loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan costs, net of deferred loan fees. Net deferred loan cost amortization totaled $4.3 million and $11.2 million for the nine months ended September 30, 2023 and 2022, respectively.
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

	Nine Months Ended September 30, 2023 vs 2022
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Multifamily residential	$3,973	$24,638	$28,611
Single family residential	8,169	15,041	23,210
Commercial real estate	(929)	1,014	85
Construction and land	49	868	917
Total loans	11,262	41,561	52,823
Investment securities	(1,031)	8,553	7,522
Cash and cash equivalents	8,396	10,961	19,357
Total interest-earning assets	18,627	61,075	79,702
Interest-Bearing Liabilities
Transaction accounts	(65)	378	313
Money market demand accounts	(6,055)	36,732	30,677
Time deposits	10,491	71,924	82,415
Total deposits	4,371	109,034	113,405
FHLB advances	10,338	12,205	22,543
Junior subordinated debentures	—	1,866	1,866
Senior debt	2	(3)	(1)
Total interest-bearing liabilities	14,711	123,102	137,813

Net Interest Income	$3,916	$(62,027)	$(58,111)

Total interest income increased by $79.7 million, or 43.5%, for the nine months ended September 30, 2023 as compared to the same period last year. The increase was primarily due to an 79 basis point increase in loan yields and a $440.3 million increase in the average balance of loans. The increase in loan yields was attributable to loans originated in the past year at increasing interest rates, as well as a $19.4 million increase in interest income earned on our interest rate swaps. The average balance of loans increased due to strong prior year loan originations and slowing prepayment speeds. Additionally, interest income on cash and cash equivalents increased $19.4 million due to an increase in the average balance and yield of $411.4 million and 417 basis points, respectively, compared to the prior year. Interest income on investments increased $7.5 million primarily due to a 190 basis point increase in yield compared to the same period last year. The increases in yield on both cash and investments was due to continued increases in market interest rates. At September 30, 2023, over 62% of our available for sale securities portfolio consisted of floating rate securities with an average repricing period of approximately 13 months.
The volume of new loans originated totaled $222.9 million and $1.8 billion for the nine months ended September 30, 2023 and 2022, respectively. The decline in loan originations was primarily attributable to slowing demand resulting from the general rise in interest rates and our desire to achieve a reasonable risk adjusted return on new loan volume in light of the elevated cost of new funding. The weighted average interest rate on new loans for the nine months ended September 30, 2023 was 6.67% as compared to 3.74% for the same period last year. The increase in the average coupon on originations was primarily due to the rising interest rate environment. Loan prepayment speeds were 5.8% and 22.0% during the nine months ended September 30, 2023 and 2022, respectively. The decrease in prepayment speeds was due to rising market interest rates, which slowed purchase and refinancing activity during the current year-to-date period. The weighted average rate on loan payoffs/curtailments during the nine months ended September 30, 2023 was 4.90% as compared to 3.81% for the same period last year.
Total interest expense increased $137.8 million, or 306.0%, to $182.8 million for the nine months ended September 30, 2023 from $45.0 million for the same period last year. Interest expense on deposits increased $113.4 million primarily due to the cost of interest-bearing deposits increasing 258 basis points due to continued increases in market interest rates. Interest expense on advances from the FHLB increased by $22.5 million during the nine months ended September 30, 2023, compared to the same period last year, due to an increase in the average balance and cost of FHLB advances of $574.8 million and 135 basis points, respectively. The increase in FHLB advances has been utilized to mitigate interest rate risk and increase on-balance sheet liquidity. The increase in the cost of FHLB advances is due to continued increases in market interest rates. A discussion of instruments used to mitigate interest rate risk can be found under Part II - Item 7A. ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’
Provision for Credit Losses

For the nine months ended September 30, 2023, we recorded $3.8 million in provisions for loan losses compared to $500 thousand in provisions during the same period last year. During the nine months ended September 30, 2023, provisions were recorded primarily related to forecasted declines in multifamily property values, partially offset by the elimination of a specific reserve previously established on a collateral dependent loan. As discussed above, the Company adopted the CECL methodology on January 1, 2023. During the prior year loan loss provisions recorded in the second and third quarters were primarily due to loan growth and incremental changes in classified loan balances. These loan loss provisions were partially offset by a reversal of loan loss provisions recorded in the first quarter related to the remaining portion of qualitative reserves for uncertain economic risks established early in the pandemic that were deemed unnecessary.

Noninterest Income

Noninterest income increased to $3.2 million for the nine months ended September 30, 2023 from $689 thousand for the same period last year.

The following table presents the major components of our noninterest income:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Income
FHLB dividends	$2,088	$1,059	$1,029	97.2%
Fee income	364	640	(276)	(43.1)%
Other	706	(1,010)	1,716	(169.9)%
Total noninterest income	$3,158	$689	$2,469	358.3%
The increase in noninterest income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a $1.0 million net increase in the fair value of equity securities during the current period compared to the same period last year, as well as a $1.0 million increase in FHLB dividends due to increases in the quarterly dividend rate.

Noninterest Expense

Noninterest expense increased $3.9 million, or 8.7%, to $48.1 million for the nine months ended September 30, 2023 from $44.2 million for the same period last year.

The following table presents the major components of our noninterest expense:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Noninterest Expense
Compensation and related benefits	$29,316	$26,146	$3,170	12.1%
Deposit insurance premium	2,787	1,468	1,319	89.9%
Occupancy	3,433	3,590	(157)	(4.4)%
Depreciation and amortization	1,390	2,155	(765)	(35.5)%
Professional and regulatory fees	1,573	1,812	(239)	(13.2)%
Data processing	2,926	3,039	(113)	(3.7)%
Marketing	2,554	2,194	360	16.4%
Merger costs	1,149	—	1,149	N/A
Other expenses	2,945	3,809	(864)	(22.7)%
Total noninterest expense	$48,073	$44,213	$3,860	8.7%
The increase in noninterest expense during the nine months ended September 30, 2023 as compared to the same period last year was primarily attributable to a $3.2 million increase in compensation expense due to a decline in capitalized salary costs due to lower loan origination volume, partially offset by a decrease in salaries and related benefits due to a reduction in our lending workforce. Additionally, FDIC deposit insurance premiums increased $1.3 million compared to the same period last year due to an increase in assessment rates effective at the beginning of 2023. During the nine months ended September 30, 2023, $1.1 million of external costs were incurred in connection with our previously announced merger with WAFD. These increases were partially offset by a $845 thousand decline in loan down payment assistance costs due to the slowing in loan originations, as well as a $765 thousand decrease in depreciation and amortization caused by a reduction in leased office space.
Income Tax Expense

For the nine months ended September 30, 2023, we recorded income tax expense of $9.3 million as compared to $27.4 million for the same period last year with effective tax rates of 29.4% and 29.2%, respectively. The decline in income tax expense was due to lower pre-tax earnings during the current year-to-date period compared to the same period last year.
Financial Condition - As of September 30, 2023 and December 31, 2022

Total assets at September 30, 2023 were $8.1 billion, an increase of $159.3 million, or 2.0%, from December 31, 2022. The increase was primarily due to a $393.8 million increase in cash and cash equivalents as compared to the prior year end, partially offset by a $183.2 million decline in loans and a $71.4 million decrease in available for sale securities. Total liabilities were $7.4 billion at quarter end, an increase of $146.8 million, or 2.0%, from December 31, 2022. The increase in total liabilities was primarily attributable to a $218.5 million increase in FHLB advances, partially offset by a $79.2 million decline in deposits.
Loan Portfolio Composition

Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk which we attempt to mitigate with strong underwriting. As of September 30, 2023 and December 31, 2022, our total loans amounted to $6.8 billion and $7.0 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of September 30, 2023		As of December 31, 2022
(Dollars in thousands)	Amount	% of total	Amount	% of total
Real estate loans
Multifamily residential	$4,319,138	63.8%	$4,500,500	64.8%
Single family residential	2,273,660	33.6%	2,253,987	32.4%
Commercial real estate	153,594	2.3%	171,767	2.5%
Construction and land	20,370	0.3%	22,533	0.3%
Total loans before deferred items	6,766,762	100.0%	6,948,787	100.0%
Deferred loan costs, net	60,457		61,658
Total loans	$6,827,219		$7,010,445
The relative composition of the loan portfolio has not changed significantly over the past several years. Our primary focus remains multifamily real estate lending, which constituted 64% and 65% of our portfolio at September 30, 2023 and December 31, 2022, respectively. Single family residential lending is our secondary lending emphasis and represented 34% and 32% of our portfolio at September 30, 2023 and December 31, 2022, respectively.

We recognize that our multifamily and single family residential loan products represent concentrations within our balance sheet. Multifamily loan balances as a percentage of risk-based capital were 522% and 560% as of September 30, 2023 and December 31, 2022, respectively. Our single family loans as a percentage of risk-based capital were 275% and 281%, respectively, as of the same dates. Additionally, our loans are geographically concentrated with borrowers and collateral properties on the West Coast. At both September 30, 2023 and December 31, 2022, 61%, 27% and 9% of our real estate loans were collateralized by properties in southern California counties, northern California counties and Washington, respectively.

Our lending strategy has been to focus on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, self-established product and geographical limits, annual cash flow evaluations of income property loans and semi-annual stress testing.
We had a small portfolio of construction loans with commitments (funded and unfunded) totaling $24.7 million and $38.7 million at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the average loan commitment for our single family construction product, which includes small tract housing and condominium projects, and our multifamily residential construction loans was $5.7 million and $3.9 million, respectively. Our construction lending typically focuses on non-owner occupied single family residential projects with completed per-unit values of $4.0 million or less and multifamily projects with loan commitments of $15.0 million or less. In late 2022, we stopped accepting any new construction loan applications.

The following table presents the activity in our loan portfolio for the periods shown:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Loan increases:
Multifamily residential	$19,554	$18,994	$61,928	$1,084,956
Single family residential	43,248	50,825	161,000	714,596
Commercial real estate	—	—	—	24,471
Construction and land	—	—	—	7,992
Total loans originated and purchased	62,802	69,819	222,928	1,832,015

Loan decreases:
Loan principal reductions and payoffs	(149,697)	(148,028)	(403,013)	(1,264,011)
Other (1)	(6,881)	(24,276)	(3,141)	(10,969)
Total loan outflows	(156,578)	(172,304)	(406,154)	(1,274,980)
Net change in total loan portfolio	$(93,776)	$(102,485)	$(183,226)	$557,035

(1) Other changes in loan balances primarily represent the net change in disbursements on unfunded commitments, deferred loan costs, fair value adjustments and, to the extent applicable, may include foreclosures and charge-offs. Fair value adjustments totaled $(13.7) million and $(26.2) million for the three months ended September 30, 2023 and June 30, 2023, respectively, and totaled $(13.0) million and $(24.1) million for the nine months ended September 30, 2023 and 2022, respectively.

Multifamily residential loans. We provide multifamily residential loans for the purchase or refinance of apartment buildings of five units or more, with the financed properties serving as collateral for the loan. Our multifamily lending is built around three core principles: market selection, deal selection and sponsor selection. We focus on markets with a high barrier to entry for new development, where there is a limited supply of new housing and where there is a high variance between the cost to rent and the cost to own. We typically lend on stabilized and seasoned assets and focus on older, smaller properties with rents at or below market levels, catering to low and middle income renters. Our customers are generally experienced real estate professionals who desire regular income/cash flow streams and are focused on building wealth steadily over time. We have instituted strong lending policies to mitigate credit and concentration risk. At September 30, 2023, our multifamily real estate portfolio had an average loan balance of $1.6 million, a weighted average loan to value of 55.9%, a weighted average debt service coverage ratio of 1.6 times and supporting collateral averaging 13.6 housing units, as compared to an average loan balance of $1.7 million, a weighted average loan to value of 56.7%, a weighted average debt service coverage ratio of 1.5 times and supporting collateral averaging 13.7 housing units at December 31, 2022.
Single family residential loans. We provide permanent financing on single family residential properties primarily located in our market areas, which are both owner-occupied and investor owned. We conduct this business primarily through a network of third-party mortgage brokers with the intention of retaining these loans in our portfolio. The majority of our originations are for purchase transactions, but we also provide loans to refinance single family properties. Our underwriting criteria focuses on debt ratios, credit scores, liquidity of the borrower and the borrower’s cash reserves. At September 30, 2023, our single family residential real estate portfolio had an average loan balance of $904 thousand, a weighted average loan to value of 63.9% and a weighted average borrower credit score at origination/refreshed of 759. At December 31, 2022, our single family residential real estate portfolio had an average loan balance of $907 thousand, a weighted average loan to value of 64.0% and a weighted average borrower credit score at origination/refreshed of 759.
Commercial real estate loans. While not a large part of our portfolio during any period presented, we also lend on nonresidential commercial real estate. Our nonresidential commercial real estate loans are generally used to finance the purchase or refinance of established multi-tenant industrial, office and retail sites. At September 30, 2023, our commercial real estate portfolio had an average loan balance of $2.1 million, a weighted average loan to value of 52.0% and a weighted average debt service coverage ratio of 1.6 times, as compared to an average loan balance of $2.2 million, a weighted average loan to value of 53.9% and a weighted average debt service coverage ratio of 1.7 times at December 31, 2022. Our exposure to nonresidential commercial real estate is limited.

Additional detail is provided within the table below as of September 30, 2023:

(Dollars in thousands)	Count	Balance	Weighted Average LTV	% of Total Loans
Multifamily Real Estate	2,675	$4,349,645	55.9%	63.7%
Single Family Real Estate	2,553	2,303,280	63.9%	33.7%
Commercial Real Estate Type:
Mid Rise Office	7	37,281	56.3%	0.5%
Strip Retail	12	19,682	48.3%	0.3%
Medical Office	5	18,314	58.6%	0.3%
Shopping Center	5	17,748	56.0%	0.3%
Unanchored Retail	8	14,399	43.9%	0.2%
Low Rise Office	7	11,254	51.3%	0.2%
More than 50% commercial	10	10,729	47.1%	0.2%
Anchored Retail	2	7,851	47.9%	0.1%
Multi-Tenant Industrial	5	6,888	41.0%	0.1%
Shadow Retail	3	3,876	60.8%	0.1%
Flex Industrial	2	2,340	60.3%	0.0%
Warehouse	3	2,323	43.6%	0.0%
Restaurant	2	1,231	25.6%	0.0%
Other	1	70	13.3%	0.0%
Commercial Real Estate	72	153,986	52.0%	2.3%
Construction (1)	5	20,308	58.6%	0.3%
Total	5,305	$6,827,219	58.5%	100.0%
(1) Construction LTV is calculated based on an "as-completed" property value. Undisbursed commitments for construction loans totaled $4.3 million at September 30, 2023.
Construction and land. Other categories of loans included in our portfolio consist of construction and land loans. Construction loans include a single family construction product, which includes small tract housing and condominium projects, and multifamily construction projects. As of September 30, 2023 and December 31, 2022, the Company had no land loans outstanding.

The following table sets forth the contractual maturity distribution of our loan portfolio:

(Dollars in thousands)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
As of September 30, 2023:
Loans
Real estate mortgage loans:
Multifamily residential	$—	$571	$37,597	$4,280,970	$4,319,138
Single family residential	49	269	49,147	2,224,195	2,273,660
Commercial real estate	934	66,482	86,178	—	153,594
Construction and land	19,680	690	—	—	20,370
Total loans	$20,663	$68,012	$172,922	$6,505,165	$6,766,762

Fixed interest rates	$—	$193	$42,418	$265,730	$308,341
Floating or hybrid adjustable rates	20,663	67,819	130,504	6,239,435	6,458,421
Total loans	$20,663	$68,012	$172,922	$6,505,165	$6,766,762
As of December 31, 2022:
Loans
Real estate mortgage loans:
Multifamily residential	$72	$537	$39,917	$4,459,974	$4,500,500
Single family residential	27	468	51,443	2,202,049	2,253,987
Commercial real estate	—	41,505	130,262	—	171,767
Construction and land	17,464	5,069	—	—	22,533
Total loans	$17,563	$47,579	$221,622	$6,662,023	$6,948,787

Fixed interest rates	$—	$197	$45,045	$270,285	$315,527
Floating or hybrid adjustable rates	17,563	47,382	176,577	6,391,738	6,633,260
Total loans	$17,563	$47,579	$221,622	$6,662,023	$6,948,787
Our fixed interest rate loans generally consist of 30 and 40-year loans that are primarily secured by single family residential properties, often in conjunction with our efforts to provide affordable housing financing to low-to-moderate income individuals. Our floating and adjustable rate loans are largely hybrid interest rate programs that provide an initial fixed term of three to ten years and then convert to quarterly or semi-annual repricing adjustments thereafter. As of September 30, 2023 and December 31, 2022, $4.2 billion and $4.6 billion, respectively, of our floating or hybrid adjustable rate loans were at their floor rates. The weighted average minimum interest rate on loans at their floor rates was 3.64% and 3.66% at September 30, 2023 and December 31, 2022, respectively. Hybrid adjustable rate loans still within their initial fixed term totaled $5.4 billion and $5.7 billion at September 30, 2023 and December 31, 2022, respectively. These loans had a weighted average term to first repricing date of 3.2 years and 3.7 years at September 30, 2023 and December 31, 2022, respectively.
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
The following table provides details of our nonperforming assets as of the dates presented and certain other related information:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Non-accrual loans
Multifamily residential portfolio	$3,494	$3,509
Single family residential portfolio	3,132	2,962
Total non-accrual loans	6,626	6,471
Real estate owned	—	—
Total nonperforming assets	$6,626	$6,471
Allowance for credit losses on loans to period end nonperforming loans	601.95%	566.91%
Nonperforming loans to period end loans	0.10%	0.09%
Nonperforming assets to total assets	0.08%	0.08%
When assessing whether a loan should be placed on non-accrual status because contractual payments appear doubtful, consideration is given to information we collect from third parties and our borrowers to substantiate their future ability to repay principal and interest due on their loans as contractually agreed.
Interest income recognized on non-accrual loans subsequent to their classification as non-accrual totaled $23 thousand and $18 thousand for the three months ended September 30, 2023 and June 30, 2023, respectively, and $69 thousand and $99 thousand for the nine months ended September 30, 2023 and 2022, respectively. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $144 thousand and $142 thousand for the three months ended September 30, 2023 and June 30, 2023, respectively, and $431 thousand and $122 thousand for the nine months ended September 30, 2023 and 2022, respectively.
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
The following tables provide information on the activity within the allowance as of and for the periods indicated:

(Dollars in thousands)	Beginning Balance	Impact of CECL Adoption	Charge-Offs	Recoveries	Provision	Ending Balance
Three months ended September 30, 2023
Multifamily residential	$29,223	$—	$—	$—	$2,203	$31,426
Single family residential	6,874	—	(463)	—	718	7,129
Commercial real estate	776	—	—	—	207	983
Construction and land	341	—	—	—	6	347
Allowance for credit losses on loans	37,214	—	(463)	—	3,134	39,885
Allowance for credit losses on off-balance sheet credit exposures	570	—	—	—	(133)	437
Total allowance for credit losses	$37,784	$—	$(463)	$—	$3,001	$40,322
Three months ended June 30, 2023
Multifamily residential	$27,292	$—	$—	$—	$1,931	$29,223
Single family residential	7,431	—	—	—	(557)	6,874
Commercial real estate	777	—	—	—	(1)	776
Construction and land	414	—	—	—	(73)	341
Allowance for credit losses on loans	35,914	—	—	—	1,300	37,214
Allowance for credit losses on off-balance sheet credit exposures	658	—	—	—	(88)	570
Total allowance for credit losses	$36,572	$—	$—	$—	$1,212	$37,784
Nine months ended September 30, 2023
Multifamily residential	$26,417	$2,882	$—	$—	$2,127	$31,426
Single family residential	8,564	(2,472)	(463)	—	1,500	7,129
Commercial real estate	1,539	(784)	—	—	228	983
Construction and land	165	282	—	—	(100)	347
Allowance for credit losses on loans	36,685	(92)	(463)	—	3,755	39,885
Allowance for credit losses on off-balance sheet credit exposures	563	211	—	—	(337)	437
Total allowance for credit losses	$37,248	$119	$(463)	$—	$3,418	$40,322
Nine months ended September 30, 2022
Multifamily residential	$26,043	$—	$—	$—	$161	$26,204
Single family residential	7,224	—	—	—	933	8,157
Commercial real estate	2,094	—	—	—	(551)	1,543
Construction and land	174	—	—	—	(43)	131
Total allowance for loan losses	$35,535	$—	$—	$—	$500	$36,035

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Allowance for credit losses on loans to period end loans	0.58%	0.54%	0.58%	0.53%
Annualized net charge-offs to average loans:
Multifamily residential	—%	—%	—%	—%
Single family residential	0.08%	—%	0.03%	—%
Commercial real estate	—%	—%	—%	—%
Construction and land	—%	—%	—%	—%
Annualized net charge-offs to average loans	0.03%	—%	0.01%	—%
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

The following table presents the book value of our investment portfolio:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Book Value	% of Total	Book Value	% of Total
Available for sale debt securities:
Government and Government Sponsored Entities:
Commercial mortgage backed securities ("MBS") and collateralized mortgage obligations ("CMOs")	$298,906	54.45%	$340,736	54.89%
Residential MBS and CMOs	178,125	32.45%	199,384	32.11%
Agency bonds	37,008	6.74%	42,630	6.87%
Other asset backed securities	21,885	3.99%	24,598	3.96%
Total available for sale debt securities	535,924	97.63%	607,348	97.83%
Held to maturity:
Government Sponsored Entities:
Residential MBS	2,971	0.54%	3,047	0.49%
Other investments	54	0.01%	61	0.01%
Total held to maturity debt securities	3,025	0.55%	3,108	0.50%
Equity securities	10,018	1.82%	10,340	1.67%
Total investment securities	$548,967	100.00%	$620,796	100.00%
The net unrealized losses in the Company's available for sale and held to maturity portfolios were $62.3 million and $369 thousand, respectively, and represented 10.20% and 0.06%, respectively, of the total amortized cost of our investment portfolio at September 30, 2023. Unrealized losses in our AFS portfolio are reported in our stockholders' equity, net of any tax impact. Over 62% of our available for sale securities portfolio consisted of floating rate securities with an average repricing period of approximately 13 months. As of September 30, 2023, securities with a book value totaling $517.1 million were pledged to the FHLB and Federal Reserve Bank ("FRB"). There were no advances against these pledged securities during the nine months ended September 30, 2023. No securities were pledged as of December 31, 2022.

Deposits

Representing 77.4% of our total liabilities as of September 30, 2023, deposits are our primary source of funding for our business operations. Retail deposit activity appears to have stabilized following volatility in the first quarter of this year primarily caused by the recent banking turmoil. We continue to remain focused on growing deposits by deepening our relationships with our existing loan and deposit customers and looking to expand our traditional product footprint with newer emphasis placed on specialty/business affiliations. When competitively priced, or when there is market disruption, and/or for asset liability management purposes, we will supplement our retail deposits with wholesale fundings, including brokered deposits.

Deposits totaled $5.8 billion at both September 30, 2023 and December 31, 2022. Retail and brokered deposits decreased $65.2 million and $14.1 million, respectively, from December 31, 2022. The 1.2% decline in retail deposits during the year to date period was primarily in money market savings accounts, partially offset by increases in time deposits. Consequently, the proportion of non-maturity deposits within the portfolio decreased to 36.7% at September 30, 2023 compared to 46.3% at December 31, 2022, while our portfolio of time deposits increased to 63.3% from 53.7% as of the same dates. Retail deposit declines began after the events in the banking industry that occurred in mid-March, and resulted in large first quarter outflows which were partially offset by retail deposit increases during the second and third quarters of 2023. Our cost of interest bearing deposits was 3.77% and 3.30% during the quarters ended September 30, 2023 and June 30, 2023, respectively, and 3.24% and 0.66% during the nine months ended September 30, 2023 and 2022, respectively. The increase in our cost of interest bearing deposits compared to the prior periods was predominantly due to competitive pricing pressures, which have caused increases in the cost of both retail and brokered deposits.
Our loan to deposit ratio was 119% and 120% at September 30, 2023 and December 31, 2022, respectively. It is common for us to operate with a loan to deposit ratio exceeding those commonly seen at other banks. Our higher than average ratio is attributed to our use of FHLB borrowings to supplement loan growth and to strategically manage our interest rate risk, as well as our preference to maintain a large proportion of our assets in real estate loans which generally provide a better yield than high-quality liquid investments.
The following tables summarize our deposit composition by average deposits and average rates paid for the periods indicated:

	Three Months Ended
	September 30, 2023			June 30, 2023
(Dollars in thousands)	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$69,777	—%	1.2%	$71,865	—%	1.2%
Interest-bearing transaction accounts	125,908	0.76%	2.2%	132,927	0.55%	2.3%
Money market demand accounts	1,881,449	3.42%	32.5%	1,943,861	3.03%	33.4%
Time deposits	3,715,204	4.05%	64.1%	3,662,985	3.54%	63.1%
Total	$5,792,338	3.72%	100.0%	$5,811,638	3.25%	100.0%

	Nine Months Ended
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average amount	Weighted average rate paid	Percent of total deposits	Average amount	Weighted average rate paid	Percent of total deposits
Noninterest-bearing deposit accounts	$76,140	—%	1.3%	$159,504	—%	2.9%
Interest-bearing transaction accounts	136,332	0.57%	2.4%	171,148	0.21%	3.1%
Money market demand accounts	2,030,683	2.94%	35.0%	3,007,085	0.64%	53.8%
Time deposits	3,550,675	3.52%	61.3%	2,250,523	0.71%	40.2%
Total	$5,793,830	3.20%	100.0%	$5,588,260	0.64%	100.0%

The Company estimated its balance of uninsured deposits at approximately $1.0 billion, or 17.6% of total deposits, and $1.3 billion, or 22.5% of total deposits, at September 30, 2023 and December 31, 2022, respectively. The following table summarizes our deposit composition by source and segregates balances between estimated insured and uninsured balances for each deposit category as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Insured	Uninsured	Insured	Uninsured
Consumer	$3,372,444	$818,831	$3,090,797	$931,454
Business	930,719	196,359	981,692	379,560
Brokered	441,749	—	455,837	—
Total deposits	$4,744,912	$1,015,190	$4,528,326	$1,311,014
The following table sets forth the maturity of time deposits and estimated insured and uninsured balances as of September 30, 2023:

(Dollars in thousands)	Insured	Uninsured
Remaining maturity:
Three months or less	$935,284	$215,940
Over three through six months	832,461	178,258
Over six through twelve months	978,915	217,673
Over twelve months	249,639	39,652
Total	$2,996,299	$651,523
Percent of time deposits to total deposits	52.02%	11.31%
FHLB Advances and Other Borrowings
In addition to deposits, we utilize collateralized FHLB borrowings to fund our asset growth and, more recently, to add liquidity to our balance sheet. FHLB advances can, at times, have attractive rates and we have commonly used them to strategically extend the duration of our liabilities as part of our interest rate risk management efforts to reduce the liability sensitive position of our balance sheet. FHLB advances totaled $1.4 billion and $1.2 billion at September 30, 2023 and December 31, 2022, respectively. As of the same dates, the Bank had a FHLB letter of credit outstanding totaling $62.6 million. The increase in FHLB advances during the nine months ended September 30, 2023 was primarily utilized to supplement our liquidity in response to the unexpected bank failures in March 2023 and offset first quarter declines in retail deposits, discussed above.

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

	September 30, 2023		December 31, 2022		Date	Maturity	Rate Index
Issuer	Amount	Rate	Amount	Rate	Issued	Date	(Quarterly Reset)
(Dollars in thousands)
Luther Burbank Statutory Trust I	$41,238	7.05%	$41,238	6.15%	3/1/2006	6/15/2036	3 month CME Term SOFR + Tenor Spread Adjustment (0.26%) + 1.38%
Luther Burbank Statutory Trust II	$20,619	7.29%	$20,619	6.39%	3/1/2007	6/15/2037	3 month CME Term SOFR + Tenor Spread Adjustment (0.26%) + 1.62%
We have the right to defer payment of interest on the Notes at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the relevant

Note.During any such extension period, distributions on the Trust Securities will also be deferred, and our ability to pay dividends on our common stock will be restricted.

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

In 2014, we issued senior debt totaling $95.0 million to qualified institutional investors. These senior notes are unsecured, carry a fixed interest coupon of 6.5%, pay interest only on a quarterly basis and mature on September 30, 2024. The senior debt is redeemable at any time prior to August 31, 2024, at a redemption price equal to the greater of (i) 100% of the principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the calculated rate for a U.S. Treasury security having a comparable remaining maturity, plus 30 basis points, plus in each case, accrued and unpaid interest. On or after September 1, 2024, the senior debt may be redeemed at 100% of the principal amount plus accrued and unpaid interest.

The following table presents information regarding our FHLB advances and other borrowings as of or for the periods indicated:

	As of or For the Three Months Ended		As of or For the Nine Months Ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
FHLB advances
Average amount outstanding during the period	$1,453,821	$1,640,939	$1,474,669	$899,838
Maximum amount outstanding at any month-end during the period	1,451,647	1,701,647	1,701,647	1,201,647
Balance outstanding at end of period	1,426,647	1,576,647	1,426,647	1,201,647
Weighted average maturity (in years)	1.1	1.5	1.1	1.7
Weighted average interest rate at end of period	3.40%	3.34%	3.40%	2.34%
Weighted average interest rate during the period	3.20%	3.33%	3.14%	1.79%

Junior subordinated deferrable interest debentures
Balance outstanding at end of period	$61,857	$61,857	$61,857	$61,857
Weighted average maturity (in years)	13.2	13.5	13.2	14.3
Weighted average interest rate at end of period	7.13%	7.01%	7.13%	4.75%
Weighted average interest rate during the period	7.13%	6.54%	6.67%	2.64%

Senior unsecured term notes
Balance outstanding at end of period	$94,877	$94,846	$94,877	$94,754
Weighted average maturity (in years)	1.0	1.3	1.0	2.0
Weighted average interest rate at end of period	6.64%	6.64%	6.64%	6.65%
Weighted average interest rate during the period	6.64%	6.64%	6.64%	6.65%

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

The following table sets forth the amount of short-term borrowings outstanding, comprised entirely of FHLB advances, as well as the weighted average interest rate thereon, as of or for the dates indicated:

	As of or For the Three Months Ended		As of or For the Nine Months Ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Outstanding at period end	$175,000	$125,000	$175,000	$200,000
Average amount outstanding	6,522	123,352	59,467	128,227
Maximum amount outstanding at any month end	175,000	150,000	175,000	288,900
Weighted average interest rate at end of period	5.77%	5.35%	5.77%	2.99%
Weighted average interest rate during the period	5.60%	5.27%	5.22%	2.04%
Stockholders’ Equity
The Company's stockholders’ equity totaled $695.0 million at September 30, 2023, an increase of $12.5 million, or 1.8%, compared to December 31, 2022. The increase in stockholders' equity was primarily due to net income of $22.3 million, partially offset by unrealized losses on securities, net of taxes, of $10.0 million during the nine months ended September 30, 2023.
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

(Dollars in thousands)	September 30, 2023	December 31, 2022
Commitments to fund loans	$20,957	$37,741
In connection with our Freddie Mac multifamily loan securitization, we entered into a reimbursement agreement pursuant to which we may be required to reimburse Freddie Mac for the first losses in the underlying loan portfolio, not to exceed 10% of the unpaid principal amount at settlement, or approximately $62.6 million. A $62.6 million letter of credit with the FHLB is pledged as collateral in connection with this reimbursement agreement. We have recorded a reserve for estimated losses with respect to the reimbursement obligation of $247 thousand and $439 thousand at September 30, 2023 and December 31, 2022, respectively, which is included in other liabilities and accrued expenses in the consolidated statements of financial condition. In connection with the adoption of the CECL accounting standard on January 1, 2023, the Company decreased the allowance for the reimbursement obligation by $119 thousand, which represented the difference between the CECL methodology and the prior methodology utilized for estimating losses for its reimbursement obligation. The prior period allowance is reported in accordance with previous GAAP.

As of September 30, 2023, the Company held eleven interest rate swaps with a total notional amount of $1.8 billion. The swaps provide a partial hedge against the interest rate risk associated with both hybrid adjustable loans in their fixed rate period and a pool of fixed rate single family loans. Our swaps involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amounts. As of September 30, 2023, these swaps carried a weighted average fixed payment rate of 3.78%, while receiving a federal funds weighted average rate of 5.33%. The net hedging impact associated with our swaps is reported in interest income on loans.

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

Contractual Obligations

The following table presents, as of September 30, 2023, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see Part I, Item 1, "Financial Statements and Supplementary Data", Note 17. ‘‘Commitments and Contingencies,’’ in the Notes to Our Unaudited Consolidated Financial Statements in this Report.

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(Dollars in thousands)					Total
Contractual Cash Obligations
Time deposits (1)	$3,358,531	$279,142	$10,149	$—	$3,647,822
FHLB advances (1)	625,000	801,500	—	147	1,426,647
Senior debt (1)	95,000	—	—	—	95,000
Junior subordinated debentures (1)	—	—	—	61,857	61,857
Operating leases	3,420	6,045	4,650	1,169	15,284
Significant contract (2)	1,684	2,707	—	—	4,391
Total	$4,083,635	$1,089,394	$14,799	$63,173	$5,251,001

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

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, unrestricted cash at third-party banks, investments available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB and proceeds from the sale of loans. Other sources of funding include borrowings from the FRB discount window and the FRB Bank Term Funding Program ("BTFP"), draws on established federal funds lines from unaffiliated commercial banks and the issuance of debt or equity securities. Our reliance on wholesale funding sources may fluctuate as economic conditions and customer preferences change.
We proactively and prudently manage liquidity, which became even more important this year in light of the bank failures and other deposit dislocations resulting from the rapidly rising interest rate environment. During the nine months ended September 30, 2023, we increased our on-balance sheet liquidity by an additional $322.1 million primarily through an increase in FHLB advances and decreases in loan balances attributable to loan prepayments exceeding loan originations due to slowing demand resulting from the general rise in interest rates, coupled with our desire to achieve a reasonable risk adjusted return on new loan volume in light of the high cost of new funding. Usage of our FHLB line to augment our liquidity is consistent with our past borrowing practices. We have pledged substantially all of our pledgeable investment and loan portfolios to the FHLB and FRB. Although the Bank has access to an aggregate borrowing capacity of $1.2 billion under the FRB's BTFP and discount window, we have not utilized either FRB line during the current year. As of September 30, 2023, our total on-balance sheet liquidity and borrowing capacity, as shown below, represented 348% of our estimated uninsured deposit balances. As of September 30, 2023, we maintained the following liquidity position:

(Dollars in thousands)	As of September 30, 2023	% of Assets
Unrestricted cash & cash equivalents	$579,724	7.13%
Unpledged liquid securities	31,903	0.39%
Unutilized brokered deposit capacity(1)	422,266	5.19%
Unutilized FHLB borrowing capacity(2)(3)	1,276,920	15.70%
Unutilized FRB borrowing capacity(2)	1,197,853	14.73%
Commercial line of credit	25,000	0.31%
Total liquidity	$3,533,666	43.44%
(1) Capacity based on internal guidelines.
(2) Capacity based on pledged collateral specific to the FHLB or FRB, as applicable.
(3) Availability to borrow from the FHLB is permitted up to 40% of Luther Burbank Savings’ (the “Bank”) assets or $3.3 billion, subject to collateral capacity.
Our total deposits at both September 30, 2023 and December 31, 2022 were $5.8 billion. Based on the values of loans and securities pledged as collateral, our $1.4 billion of FHLB advances outstanding and our $62.6 million FHLB letter of credit outstanding, we had $1.3 billion of additional borrowing capacity with the FHLB at September 30, 2023. Based on the values of other loans and securities pledged as collateral, we had $1.2 billion of borrowing capacity with the FRB at September 30, 2023. There were no outstanding advances with the FRB at September 30, 2023. In addition to the liquidity provided by the FHLB and FRB described above, we have established a federal funds line of credit with an unaffiliated bank totaling $25.0 million at September 30, 2023, which had no advances as of that date. In the ordinary course of business, we maintain correspondent bank accounts with unaffiliated banks which are used for normal business activity including ordering cash for our branch network, the purchase of investment securities and the receipt of principal and interest on those investments. Available cash balances at correspondent banks, including amounts at the FRB, totaled $579.7 million at September 30, 2023.

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

Capital Adequacy

We are subject to various regulatory capital requirements administered by federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. As of September 30, 2023 and December 31, 2022, we were in compliance with all applicable regulatory capital requirements, including the capital conservation buffer, and the Bank qualified as ‘‘well-capitalized’’ for purposes of the FDIC’s prompt corrective action regulations.
The vast majority of our multifamily residential loans and single family residential loans are currently eligible for 50% risk-weighting for purposes of calculating our regulatory capital levels. Risk-weighting requirements of multifamily residential loans and single family residential loans are contingent upon meeting specific criteria, which, if not adequately met, would increase the required risk-weighting percentage for these loans. Commercial real estate lending collateralized by real estate other than multifamily residential properties are generally risk weighted at 100%. Our leverage ratio is not affected by the composition of our assets.

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations to maintain ‘‘well-capitalized’’ status:

			Minimum Required
	Actual		For Capital Adequacy Purposes		For Well- Capitalized Institution
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Luther Burbank Corporation
As of September 30, 2023
Tier 1 Leverage Ratio	$797,767	9.66%	$330,443	4.00%	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	735,910	18.31%	281,267	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	797,767	19.85%	341,539	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	838,111	20.86%	421,901	10.50%	N/A	N/A
As of December 31, 2022
Tier 1 Leverage Ratio	$775,259	9.72%	$319,051	4.00%	N/A	N/A
Common Equity Tier 1 Risk-Based Ratio	713,402	16.80%	297,214	7.00%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	775,259	18.26%	360,902	8.50%	N/A	N/A
Total Risk-Based Capital Ratio	812,529	19.14%	445,820	10.50%	N/A	N/A
Luther Burbank Savings
As of September 30, 2023
Tier 1 Leverage Ratio	$875,418	10.60%	$330,331	4.00%	$412,913	5.00%
Common Equity Tier 1 Risk-Based Ratio	875,418	21.80%	281,072	7.00%	260,995	6.50%
Tier 1 Risk-Based Capital Ratio	875,418	21.80%	341,301	8.50%	321,225	8.00%
Total Risk-Based Capital Ratio	915,762	22.81%	421,608	10.50%	401,531	10.00%
As of December 31, 2022
Tier 1 Leverage Ratio	$856,631	10.74%	$318,970	4.00%	$398,712	5.00%
Common Equity Tier 1 Risk-Based Ratio	856,631	20.19%	297,026	7.00%	275,809	6.50%
Tier 1 Risk-Based Capital Ratio	856,631	20.19%	360,674	8.50%	339,458	8.00%
Total Risk-Based Capital Ratio	893,901	21.07%	445,538	10.50%	424,322	10.00%

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
We use two primary modeling techniques to assess our exposure to interest rates that simulate the earnings and valuation effects of variations in interest rates: Net Interest Income at Risk ("NII at Risk") and the Economic Value of Equity ("EVE"). These models require that we use numerous assumptions, including asset and liability pricing and repricing, future growth, prepayment rates, non-maturity deposit sensitivity and decay rates. These assumptions are inherently uncertain and, as a result, the models cannot precisely predict the fluctuations in market interest rates or precisely measure the impact of future changes in interest rates. Notably, actual deposit characteristics experienced in our portfolio since mid-2022 have been less predictable than our historical patterns, which management attributes to the unprecedented rise in market interest rates. Given the uncertainties discussed above, actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.
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
On a quarterly basis, we measure and report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The following table illustrates the results of our NII at Risk analysis to determine the extent to which our net interest income over the following 12 months may change if prevailing interest rates increased or decreased by the specified amounts at September 30, 2023. It models instantaneous parallel shifts in market interest rates, implied by the forward yield curve over the next one year period.

Interest Rate Risk to Earnings (NII)
September 30, 2023
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change NII	% Change NII
+400 BP	$(12.0)	(55.0)%
+300 BP	(7.5)	(34.6)%
+200 BP	(4.0)	(18.3)%
+100 BP	(1.6)	(7.5)%
-100 BP	0.8	3.8%
-200 BP	1.9	8.9%
-300 BP	2.7	12.6%
-400 BP	3.4	15.8%
The NII at Risk reported at September 30, 2023 reflects that our earnings were in a liability sensitive position in which an increase in interest rates is expected to generate lower net interest income. During the nine months ended September 30, 2023, our NII at Risk increased as compared to December 31, 2022 primarily due to higher interest rates and declining net interest income.
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

Interest Rate Risk to Capital (EVE)
September 30, 2023
(Dollars in millions)
Change in Interest Rates (basis points)	$ Change EVE	% Change EVE
+400 BP	$(310.8)	(59.6)%
+300 BP	(198.7)	(38.1)%
+200 BP	(114.3)	(21.9)%
+100 BP	(49.1)	(9.4)%
-100 BP	32.2	6.2%
-200 BP	47.4	9.1%
-300 BP	49.2	9.4%
-400 BP	45.0	8.6%
The EVE reported at September 30, 2023 reflects that our market value of capital was in a liability sensitive position in which an increase in interest rates is expected to generate lower market values of capital. During the nine months ended September 30, 2023, our EVE at risk decreased slightly as compared to December 31, 2022 primarily due to a decrease in the months to repricing of our loan balances, an increase in our hedge positions, partially offset by higher interest rates, slower loan prepayments and lower loan market values.
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
We are currently utilizing FHLB advances and interest rate swaps to hedge our liability sensitive interest rate risk position. As of September 30, 2023, the Company maintained 11 interest rate swaps with an aggregate notional amount of $1.8 billion to partially hedge the interest rate risk associated with both fixed rate loans and hybrid adjustable loans in their fixed rate period. All of our swaps are designated as fair value hedges and involve the payment of a fixed rate amount to a counterparty in exchange for the Company receiving a variable rate payment over the life of the swaps without the exchange of the underlying notional amount. The gain or loss on derivatives, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk are recognized in interest income for loans in our unaudited consolidated statements of income. The Company recognized an increase in interest income in connection with interest rate swaps of $6.4 million and $8.0 million during the three months ended September 30, 2023 and June 30, 2023, respectively, and $22.7 million and $3.3 million during the nine months ended September 30, 2023 and 2022, respectively.
The following table summarizes derivative instruments utilized by us as interest rate risk hedge positions as of September 30, 2023:

(Dollars in thousands)				Fair Value
Hedging Instrument	Hedge Accounting Type	Months to Maturity	Notional	Other Assets	Other Liabilities
Interest rate swap	Fair value hedge	6	$100,000	$1,574	$—
Interest rate swap	Fair value hedge	9	100,000	1,750	—
Interest rate swap	Fair value hedge	20	100,000	3,807	—
Interest rate swap	Fair value hedge	24	300,000	106	—
Interest rate swap	Fair value hedge	29	200,000	3,662	—
Interest rate swap	Fair value hedge	30	100,000	1,152	—
Interest rate swap	Fair value hedge	33	200,000	1,990	—
Interest rate swap	Fair value hedge	47	100,000	5,206	—
Interest rate swap	Fair value hedge	48	200,000	4,859	—
Interest rate swap	Fair value hedge	49	200,000	3,898	—
Interest rate swap	Fair value hedge	55	200,000	4,819	—
			$1,800,000	$32,823	$—
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Our policies require that counterparties must be approved by our ALCO. Additionally, contracts are in place to ensure that minimum transfer amounts and collateral requirements are established.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2023, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2023 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.
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

LUTHER BURBANK CORPORATION

DATED:	NOVEMBER 3, 2023	By: /s/ Simone Lagomarsino
Simone Lagomarsino
President and Chief Executive Officer

DATED:	NOVEMBER 3, 2023	By: /s/ Laura Tarantino
Laura Tarantino
Executive Vice President and Chief Financial Officer